Form 10KSB
period 2005-09-30
Thrifty Printing Inc.
filed 2005-12-29
CIK 1314052

OMB APPROVAL
OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden hours per response.... 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-122005

THRIFTY PRINTING INC.

(Name of small business Issuer in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

3702 South Virginia Street, #g12-401
Reno, Nevada 89502
(Address of principal executive offices, including zip code)

(775) 825-5358
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes [ ] No [ X ]

The Company's revenues during the year ended September 30, 2005 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company (1,537,500 shares) was $0, assuming, solely for the purposes of this calculation, that the directors and executive officers of the Issuer are "affiliates". This determination of affiliate status is not necessarily a conclusive definition for other purposes.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years: Not Applicable.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 15, 2005, - 3,200,000 shares of Common Stock

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

Yes [ ] No [ X ]

PART I

Item 1. Description of Business

We were incorporated in the State of Nevada on January 23, 2004. We are a development stage company that has been ready to commence business operations since October 1, 2004 by providing digital photography photofinishing through our website and participating corner stores, but have not generated any revenue.

Our Current Business

We are an on-line photofinishing services company that provides primarily digital photography photofinishing through our website. We are not a blank check company as we have our current business described below and a detailed plan of business, including specific plans to implementing our business plan.

We established our website as an online photo community for both digital camera and conventional film photographers. Conventional film photographers use film scanners or high-class scanners with negative scan function to convert normal film to digital pictures. Those pictures can then be printed and delivered by uploading to our website. Our website is fully operational. Users can currently create accounts to upload, store and manipulate digital images online, order hard copies and have these delivered to their mailboxes, usually within five business days. We are also building retail network in Alberta and California through dealer agreement with corner stores. As of the date of our prospectus, we have entered into such agreements with six corner stores in Calgary, Alberta.

When a prospective customer visits our website, they will be able to see the "member login" section on the home page. This will take them to our upload page, where they will be directed on how to upload a copy of their digital file to our servers for ordering. A customer who wants to be a member will register his personal information such as first and last name, address, etc., create a user id and password on the website. Our website is fully operational and we currently have twelve registered members. We do not charge membership fees. We have not yet taken orders from these registered members and have not yet generated any revenues from such orders.

Depending on a customer's connection to the Internet and the file size that they are uploading, it will take about 2 to 3 minutes to upload a single 200KB file over a typical phone modem connection. For example, for 10 such images, it may take 30 minutes to complete the upload. If a customer has an ADSL, ISDN or a cable modem connection, their upload time will be much shorter.

Once a customer has uploaded all the digital images they would like to have processed, they will be sent directly to a shopping cart, where they will use the drop down menu beside each photo to select the print size.

If the order hasn't been processed, a customer is able to make any changes to orders by simply logging into their account to modify the previous order. If a customer wants to cancel his order, the customer will proceed to the "contact us" section and send us an e-mail within 24 hrs of placing that order, and we will provide a refund to the customer.

When a customer enters information on our site, the information will be encrypted using the highest standard available, 128-bit security software to send and receive any credit card information for a customer's order. Encryption is the process of taking the characters a customer enters at their computer keyboard and scrambling them into bits of code prior to transmission. The bits are securely transmitted over the Internet, to be deciphered when received by us. To anyone else, the information would be unreadable.

We have an agreement with GL Photo Processing Corp., a professional photo lab located in 115 Pudong Avenue, Shanghai, China to develop and deliver digital prints to customers. Pursuant to the terms of our agreement with GL Photo Processing Corp. dated July 12, 2004, GL Photo Processing Corp. agrees to develop and deliver digital prints to our customers for payments agreed upon between the two parties in accordance with the price listed on the price chart attached to the agreement. The price chart provides the compensation of its services depending on the size of prints, from $0.05 per piece for size 4 x 6 to $7.70 per piece for size 24 x 30.

We will accept Mastercard or Visa for payment for shipped orders. Our credit card processing service is provided by Paypal, located in San Jose, California. We applied for the Paypal account from its website and agreed to their User Agreement. We currently plan to charge $2.99 for up to 100 prints and an additional $0.03 per print for each print that is in excess of the 100 prints, for shipping anywhere in the US and Canada. We will only take orders from customers in the US and Canada. Once a customer has placed their order, we may require up to two business days to process, print and prepare it for shipping. When our website receives orders from the Internet, the web program will automatically forward orders to GL Photo. GL Photo will print and package orders and deliver them by air to customers or retail locations by China Post EMS, the government-owned postal service. China Post EMS charges $2.99 for first priority mail for any package under 1 kg for 5-day delivery to the US or Canada. In total, a customer's order may take up to 7 business days for home delivery.

Our photofinishing prices vary depending on the size of printing. The price is $0.10 per print for size 4x6, $0.99 for 5x7 and $2.99 for 8x10.

We have also entered into dealers' agreements with the following six Calgary corner stores: (a) Buy-Rite Store, (b) No. 1 Convenience Store, (c) Evergreen Store, (d) Winks, (e) Lang Grocery & Confectionery and (f) Dollar Food Store, and plan to enter into additional such agreements with corner stores in the Calgary and San Francisco areas. Under each dealer's agreement we agree to give corner stores in our dealer network unique prices that are less than the prices charged to customers via the Company's website chart. They can sell for more or less depending on their location and other factors. If a customer orders prints from a corner store, he needs to pay that corner store's price, and he needs to pick up the order himself after 5 business days. The corner store will pay us the price we agreed to by cheque or wire transfer. The manager of the corner store is required to upload the pictures to our website. We then process and mail the prints back to that corner store. Each dealer's agreement has a term of five years. We have not yet begun receiving orders from corner stores that entered into dealer agreements with us.

We have two associates who are Mr. Wu Pei Ru's relatives working in Calgary and San Francisco areas. They walk in the corner stores to talk to the storeowners. If the owner is interested he will then sign the dealer's agreement. The Company will not be the exclusive digital photography photofinishing company for those corner stores. The Company is currently providing these services for corner stores in Calgary. We intend to continue to use these two associates to locate and negotiate with other corner stores in Calgary and San Francisco.

Marketing

We chose to focus on the digital camera owner market segment as our primary customer base.

To expand our customer base and to extend the image of the company, we will make every attempt and good faith effort to promote our website.

Internet ads are an obvious choice because that is the nature of our business. Marketing will also be carried out through print media such as "Metro" and "Trader" which are available in all major cities in the US and Canada. According to these two newspapers they charge about $200 per month for advertisements of 2 x 3 inches. These papers' major focus is young people and young people are the majority users of digital cameras. We will raise additional funds to carry out the advertisements.

We will also rely on free listings on search website directories such as Google and Yahoo for the majority of traffic to our website. Google and Yahoo provide free Internet websites for any company to list their name and website address without charge, similar to telephone companies who provide Yellow Pages for anyone to list their name and telephone number without charge. Most of the traffic to the Company's website will come through search websites and listings on website directories. We anticipate that search websites such as Google will represent the majority of the website's traffic. We will list our website on Google and Yahoo after our website's new additional features are developed.

Technology

We host our website and email on servers owned and operated by Instaspace Technologies, a company located in London, Britain. Under our agreement with Instaspace Technology, Instaspace agrees to provide its web site hosting and technical support, which is provided via email and chat only. Instaspace Technology will open unlimited traffic for our web site. We agree not to carry out illegal actions, interest abuse, system abuse, server abuse and abuse of the unlimited traffic offered by Instaspace. Instaspace provides high performance bandwidth and secure server co-location facilities with a 100% uptime guarantee. Instaspace has one main server and one backup server. The backup server will work automatically in case the main server is down. If both servers are down we have to wait until the servers are fixed. We, however, have backup files in our computers. If necessary, we can also make our PC as a temporary server. Pursuant to the User Agreement we entered into with Instaspace Techonologies, we pay a monthly fee of $500 for Instaspace to provide website hosting and technical support. Mr. Wu Yan currently pays the monthly fee on behalf of the Company. We will reimburse him later.

Competition

Internet photography service providers offer different services, some associated with photofinishing, others with archiving and sharing. Some of the common services provided are:

Content - the ability to offer uploading through photofinishing or other devices, as well as photo enhancing options. Internet portals can charge for the uploading service or provide it free of charge. Some companies offer the content for online photography community sites, promoting photographic education via articles and photo-magazine subscriptions or via chats and lectures with professional photographers.

Sharing/Albums - via the creation of albums and archives, many of the sites offer the ability to view and share photos.

Photofinishing - is generated through prints, reprints, enlargements, gift items and sales of photo hardware and supplies.

Community - communities offer an interactive location where the user can find a one-stop-shop catering to photography.

The online photo print service market is a relatively new market. According to Kodak's publication on its website, the first generation of online photo print services arose with the 1996 introduction of online photo print services by PictureVision, Inc. under the trade name "PhotoNet". Shortly thereafter, in August 1997, Eastman Kodak Inc. ("Kodak") entered the online photo print business with the introduction of the Kodak Picture Network service, which provided conventional film scanning and uploading of digitized pictures to the Internet. In February 1998, Kodak acquired a 51% interest in PictureVision, Inc. According to Sony's publication as on its website, shortly after Kodak acquired a controlling interest in PictureVision, Inc., Sony introduced an online photo print service featuring free uploading of digital images to a Sony image station for online ordering of prints. According to the publication on the website of Foto Wire Development S.A. of Geneva, the other first generation online photo print service provider is Foto Wire Development S.A. of Geneva, Switzerland, which has been providing Internet photo print services designed specifically for digital camera photographers in Europe since 1998. In 1999, Foto Wire Development S.A. entered the U.S. market in partnership with two mail order photography developing labs, Mystic Color Lab in Connecticut and Signature Color in Texas.

According to the publication on the website of Kodak, Shutterfly and Snapfish, the second generation of online photo print services began in November 1999 with the entry into the market by Ofoto, Shutterfly and Snapfish. This generation was a business to consumer model focused on the "mail order" concept of delivering digital/digitized photos through the Internet to a wholesaler with delivery back to the consumer through the postal service or by way of courier. This is the market in which we intend to provide our services.

The most notable names in the online photofinishing business, names such as Kodak's Ofoto, Shutterfly and Snapfish, are our direct competitors. These companies have focused on a pure business to consumer model of online photofinishing. In addition, we will be competing with the established "mail order" players such as Mystic Color and District Photo (the world's largest mail order photofinishing operator).

Here is the price and service chart among us and our competitors, which we obtained from each competitor's website:
Competitor's Name	4x6 print price	Service Type	Shipping Cost
Kodak	$0.25	Online Only	$4.99 per order
Sony	$0.19	Online Only	Free
Shutterfly	$0.19	Online Only	$0.03 per print
Snapfish	$0.19	Online Only	$0.05 per print
Fotowire	$0.25 (500 prints min.)	Online and Local Store	Free
Mystic color	$0.29	Online Only	$0.05 per print
District Photo	$0.29	Online Only	$0.03 per print
Thrifty Printing	$0.10	Online and Local Store	$2.99 up to 100 prints. Additional $0.03 per print for quantities exceeding 100 prints

*The above chart does not include all competitors.

We believe that consumers will choose products and services based on the following criteria:

Significant cost savings. We have reached agreement with GL Photo Processing Corp. of Shanghai China that they will process our customers' orders at a very low price, at 10 cents for 4 inch x 6 inch size prints right now, 4 inch x 6 inch size print is the regular size which occupies the majority of the market, other size prints usually used by professionals.

Convenience. We are building a local dealer network of corner stores to establish physical presence, customers may go to a nearby corner store that has a dealer's agreement with us to order services. This network will bring convenience to local customers, especially to those who don't use the computer and internet often, but still need to print their photos.

Companies such as Kodak and Sony have strong financial positions and resources in comparison with us, a newly incorporated development stage company with a very weak financial position and limited resources. There are no assurances that we can successfully compete with them.

Growth Strategy

Our objective is to become the leading online provider of digital photofinishing products printing. The following is our growth strategy:

 We will put our advertisement on our website and put advertisements on other web sites. The trade show we will attend is "Print Ontario" which is a large printing show in North America.

 We will contact more corner stores for them to enter into agreements with us for providing digital film photofinishing photography.

 We will contact and establish relationships with our website affiliates. Affiliate means a website owner, such as tiger direct.com and tiger direct.ca, who can add our website ads in his (its) website. When his (its) website viewer click the ads and order prints from our website, our affiliate system program will credit this affiliate's account with commission the affiliate earns. We will enter into arrangements where the Company will place its website ad on an affiliate's website.

Employees

We do not currently have any employees other than our officers and directors. The two associates that are Mr. Wu Pei Ru's relatives are not employees at the Company. Any personnel that may be required for the photofinishing procedures will be provided by GL Photo Processing Corp., a private company located in Shanghai, China, pursuant to our agreement with them.

Intellectual Property

We own the domain name Myphotolab.us. We registered this domain through our .us registrar, Wild West Domains, Inc., an Arizona company.

We are not aware that our services or proprietary rights infringe the proprietary rights of third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their trademarks, copyrights or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of our website, any of which could have a material adverse effect on our business, operating results and financial condition.

Government Regulations

We are subject to the laws and regulations of those jurisdictions in which we plan to provide our on-line photofinishing services that are generally applicable to operation of business, such as business license requirement, income taxes and payroll taxes. In general our services are not subject to special licensing or other regulatory requirements in those jurisdictions in which we plan to provide our services. Our business includes exporting to the US and Canadian customers photos processed in China. Since China, the US and Canada treat the export and import of finished photos as documents, we are not aware of any customs, commerce and other regulations or laws that could impact our business.

Item 2. Description of Property

Our head office is located at 3702 South Virginia Street, #G12-401, Reno, NV 89502-6030. The Nevada office is used for corresponding with our auditor, legal advisor and resident agent and the Nevada State authorities. It is controlled by our resident agent, Business First Formations, Inc., in Nevada and provided to us free of charge. Our business administration is conducted at 12 Jiangsu Road, Shanghai, China with a monthly rent of $250 provided by director Peiru Wu. There is no written lease agreement. It is rented month-by-month. There is no other use of this office. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings

The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market For Common Equity And Related Stockholders Matters

Currently there is no established public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants to purchase and there are no securities outstanding that are convertible into our common stock. We have registered 1,537,500 shares of our common stock under the Securities Act for sale by the selling securities holders (a Form SB-2 with filing number 333-122005 was effective on November 10, 2005). There are currently 62 holders of record of our common stock.

We have not declared any dividends on our common stock since the inception of our company on January 23, 2004. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standarized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

Since we have only recently completed construction of our website for on-line photofinishing services and entered into dealer's agreements with six Calgary corner stores and have not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended September 30, 2005. Our accumulated deficit is $90,020 as of September 30, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - January 23, 2004 (date of inception) to September 30, 2005

From the date of our incorporation on January 23, 2004 to September 30, 2005, we had not generated any revenue. Our operating activities during this period consist primarily of developing our business plan, marketing our digital photo printing business and developing our website, http://www.myphotolab.us.

From January 23, 2004 (date of inception) to September 30, 2004

For the period from January 23, 2004 to September 30, 2004 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into four categories:

Audit fee, which consists primarily of accounting and auditing fees for the year-end audit. The amount incurred and accrued by our company during the period from January 23, 2004 to September 30, 2004 was $2,000;

Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from January 23, 2004 to September 30, 2004 was $0;

Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. The amount incurred by our company during the period from January 23, 2004 to September 30, 2004 was $3,730; and

Other operating expenses incurred by our company during the period from January 23, 2004 to September 30, 2004 were $8,736.

From September 30, 2004 to September 30, 2005

For the period from September 30, 2004 to September 30, 2005, we did not generate any revenue.

Total operating expenses for the period from September 30, 2004 to September 30, 2005 were $75,750. Of these total expenses, professional fees paid to our independent auditors for the period from September 30, 2004 to September 30, 2005 were $15,460. Bank charges and other office charges for the period from September 30, 2004 to September 30, 2005 were $209. Legal fees for the period from September 30, 2004 to September 30, 2005 were $29,649.

Other operating expenses, including rent, registration, filing, consulting, web design and management fees for the period from September 30, 2004 to September 30, 2005 were $46,432.

PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

From the date of our incorporation on January 23, 2004, we have been a start-up company with no revenues. Our operating activities during this period consist primarily of developing our business plan, marketing digital photo printing business and developing our website http://www.myphotolab.us. We have attended several meetings with film and photo processing companies to negotiate a deal to enable us to have our customers' digital print orders processed and delivered at a very low price.

Since our incorporation on January 23, 2004, we have been taking steps to implement our business plan.

Firstly, we have attended several meetings with film and photo processing companies to negotiate an agreement to have our customers' digital print orders processed and delivered at a very low price. After numerous negotiations and examinations of equipment, paper and quality, as well as management, we reached an agreement with GL Photo Processing Corp. of Shanghai China.

Secondly, we have been developing our web site. The website is currently fully operational, and a customer can create an account at no cost by submitting his personal information including name, address and email, then logging onto the website, uploading his pictures, selecting pictures he wants to print, choosing print size and quantity and checking out to pay by credit card. The order would then be processed and delivered.

Thirdly, we have begun building a local dealer network of corner stores in order to establish physical presence. This network will also bring convenience to local customers and promote our website at the same time. We have made contacts with corner stores in Calgary, Alberta and San Francisco, California. We provide corner stores in our dealer network with a unique price chart. These corner stores can sell for more or less, depending on their location and other criteria. If a customer orders prints from a corner store, he needs to pay that corner store's price, and he needs to go to the corner store to pick up the photo prints ordered after five business days. The manager of the corner store needs to upload pictures to our web site himself. We then process and mail the prints back to that corner store. Currently, we have entered into dealers' agreements with six Calgary corner stores and plan to enter into more such agreements with corner stores in the Calgary and San Francisco areas. The Company has two associates who are Wu Pei Ru's relatives, working in the above area. Initially, they work for us at no cost in their spare time, and we will negotiate their compensation after the Company becomes profitable. The compensation will not cover their current work.

Our primary objectives in the next twelve-month period include further marketing, development and expansion of our website and to generate photofinishing sales. Management believes that the keys to our success include an increased awareness in the marketplace of our services and our competitive prices for photofinishing. In our management's opinion, we will make every attempt and a good faith effort to effect our business plan in the next twelve months. The following events need to occur and we need to reach the following milestones in order for us to become profitable:

(1) We will add the following new features to improve our website: (a) allow customers to modify photos online, including resizing, cropping and white balancing; (b) allow other people to view and rate a customer's selected photos to make suggestions and contact the customer (c) establish an affiliate program by allowing website owners to become our affiliates. An affiliate program means that if a person has a website, he can make a commission by putting our advertisement on his website. If someone clicks the advertisement and orders prints from us, the program will credit a commission to him. In other words, the affiliate program is a tracking program. We expect these features to be available before March 31, 2006, the cost of which will be $15,000.

(2) We will undertake our online promotional efforts to sell our services, encouraging potential customers to download their photographs for photofinishing by us. To expand our customer base and to extend the image of the Company, we plan to promote our website brand through a combination of advertising and participation in trade shows. We believe Internet ads are an obvious choice because that is the nature of our business. We will put text link ads on Google like our competitors. We will contact some Internet media such as dpreview.com. We also will carry on low-cost advertisements through printed media such as Meteo and Trader. We will join the "Print Ontario" trade show, which is a large printing show in North America. We expect to start all these promotions by March 31, 2006. The budget will be approximately $5,000 over the next 12 months.

We will also list our website on major free search websites such as Google, Yahoo! and MSN for the vast majority of website traffic to our website. The listings on these website directories is free-of-charge. We will list our website on all of these types of search websites as much as we can.

(3) We will increase the number of corner stores who will enter into dealer's agreements with us.

We will contact more corner stores for them to enter into agreements with us for providing digital film photofinishing photography. We will hire two local representatives by March 31, 2006 to contact local corner stores to join our network. We believe the bigger the network we build, the more customers we will acquire, and the more popular our website will become. We expect the cost of hiring the two local representatives will be $10,000 for the next twelve months.

We will hire and retain a core group of experienced marketing specialists. The expertise and knowledge of the marketing specialists we have on our staff will help us attract customers for our printing services and corner stores for our dealer network. We want to hire and retain one to three marketing specialists by April 30, 2006. The cost for hiring marketing specialists will be approximately $10,000 to $30,000 in the next 12 months.

We have cash in the amount of $977 as of September 30, 2005. The Company has not provided funding for these milestones. In the opinion of our management, available funds will probably not satisfy our working capital requirements through December 31, 2005. We anticipate that we will need to raise additional capital for the implementation of our business plan ($40,000 - $60,000) and for legal and accounting expenses ($19,000 - $22,000) for the next twelve months. We will obtain the additional funding by borrowing from our directors and officers, as well as a private placement. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. Our officers and directors have agreed to continue contributing funds to pay for our expenses by way of loans if adequate funds are not available. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. Because our directors and officers feel confident about our business, we understand that our directors and officers will contribute their own funds to support the business of our Company. When there is a need for cash, the amount of funds to be contributed by our directors and officers will depend on the personal financial condition of each of them - the director or officer in a better personal financial condition will contribute more of his own funds to our Company. It is our understanding that our directors and officers agreed to first contribute up to an additional $50,000 of their own funds collectively toward our Company as loans without interest before we need to seek financing from other sources.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the successful development and market acceptance of our website, and finally, maintaining a break-even or profitable level of operations.

We have incurred operating losses since inception. As at September 30, 2005 we had cash-on-hand of $977. Management projects that we may require an additional $59,000 to $87,000 to fund our ongoing operating expenditures and working capital requirements for the next twelve-month period, as follows:

Estimated Funding Required During the Next Twelve Month Period:
Operating expenditures
Legal	$10,000
Marketing	$5,000
Personnel	$20,000 - $40,000
Website and Development costs	$15,000
Auditors	$5,000
Working capital	$4,000 - $12,000
Total	$59,000 - $ 87,000

We plan to raise funds required through a private placement or through loans from our directors to meet our business requirements. Our directors and officers agreed to contribute, by way of loan, up to an additional $50,000 of their own funds when required, collectively, toward our Company before we need to seek financing through private placements. Of the $50,000, we will spend $15,000 on new features to improve our website (see milestone 1 above), $5,000 on marketing (see milestone 2) and the balance for hiring local representatives and marketing specialists. We believe the Company will begin generating revenues when new features have been added to our website and we have started our promotions in accordance with our business plan, which will be on or about April, 2006.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the financial statements for the period ended September 30, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our website, the continuing successful development of our website, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We are not raising capital in this offering and will not raise capital in a public offering in our business plan for the next twelve months because we believe we will be able to raise funds by way of directors' and officers' loans and private placements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain any additional financing required on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Research and Development

We have spent $5,000 to design and implement our website. We will spend a further $15,000 developing the website between now and March 31, 2006 to expand the website and its exposure on the Internet.

Other Expenses

We incurred expenses unrelated to the website operations including legal expenses and auditing expenses relating to the preparation of this report. We expect our ongoing legal expenses to be $8,000 per year. We expect our ongoing auditing expenses will be $5,000 per year. We expect our management expenses will be $6,500 per year.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

Currently, our only employees are our officers and directors. We do not have plans to increase the number of employees during the next twelve months. The local representatives and marketing specialists we plan to hire in the next twelve months will be on a contract basis, and not employees.

If our sales and marketing program is successful in promoting our services, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

THRIFTY PRINTING INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

September 30, 2005 and 2004

(Stated in US Dollars)
A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Thrifty Printing Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Thrifty Printing Inc. (A Development Stage Company) as of September 30, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2005 and for the period from January 23, 2004 (Date of Inception) to September 30, 2004 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Thrifty Printing Inc. as of September 30, 2005 and 2004 and the results of its operations and its cash flows for the year ended September 30, 2005 and for the period from January 23, 2004 (Date of Inception) to September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Vancouver, Canada	"AMISANO HANSON"
December 5, 2005	Chartered Accountants

750 West Pender Street, Suite 604 Telephone: 604-689-0188
Vancouver Canada Facsimile: 604-689-9773

THRIFTY PRINTING INC.

(A Development Stage Company)

BALANCE SHEETS

September 30, 2005 and 2004

(Stated in US Dollars)
ASSETS		2005	2004

Current
Cash		$ 977	$ 28,110

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 17,058	$ 2,505
Due to related parties - Note 3		9,939	-

		$ 26,997	$ 2,505

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 3
Authorized:
25,000,000	common shares, par value $0.001 per share
Issued and outstanding:
3,200,000	common shares (2004: 2,000,000)	3,200	2,000
Additional paid-in capital		76,800	38,000
Deficit accumulated during the development stage		(106,020)	(14,395)

		(26,020)	25,605

		$ 977	$ 28,110

Nature and Continuance of Operations - Note 1

Commitment - Note 6

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the year ended September 30, 2005

and for the period from January 23, 2004 (Date of Inception) to September 30, 2004 and 2005

(Stated in US Dollars)

		January 23, 2004	January 23, 2004
		(Date of	(Date of
	Year ended	Inception) to	Inception) to
	September 30,	September 30,	September 30,
	2005	2004	2005

Expenses
Accounting and audit fees	$ 15,460	$ 2,000	$ 17,460
Bank charges and interest	209	-	209
Consulting	17,723	-	17,723
Legal fees	29,649	3,730	33,379
Management fees - Note 3	13,000	-	13,000
Registration and filing fees	2,129	736	2,865
Rent - Note 3	3,000	-	3,000
Website design and maintenance	10,580	8,000	18,580

Loss before other item	(91,750)	(14,466)	(106,216)

Gain on foreign exchange	125	71	196

Net loss for the period	$ (91,625)	$ (14,395)	$ (106,020)

Basic and diluted loss per share	$ (0.03)	$ (0.01)

Weighted average number of shares outstanding	2,897,534	1,274,900

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period January 23, 2004 (Date of Inception) to September 30, 2005

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Par Value	Capital	Stage	Total

Capital stock issued for cash
- at $0.02	2,000,000	$ 2,000	$ 38,000	$ -	$ 40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	2,000,000	2,000	38,000	(14,395)	25,605

Capital stock issued for cash
- at $0.02	1,200,000	1,200	22,800	-	24,000
Management fees contributed - Note 3	-	-	13,000	-	13,000
Rent contributed - Note 3	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	3,200,000	$ 3,200	$ 76,800	$ (106,020)	$ (26,020)

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the year ended September 30, 2005

and for the period from January 23, 2004 (Date of Inception) to September 30, 2004 and 2005

(Stated in US Dollars)

		January 23, 2004	January 23, 2004
		(Date of	(Date of
	Year ended	Inception) to	Inception) to
	September 30,	September 30,	September 30,
	2005	2004	2005

Cash flows used in Operating Activities
Net loss for the period	$ (91,625)	$ (14,395)	$ (106,020)
Add item not involving cash:
Management fees	13,000	-	13,000
Rent	3,000	-	3,000
Adjustments to reconcile net loss to net cash used by operating activities
Accounts payable and accrued liabilities	14,553	2,505	17,058

Net cash used in operating activities	(61,072)	(11,890)	(72,962)

Cash flows from Financing Activities
Due to related party	9,939	-	9,939
Issuance of common shares	24,000	40,000	64,000

Net cash provided by financing activities	33,939	40,000	73,939

Increase (decrease) in cash during the period	(27,133)	28,110	977

Cash, beginning of period	28,110	-	-

Cash, end of period	$ 977	$ 28,110	$ 977

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2005 and 2004

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on January 23, 2004.

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company operates an internet website to provide digital photography photofinishing services.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2005, the Company has a working capital deficiency of $26,020, has not yet achieved profitable operations and has accumulated losses totalling $106,020 since inception, which raises substantial doubt that the Company will be able to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has plans to seek additional capital through a public offering of its common stock.

Note 2 Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a) Development Stage Company

The Company is a development stage company as defined in the Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

b) Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Thrifty Printing Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2005 and 2004

(Stated in US Dollars) - Page 2

Note 2 Significant Accounting Policies - (cont'd)

c) Foreign Currency Translation

Monetary items denominated in a foreign currency are translated into US dollars, the reporting currency, at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing when the assets were acquired or obligations incurred. Foreign currency denominated expense items are translated at exchange rates prevailing at the transaction date. Gains or losses arising from the translations are included in operations.

d) Income Taxes

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109, requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

e) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

f) Website Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of the benefit. Costs of operating a web site are expensed as incurred.

g) New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Related Party Transactions

During the year ended September 30, 2005, the Company issued 1,200,000 shares of common stock at $0.02 per share to two directors of the Company for $24,000.

During the period ended September 30, 2004, the Company issued 462,500 shares of common stock at $0.02 per share for $9,250 to directors of the Company.

The amount due to related parties consist of advances from directors of the Company. These advances are unsecured, non-interest bearing and have no specific terms of repayment.

The following amounts were donated to the Company by the directors:

		January 23,	January 23,
		2004 (Date	2004 (Date
		of Inception)	of Inception)
		to	to
	September 30,	September 30,	September 30,
	2005	2004	2005

Management fees	$ 6,500	$ -	$ 6,500
Rent	3,000	-	3,000

	$ 9,500	-	$ 9,500

Note 4 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2005	2004
Deferred Tax Assets
Non-capital loss carryforward	$ 24,598	$ 2,159
Valuation allowance for deferred tax asset	(24,598)	(2,159)
	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 5 Corporation Income Tax Losses

At September 30, 2005, the Company has accumulated non-capital losses totalling $106,020, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2024. The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6 Commitment

The Company has filed a Form SB-2 registration statement to qualify 1,537,500 common shares, which may be resold by stockholders.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on the most recent evaluation as of the end of the period covered by this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting. The Company is presently unable to provide segregates of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of The Exchange Act.

Officers and Directors

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Wu Yang	President, CEO and Director	25	January 23, 2004
Wu Pei Ru	Chief Operations Officer and Director	43	January 23, 2004

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Wu Yang, President, CEO and Director

Wu Yang serves as our President, our Chief Executive Officer and as one of our directors. Mr. Wu started an online store, Mandarin Music Co., Ltd., selling Chinese CDs in Japan in 2000. In 2001, he setup a moving company, Big Heart Moving Co., Ltd., serving Chinese students in Tokyo. As of the date of this report, Mr. Wu still owns the online store and moving company. He received BA from Fudan University, China in 1999, and since 2000 he has been a graduate student of Waseda University in Japan, majoring in Commerce.

Mr. Wu Yang currently spends approximately 20 hours per week providing services to our company, which represents 30% of his working hours. These service hours are donated without compensation. Mr. Yang is a full time graduate student. In Japan it is normal to work more than 12 hours a day. He spends 70% of his working hours studying and managing the online store and moving company.

Wu Pei Ru, Chief Operations Officer and Director

Ms. Wu serves as our Chief Operations Officer and as one of our directors. From February 6, 1996 to September 10, 2004, Ms. Wu was a manager with Haitong Marketing System Ltd., a private company conducting marketing operations for various clients located in Taizhou, China. From June 1, 1983 to October 5, 1993 Ms. Wu worked as a researcher at the Taizhou Institute of Automation, an institute conducting machinery automation researches in Taizhou, China. Ms. Wu received her Master's degree in Business Administration from Suzhou University in China in 1996. Ms. Wu received her Bachelor of Science degree from Jiangsu University of Technology in China in 1983.

Ms. Wu currently spends approximately 30 hours per week providing services to our company, which represents approximately 100% of her working hours. These service hours are donated without compensation.

Conflicts of Interest

We believe that none of our officers or directors will be subject to conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors have: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) not been convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) not been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) not been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) not been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) not been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Thrifty Printing Inc.
3702 South Virginia Street, #G12-401
Reno, Nevada 89502

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up company and has not yet generated or realized any revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

Item 10. Executive Compensation

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 since incorporated on January 23, 2004 to the fiscal year ended September 30, 2005.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen-sation
2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. In the future our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We reimbursed our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period ended September 30, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors. In the future we may grant to our directors options to purchase shares of common stock as determined by our Board of Directors or a compensation committee, which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. Other than indicated in this report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Change in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may results in a change in our control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of November 30, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wu Yang 12-610 Haoxi Road Nantong, Jiangsu, China	812,500	25.4%
Wu Pei Ru 6 Basjianxiang, Gaogang, Taizhao Jiangsu, China	850,000	26.6%
Directors and Officers (as a group)		52.0%

(1) Based on 3,200,000 shares outstanding as of November 30, 2005.

Item 12.  Certain Relationships and Related Transactions

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits

Exhibits
Exhibit No.	Document Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 13, 2005.

Item 14  Principal Accountant Fees and Services

(1) Audit Fee.

The aggregate fees billed by our accountant, Amisano Hanson, for professional services rendered for the audit of our financial statement filed as part of our Form SB-2 filing and for review of our interim financial statements filed as part of our Form SB-2 filings for the period ended September 30, 2004 and year ended September 30, 2005, are $1,500 and $6,818 respectively.

(2) Audit-Related Fees.

There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our Company.

(3) Tax Fees.

There have been no tax fees billed by our accountants in each of the last two fiscal years of our Company.

(4) All Other Fees.

There have been no other fees billed by our accountants in each of the last two fiscal years of our Company.

(5) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of December 2005.
THRIFTY PRINTING INC. (Registrant) BY: /s/ Wu Yang Wu Yang President, CEO & Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Wu Yang Wu Yang President, CEO & Director December 29, 2005
/s/ Wu Pei Ru Wu Pei Ru Chief Operating Officer & Director December 29, 2005

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Wu Yang, the President, Chief Executive Officer and Director of Thrifty Printing Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of THRIFTY PRINTING INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 29, 2005
By:	/s/ Wu Yang Wu Yang President, Chief Executive Officer & Director

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Wu Pei Ru, the Chief Operating Officer and Director of Thrifty Printing Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of THRIFTY PRINTING INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 29, 2005
By:	/s/ Wu Pei Ru Wu Pei Ru Chief Operating Officer and Director

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Wu Yang, President, Chief Executive Officer and Director of Thrifty Printing Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended September 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Thrifty Printing Inc.
By:	/s/ Wu Yang Wu Yang President, Chief Executive Officer & Director

A signed original of this written statement required by Section 906 has been provided to Thrifty Printing Inc. and will be retained by Thrifty Printing Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Wu Pei Ru, Chief Operating Officer and Director of Thrifty Printing Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended September 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Thrifty Printing Inc.
By:	/s/ Wu Pei Ru Wu Pei Ru Chief Operating Officer & Director

A signed original of this written statement required by Section 906 has been provided to Thrifty Printing Inc. and will be retained by Thrifty Printing Inc. and furnished to the Securities and Exchange Commission or its staff upon request.