Form 10QSB
period 2005-12-31
Thrifty Printing Inc.
filed 2006-02-10
CIK 1314052

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-122005

THRIFTY PRINTING INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	N/A (IRS Employer Identification No.)
3702 South Virginia Street, #G12-401, Reno, Nevada 89502 (Address of principal executive offices)
(775) 825-5358 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ X ].

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).

Yes [ ] No [ X ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of January 31, 2006: 3,200,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended December 31, 2005.

THRIFTY PRINTING INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2005

(Stated in US Dollars)

(Unaudited)

THRIFTY PRINTING INC.

(A Development Stage Company)
INTERIM BALANCE SHEETS
December 31, 2005 and September 30, 2005
(Stated in US Dollars)
(Unaudited)
	December 31, 2005	September 30, 2005
ASSETS
Current
Cash	$ 130	$ 977

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 24,090	$ 17,058
Due to related parties - Note 3	9,122	9,939

	33,212	26,997

STOCKHOLDERS' EQUITY
Capital stock - Note 3
Authorized:
25,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,200,000 common shares (September 30, 2005: 3,200,000)	3,200	3,200
Additional paid-in capital	79,175	76,800
Deficit accumulated during the development stage	(115,457)	(106,020)

	(33,082)	(26,020)

	$ 130	$ 977

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended December 31, 2005
and for the period from January 23, 2004 (Date of Inception) to December 31, 2005
(Stated in US Dollars)
(Unaudited)
	Three months ended December 31, 2005	Three months ended December 31, 2004	January 23,2004 (Date of Inception) to December 31, 2005
Expenses
Accounting and audit fees	$ 1,000	$ 2,816	$ 18,460
Bank charges and interest	30	40	239
Consulting	-	0	17,723
Legal fees	6,032	1,113	39,411
Management fees - Note 3	1,625	-	14,625
Registration and filing fees	-	129	2,865
Rent - Note 3	750	-	3,750
Website design and maintenance	-	-	18,580

Loss before other item	(9,437)	(4,098)	(115,653)

Gain on foreign exchange	-	196	196

Net loss for the period	$ (9,437)	$ (3,902)	$ (115,457)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	3,200,000	2,000,000

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIENCY)
for the period from January 23, 2004 (Date of Inception) to December 31, 2005
(Stated in US Dollars)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage
	Shares	Par Value			Total
Capital stock issued for cash
- at $0.02	2,000,000	$ 2,000	$ 38,000	$ -	$ 40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	2,000,000	2,000	38,000	(14,395)	25,605

Capital stock issued for cash
- at $0.02	1,200,000	1,200	22,800	-	24,000
Management fees contributed	-	-	13,000	-	13,000
Rent contributed	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	3,200,000	3,200	76,800	(106,020)	(26,020)

Management fees contributed - Note 3	-	-	1,625	-	1,625
Rent contributed - Note 3	-	-	750	-	750
Net loss for the period	-	-	-	(9,437)	(9,437)

Balance, December 31, 2005	3,200,000	$ 3,200	$ 79,175	$ (115,457)	$ (33,082)

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2005
and for the period from January 23, 2004 (Date of Inception) to December 31, 2005
(Stated in US Dollars)
(Unaudited)

	Three months ended December 31, 2005	Three months ended December 31, 2004	January 23, 2004 (Date of Inception) to December 31, 2005
Cash flows used in operating activities
Net loss for the period	$ (9,437)	$ (3,902)	$ (115,457)
Add items not involving cash:
Management fees contributed	1,625	-	14,625
Rent contributed	750	-	3,750
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	7,032	2,816	24,090

Net cash used in operating activities	(30)	(1,086)	(72,992)

Cash flows from financing activities
Due to related parties	(817)	-	9,122
Issuance of common shares	-	-	64,000

Net cash provided by financing activities	(817)	-	73,122

Increase (decrease) in cash during the period	(847)	(1,806)	130

Cash, beginning of period	977	28,110	-

Cash, end of period	$ 130	$ 27,024	$ 130

Non-cash Transaction - Note 4

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2005
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company's September 30, 2005, audited financial statements.

Operating results for the three month period ended December 31, 2005, are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

Note 2 Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2005, the Company has a working capital deficiency of $33,082, has not yet attained profitable operations and has accumulated losses of $115,457 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 Related Party Transactions

During the three months ended December 31, 2004, the Company issued 1,200,000 common shares at $0.02 per share, to two directors of the Company, for share subscriptions receivable of $24,000.

The amount due to related parties consist of advances from directors of the Company. These advances are unsecured, non-interest bearing and have no specific terms of repayment.

Note 3 Related Party Transactions - (cont'd)

The following amounts were donated to the Company by the directors:

	December 31, 2005	January 23, 2004 (Date of Inception) to December 31, 2004	January 23, 2004 (Date of Inception) to December 31, 2005
Management fees	$ 1,625	$ -	$ 14,625
Rent	750	-	3,750

	$ 2,375	-	$ 18,375

Note 4 Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the three months ended December 31, 2004, the Company issued 1,200,000 common shares at $0.02 per share for share subscriptions receivable of $24,000. This transaction has been excluded from the statements of cash flows.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently completed construction of our website for on-line photofinishing services and entered into dealer's agreements with six Calgary corner stores and have not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended September 30, 2005. Our accumulated deficit is $115,457 as of December 31, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

From October 1, 2004 to September 30, 2005

For the period from October 1, 2004 to September 30, 2005, we did not generate any revenue.

Total operating expenses for the period from October 1, 2004 to September 30, 2005 were $91,750. Of these total expenses, professional fees paid to our independent auditors for the period from October 1, 2004 to September 30, 2005 were $15,460. Bank charges and other office charges for the period from October 1, 2004 to September 30, 2005 were $209. Legal fees for the period from October 1, 2004 to September 30, 2005 were $29,649.

Other operating expenses, including rent, registration, filing, consulting, web design and management fees for the period from October 1, 2004 to September 30, 2005 were $46,432.

From October 1, 2005 to December 31, 2005

For the period from October 1, 2005 to December 31, 2005 we generated no revenue. Our operating activities during this period consisted primarily of improving our website and marketing.

Total operating expenses for the period from October 1, 2005 to December 31, 2005 were $9,437. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for this period were $6,032 and $1,000, respectively. Other expenses consisting of bank charges and rent for this period were $780.

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

We have cash in the amount of $130 as of December 31, 2005. The Company has not provided funding for these milestones. We anticipate that we will need to raise additional capital for the implementation of our business plan ($40,000 - $60,000) and for legal and accounting expenses ($19,000 - $22,000) for the next twelve months. We will obtain the additional funding by borrowing from our directors and officers, as well as a private placement. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. Our officers and directors have agreed to continue contributing funds to pay for our expenses by way of loans if adequate funds are not available. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. Because our directors and officers feel confident about our business, we understand that our directors and officers will contribute their own funds to support the business of our Company. When there is a need for cash, the amount of funds to be contributed by our directors and officers will depend on the personal financial condition of each of them - the director or officer in a better personal financial condition will contribute more of his own funds to our Company. It is our understanding that our directors and officers agreed to first contribute up to an additional $50,000 of their own funds collectively toward our Company as loans without interest before we need to seek financing from other sources. As of December 31, 2005 we have borrowed $9,122 from our officers and directors.

Liquidity and Capital Resources

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

We have incurred operating losses since inception. As at December 31, 2005 we had cash-on-hand of $130. Management projects that we may require an additional $59,000 to $87,000 to fund our ongoing operating expenditures and working capital requirements for the next twelve-month period, as follows:

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

Research and Development

We have spent $18,580 to design and implement our website. We will spend a further $15,000 developing the website between now and March 31, 2006 to expand the website and its exposure on the Internet.

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

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, as of the end of the period covered by this Form 10-QSB, the Company's chief executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

* Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 13, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 8, 2006

THRIFTY PRINTING INC.

/s/ Wu Yang
Wu Yang
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
02/08/2006

/s/ Wu Pei Ru Wu Pei Ru Chief Operating Officer and a member of the Board of Directors 02/08/2006

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Wu Yang, the President, Chief Executive Officer and director of Thrifty Printing Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of THRIFTY PRINTING INC.;

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

Date: Feburary 8, 2006
By:	/s/ Wu Yang Wu Yang President, CEO and a member of the Board of Directors (who also performs as the Principal Financial Officer and Principal Accounting Officer)

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Wu Pei Ru, Chief Operating Officer and director of Thrifty Printing Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of THRIFTY PRINTING INC.;

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

Date: Feburary 8, 2006
By:	/s/ Wu Pei Ru Wu Pei Ru Chief Operating Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Wu Yang, President, Chief Executive Officer and Director of Thrifty Printing Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended December 31, 2005, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Thrifty Printing Inc.
By:	/s/ Wu Yang Wu Yang President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Financial officer and Principal Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Thrifty Printing Inc. and will be retained by Thrifty Printing Inc. and furnished to the Securities and Exchange Commission or its staff upon request.