Form 10-Q
period 2006-03-31
Thrifty Printing Inc.
filed 2006-05-15
CIK 1314052

THRIFTY PRINTING INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

(Unaudited)



THRIFTY PRINTING INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2006 and September 30, 2005
(Stated in US Dollars)
(Unaudited)



March 31,
September 30,
	ASSETS
2006
2005



Current


	Cash
$	130
$	977



LIABILITIES



Current


	Accounts payable and accrued liabilities
$	10,486
$	17,058
	Due to related parties - Note 3
	27,386
	9,939




	37,872
	26,997



STOCKHOLDERS' EQUITY (DEFICIENCY)



Capital stock - Note 3


	Authorized:


25,000,000
common shares, par value $0.001 per share


	Issued and outstanding:


3,200,000
common shares (September 30, 2005: 3,200,000)
	3,200
	3,200
Additional paid-in capital
	79,175
	76,800
Deficit accumulated during the development stage
	(120,117)
	(106,020)




	(37,742)
	(26,020)




$	130
$	977






THRIFTY PRINTING INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2006 and for the period from January 23, 2004 (Date of Inception) to March 31, 2006
(Stated in US Dollars)
(Unaudited)







January 23,





2004 (Date of

Three months ended
Six months ended
Inception) to

March 31,
March 31,
March 31,

2006
2005
2006
2005
2006






Expenses





	Accounting and audit fees
$	2,998
$	2,167
$	3,998
$	4,983
$	21,458
	Bank charges and interest
	-
	95
	30
	135
	239
	Consulting
	-
	17,723
	-
	17,723
	17,723
	Legal fees
	1,662
	19,713
	7,694
	20,826
	41,073
	Management fees - Note 3
	-
	-
	1,625
	-
	14,625
	Registration and filing fees
	-
	2,000
	-
	2,129
	2,865
	Rent - Note 3
	-
	-
	750
	-
	3,750
	Website design and maintenance
	-
	4,000
	-
	4,000
	18,580






Loss before other item
	(4,660)
	(45,698)
	(14,097)
	(49,796)
	(120,313)






Gain on foreign exchange
	-
	-
	-
	196
	196






Net loss for the period
$	(4,660)
$	(45,698)
$	(14,097)
$	(49,600)
$	(120,117)






Basic and diluted loss per share
$	(0.00)
$	(0.01)
$	(0.00)
$	(0.02)







Weighted average number of shares
 outstanding

	3,200,000

	3,200,000

	3,200,000

	2,000,000










THRIFTY PRINTING INC.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIENCY) for the period from January 23, 2004 (Date of Inception) to March 31, 2006
(Stated in US Dollars)
(Unaudited)





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






Balance, September 30, 2005
	3,200,000
	3,200
	76,800
	(106,020)
	(26,020)






Management fees contributed
 - Note 3

	-

	-

	1,625

	-

	1,625
Rent contributed - Note 3
	-
		-
750
	-
	750
Net loss for the period
	-
	-
	-
	(14,097)
	(14,097)






Balance, March 31, 2006
	3,200,000
$	3,200
$	79,175
$	(120,117)
$	(37,742)









THRIFTY PRINTING INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2006
and for the period from January 23, 2004 (Date of Inception) to March 31, 2006
(Stated in US Dollars)
(Unaudited)





January 23,



2004 (Date of

Six months ended
Inception) to

March 31,
March 31,

2006
2005
2006




Cash flows used in operating activities



	Net loss for the period
$	(14,097)
$	(49,600)
$	(120,117)
	Add items not involving cash:



		Management fees contributed
	1,625
	-
	14,625
		Rent contributed
	750
	-
	3,750
	Adjustments to reconcile net loss to net cash used in
	 operating activities



	Accounts payable and accrued liabilities
	(6,572)
	9,069
	10,486




Net cash used in operating activities
	(18,294)
	(40,531)
	(91,256)




Cash flows from financing activities



	Due to related parties
	17,447
	1,000
	27,386
	Issuance of common shares
	-
	24,000
	64,000




Net cash provided by financing activities
	17,447
	25,000
	91,386




Increase (decrease) in cash during the period
	(847)
	(15,531)
	130




Cash, beginning of period
	977
	28,110
	-




Cash, end of period
$	130
$	12,579
$	130








THRIFTY PRINTING INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006
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

	Operating results for the six month period ended March
31, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

Note 2	Continuance of Operations

	The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2006, the Company has a working capital deficiency of $37,742, has not yet attained profitable operations and has accumulated losses of $120,117 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3	Related Party Transactions

	During the six months ended March 31, 2005, the Company issued 1,200,000 common shares at $0.02 per share, to two directors of the Company, for $24,000.

	The amount due to related parties consist of advances from directors of the Company. These advances are unsecured, non-interest bearing and have no specific terms of repayment.


	The following amounts were donated to the Company by the directors:






January
23,





2004
(Date of

Three months
ended
Six months ended
Inception
) to

March 31,
March 31,
March 31,

2006
2005
2006
2005
2006






Management
fees
$	1,625
$	-
$	1,625
$	-
$	14,625
Rent
	750
	-
	750
	-
	3,750







$	2,375
$	-
$	2,375
	-
$	18,375



PART II - OTHER INFORMATION

Item 5. Other Information
A.	Changes of Control

Effective April 25, 2006, an affiliated stock purchase agreement was signed by Yang Wu and Pei Ru Wu to sell
1,662,520 of their restricted shares to Athanasios
Skarpelos and Harvey Lalach.  Mr. Skarpelos now has
48.8 percent of the outstanding shares of the Company and is now the controlling shareholder.

B.	Change of Officers

On April 25, 2006, Mr. Harvey Lalach was appointed
Director, President, CEO, Secretary and Treasurer of the Company. It is the intention that the present directors of the Company will resign upon fulfilling requirements under Rule 14F-1.

Additionally Mr. Yang Wu, resigned as President and CEO and Pei Ru Wu also resigned as Chief Operating Officer of the Company on April 25, 2006.


Item 6. Exhibits
Exhibit
No.
Description
31.1
Rule 13(a) - 14 (a)/15(d) - 14(a)
Certifications
32.1
Section 1350 Certifications

SIGNATURES
In accordance with the requirements of the Exchange Act, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 15, 2006
THRIFTY PRINTING INC.
/s/ Harvey Lalach
Harvey Lalach
President, Chief Executive
Officer and a member of the
Board of Directors (who also
performs as the principal
Financial and Executive
Officer and Principal
Accounting Officer
05/15/2006



















Rule 13a-14(a)/15d-14(a)
CERTIFICATIONS
I, Harvey Lalach, the President, Chief Executive Officer and director of Thrifty Printing Inc., certify that:
1. I have reviewed this annual report on Form 10-QSB of THRIFTY PRINTING INC.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.
Date: May 15, 2006

By:
/s/ Harvey Lalach
Harvey Lalach
President, CEO and a member of the
Board of Directors (who also
performs as the Principal
Financial Officer and Principal
Accounting Officer)


Rule 13a-14(a)/15d-14(a)
CERTIFICATIONS
I, Harvey Lalach, Chief Operating Officer and director of
Thrifty Printing Inc., certify that:
1. I have reviewed this annual report on Form 10-QSB of THRIFTY PRINTING INC.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.
Date: May 15, 2006

By:
/s/ Harvey Lalach
Harvey Lalach
Chief Operating Officer and a member
of the Board of Directors




Section 1350 Certifications
CERTIFICATE OF CHIEF FINANCIAL OFFICER AND
CHIEF EXECUTIVE OFFICER
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002
I, Harvey Lalach, President, Chief Executive Officer and Director of Thrifty Printing Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on the date hereof:
(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Thrifty Printing Inc.
Date: May 15, 2006

By:
/s/ Harvey Lalach
Harvey Lalach
President, Chief Executive
Officer and a member of the
Board of Directors (who also
performs as the Principal
Financial officer and
Principal Accounting
Officer)
A signed original of this written statement required by Section
906 has been provided to Thrifty Printing Inc. and will be
retained by Thrifty Printing Inc. and furnished to the
Securities and Exchange Commission or its staff upon request.





SEE ACCOMPANYING NOTES