Form 10QSB
period 2006-03-31
Thrifty Printing Inc.
filed 2006-05-16
CIK 1314052

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



Item 2. Management's Discussion and Analysis or Plan of
Operation
Since we have only recently completed construction of our website for on-line photofinishing services and entered into dealer's agreements with six Calgary corner stores and have not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended September 30, 2005. Our accumulated deficit is $120,117 as of March 31, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.
RESULTS OF OPERATIONS
Overview - January 23, 2004 (date of inception) to September
30, 2005
From the date of our incorporation on January 23, 2004 to September 30, 2005, we had not generated any revenue. Our operating activities during this period consist primarily of developing our business plan, marketing our digital photo printing business and developing our website, http://www.myphotolab.us.
From January 23, 2004 (date of inception) to September 30, 2004 For the period from January 23, 2004 to September 30, 2004 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into four categories:
Audit fee, which consists primarily of accounting and auditing fees for the year-end audit. The amount incurred and accrued by our company during the period from January
23, 2004 to September 30, 2004 was $2,000;
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from January 23, 2004 to September 30, 2004 was $0; Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. The amount incurred by our company during the period from January 23, 2004 to September 30, 2004 was $3,730; and
Other operating expenses incurred by our company during the period from January 23, 2004 to September 30, 2004 were $8,736. From October 1, 2004 to September 30, 2005
For the period from October 1, 2004 to September 30, 2005, we did not generate any revenue.
Total operating expenses for the period from October 1, 2004 to September 30, 2005 were $91,750. Of these total expenses, professional fees paid to our independent auditors for the period from October 1, 2004 to September 30, 2005 were $15,460. Bank charges and other office charges for the period from October 1, 2004 to September 30, 2005 were $209. Legal fees for the period from October 1, 2004 to September 30, 2005 were $29,649.
Other operating expenses, including rent, registration, filing, consulting, web design and management fees for the period from October 1, 2004 to September 30, 2005 were $46,432.
From October 1, 2005 to December 31, 2005
For the period from October 1, 2005 to December 31, 2005 we generated no revenue. Our operating activities during this period consisted primarily of improving our website and marketing.
Total operating expenses for the period from October 1, 2005 to December 31, 2005 were $9,437. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for this period were $1,000 and $6,032 respectively. Other expenses consisting of bank charges, rent and Management fees for this period were $2,405.
From January 1, 2006 to March 31, 2006
For the period from January 1 to March 31, 2006 we generated no revenue. Our operating activities during this period consisted primarily of improving our website and marketing.
Total operating expenses fro the period January 1, 2006 to March 31, 2006 were $4660. Out of the total expenses professional fees paid to our independent auditors and legal counsel for this period were $2,998 and $1,662 respectivly. PLAN OF OPERATION
The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.
Our audited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.
From the date of our incorporation on January 23, 2004, we have been a start-up company with no revenues. Our operating activities during this period consist primarily of developing our business plan, marketing digital photo printing business and developing our website http://www.myphotolab.us.
Since our incorporation on January 23, 2004, we have been taking steps to implement our business plan.
Firstly, we have attended several meetings with film and photo processing companies to negotiate an agreement to have our customers' digital print orders processed and delivered at a very low price. After numerous negotiations and examinations of equipment, paper and quality, as well as management, we reached an agreement with GL Photo Processing Corp. of Shanghai China. Secondly, we have been developing our web site. The website is currently fully operational, and a customer can create an account at no cost by submitting his personal information including name, address and email, then logging onto the website, uploading his pictures, selecting pictures he wants to print, choosing print size and quantity and checking out to pay by credit card. The order would then be processed and delivered.
Thirdly, we have begun building a local dealer network of corner stores in order to establish physical presence. This network will also bring convenience to local customers and promote our website at the same time. We have made contacts with corner stores in Calgary, Alberta and San Francisco, California. We provide corner stores in our dealer network with a unique price chart. These corner stores can sell for more or less, depending on their location and other criteria. If a customer orders prints from a corner store, he needs to pay that corner store's price, and he needs to go to the corner store to pick up the photo prints ordered after five business days. The manager of the corner store needs to upload pictures to our web site himself. We then process and mail the prints back to that corner store. Currently, we have entered into dealers' agreements with six Calgary corner stores and plan to enter into more such agreements with corner stores in the Calgary and San Francisco areas. Our primary objectives in the next twelve-month period include further marketing, development of the company in hopes of generating revenue from photofinishing sales. Management believes that the keys to our success include an increased awareness in the marketplace of our services and our competitive prices for photofinishing. The following events need to occur and we need to reach the following milestones in order for us to become profitable:
(1) Add the following new features to improve our website:
(a) allow customers to modify photos online, including resizing, cropping and white balancing; (b) allow other people to view and rate a customer's selected photos to make suggestions and contact the customer (c) establish an affiliate program by allowing website owners to become our affiliates. An affiliate program means that if a person has a website, he can make a commission by putting our advertisement on his website. If someone clicks the advertisement and orders prints from us, the program will credit a commission to him. In other words, the affiliate program is a tracking program. We expect these features to be available before September 30, 2006, the cost of which will be $15,000.
(2) We will undertake our online promotional efforts to sell our services, encouraging potential customers to download their photographs for photofinishing by us. To expand our customer base and to extend the image of the Company, we plan to promote our website brand through a combination of advertising and participation in trade shows. We believe Internet ads are an obvious choice because that is the nature of our business. We will put text link ads on Google like our competitors. We will contact some Internet media such as dpreview.com. We also will carry on low-cost advertisements through printed media such as Meteo and Trader. We will join the "Print Ontario" trade show, which is a large printing show in North America. We expect to start all these promotions by September 30, 2006. The budget will be approximately
$5,000 over the next 12 months.
(3) We will also list our website on major free search websites such as Google, Yahoo! and MSN for the vast majority of website traffic to our website. The listings on these website directories is free-of-charge. We will list our website on all of these types of search websites as much as we can.
(4) Increase the number of corner stores who will enter into dealer's agreements with us.
We will contact more corner stores for them to enter into agreements with us for providing digital film photofinishing photography.
We have cash in the amount of $130 as of March 31, 2006. The Company has not provided funding for these milestones. We anticipate that we will need to raise additional capital for the implementation of our business plan ($24,000 - $32,000) and for legal and accounting expenses ($10,000) for the next twelve months. We will obtain the additional funding by borrowing from our directors and officers, as well as a private placement. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. Our officers and directors have agreed to continue contributing funds to pay for our expenses by way of loans if adequate funds are not available. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. Because our directors and officers feel confident about our business, we understand that our directors and officers will contribute their own funds to support the business of our Company. When there is a need for cash, the amount of funds to be contributed by our directors and officers will depend on the personal financial condition of each of them - the director or officer in a better personal financial condition will contribute more of his own funds to our Company. It is our understanding that our directors and officers agreed to first contribute up to an additional $50,000 of their own funds collectively toward our Company as loans without interest before we need to seek financing from other sources. As of March 31, 2006 we have borrowed $27,386 from our officers and directors.

Liquidity and Capital Resources
Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations.
There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the successful development and market acceptance of our website, and finally, maintaining a break-even or profitable level of operations.
We have incurred operating losses since inception. As at March 31, 2006 we had cash-on-hand of $130. Management projects that we may require an additional $39,000 to $47,000 to fund our ongoing operating expenditures and working capital requirements for the next twelve-month period, as follows:
Estimated Funding Required During the Next Twelve
Month Period:
Operating expenditures

Legal
$10,000
Marketing
$5,000
Website and Development
costs
$15,000
Auditors
$5,000
Working capital
$4,000 - $12,000
Total
$39,000 - $47,000

We plan to raise funds required through a private placement or through loans from our directors to meet our business requirements. Our directors and officers agreed to contribute, by way of loan, up to an additional $50,000 of their own funds when required, collectively, toward our Company before we need to seek financing through private placements. Of the $50,000, we will spend $15,000 on new features to improve our website (see milestone 1 above), $5,000 on marketing (see milestone 2). We believe the Company will begin generating revenues when new features have been added to our website and we have started our promotions in accordance with our business plan.
Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the financial statements for the period ended September 30, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.
There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our website, the continuing successful development of our website, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.
There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain any additional financing required on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.
Research and Development
We have spent $18,580 to design and implement our website to date. An additional $15,000 has been allocated to developing the website and expanding its exposure on the Internet.
Other Expenses
We expect our ongoing legal expenses to be $10,000 per year. We expect our ongoing auditing expenses will be $5,000 per year. We expect our management expenses will be $6,500 per year. Purchase or Sale of Equipment
We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.
Personnel
Currently, our only employees are our officers and directors. We do not have plans to increase the number of employees during the next twelve months. The local representatives and marketing specialists we plan to hire in the next twelve months will be on a contract basis, and not employees.
If our sales and marketing program is successful in promoting our services, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.
ITEM 3.  Controls and Procedures
Based on their most recent evaluation, as of the end of the period covered by this Form 10-QSB, the Company's chief executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.










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