Form 10QSB
period 2006-06-30
Thrifty Printing Inc.
filed 2006-08-09
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT
      For the transition period from _______ to _______
      Commission file number _____________________

THRIFTY PRINTING INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(state or other jurisdiction of incorporation or organization

101-4837 Canyon Ridge Cresent
Kelowna, BC V1W 4A1
(Address of principal executive offices)

250-764-9701
(Issuer's telephone number)

	Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

	Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). YES [ ]
NO [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

19,200,000 common shares issued and outstanding as August 9, 2006


Transitional Small Business Disclosure format (check one): YES [
]  NO [X]

PART 1

Item 1.  Financial Statements

Our consolidated financial statements are stated in United Stated
Dollars (US$) and are prepared in accordance with United States
Generally Accepted Accounting Principles.






































THRIFTY PRINTING INC.
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars)
(Unaudited)



THRIFTY PRINTING INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2006 and September 30, 2005
(Stated in US Dollars)
(Unaudited)



June 30,
September 30,
	ASSETS
2006
2005



Current


	Cash
$	19,881
$	977



LIABILITIES



Current


	Accounts payable and accrued liabilities
$	9,637
$	17,058
	Due to related parties - Note 3
	-
	9,939
	Loan payable to shareholder - Note 3
	20,000
	-




	29,637
	26,997



STOCKHOLDERS' EQUITY (DEFICIENCY)



Capital stock - Note 4


	Authorized:


150,000,000
common shares, par value $0.001 per share


	Issued and outstanding:


19,200,000
common shares (September 30, 2005: 19,200,000)
	19,200
	19,200
Additional paid-in capital
	96,841
	60,800
Deficit accumulated during the development stage
	(125,797)
	(106,020)




	(9,756)
	(26,020)




$	19,881
$	977
















SEE ACCOMPANYING NOTES


THRIFTY PRINTING INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2006
and for the period from January 23, 2004 (Date of Inception) to June 30, 2006 (Stated in US Dollars)
(Unaudited)







January 23,





2004 (Date of

Three months ended
Nine months ended
Inception) to

June 30,
June 30,
June 30,

2006
2005
2006
2005
2006






Interest income
$	9
$	-
$	9
$	-
$	9






Expenses





	Accounting and audit fees
	4,600
	2,167
	8,598
	4,983
	26,058
	Bank charges and interest
	10
	95
	40
	135
	249
	Consulting
	-
	17,723
	-
	17,723
	17,723
	Legal fees
	832
	19,713
	8,526
	20,826
	41,905
	Management fees - Note 3
	-
	-
	1,625
	-
	14,625
	Registration and filing fees
	247
	2,000
	247
	2,129
	3,112
	Rent - Note 3
	-
	-
	750
	-
	3,750
	Website design and maintenance
	-
	4,000
	-
	4,000
	18,580






Loss before other item
	(5,680)
	(45,698)
	(19,777)
	(49,796)
	(125,993)






Gain on foreign exchange
	-
	-
	-
	196
	196






Net loss for the period
$	(5,680)
$	(45,698)
$	(19,777)
$	(49,600)
$	(125,797)






Basic and diluted loss per share
$	(0.00)
$	(0.00)
$	(0.00)
$	(0.00)







Weighted average number of shares
 outstanding

	19,200,000

	19,200,000

	19,200,000

	12,000,000



















SEE ACCOMPANYING NOTES


THRIFTY PRINTING INC.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIENCY) for the period from January 23, 2004 (Date of Inception) to June 30, 2006 (Stated in US Dollars)
(Unaudited)





Deficit




Accumulated



Additional
During the


Common Stock
Paid-in
Development


Shares*
Par Value*
	Capital*
Stage
Total






Capital stock issued for cash





- at $0.0033
	12,000,000
$	12,000
$	28,000
$	-
$	40,000
Net loss from January 23, 2004
to September 30, 2004

	-

	-

	-

	(14,395)

	(14,395)






Balance, September 30, 2004
	12,000,000
	12,000
	28,000
	(14,395)
	25,605
Capital stock issued for cash





- at $0.0033
	7,200,000
	7,200
	16,800
	-
	24,000
Management fees contributed
	-
	-
	13,000
	-
	13,000
Rent contributed
	-
	-
	3,000
	-
	3,000
Net loss for the year
	-
	-
	-
	(91,625)
	(91,625)






Balance, September 30, 2005
	19,200,000
	19,200
	60,800
	(106,020)
	(26,020)
Management fees contributed
 - Note 3

	-

	-

	1,625

	-

	1,625
Rent contributed - Note 3
	-
		-
750
	-
	750
Debt forgiven by directors
 - Note 3

	-

	-

	33,666

	-

	33,666
Net loss for the period
	-
	-
	-
	(19,777)
	(19,777)






Balance, June 30, 2006
	19,200,000
$	19,200
$	96,841
$	(125,797)
$	(9,756)







*
Capital stock has been retroactively restated for a six for one forward split on May 24, 2006.











SEE ACCOMPANYING NOTES


THRIFTY PRINTING INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2006
and for the period from January 23, 2004 (Date of Inception) to June 30, 2006 (Stated in US Dollars)
(Unaudited)





January 23,



2004 (Date of

Nine months ended
Inception) to

June 30,
June 30,

2006
2005
2006




Cash flows used in Operating Activities



	Net loss for the period
$	(19,777)
$	(49,600)
$	(125,797)
	Add items not involving cash:



		Management fees contributed
	1,625
	-
	14,625
		Rent contributed
	750
	-
	3,750
		Gain on forgiveness of debt owing to directors
	33,665
	-
	33,665
	Adjustments to reconcile net loss to net cash used in operating activities



	Accounts payable and accrued liabilities
	(7,420)
	9,069
	9,638




Net cash provided by (used in) operating activities
	8,843
	(40,531)
	(64,119)




Cash flows from Financing Activities



	Due to related parties
	(9,939)
	1,000
	-
	Issuance of common shares
	-
	24,000
	64,000
	Loan payable to shareholder
	20,000
	-
	20,000




Net cash provided by financing activities
	10,061
	25,000
	84,000




Increase (decrease) in cash during the period
	18,904
	(15,531)
	19,881




Cash, beginning of period
	977
	28,110
	-




Cash, end of period
$	19,881
$	12,579
$	19,881














SEE ACCOMPANYING NOTES


THRIFTY PRINTING INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
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

	Operating results for the nine month period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

Note 2	Continuance of Operations

	The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2006, the Company has a working capital deficiency of $9,756, has not yet attained profitable operations and has accumulated losses of $125,797 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company
Note 2	Continuance of Operations - (con't)

	will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3	Related Party Transactions

	During the year ended September 30, 2005, the Company issued 7,200,000 common shares to two directors of the Company for $24,000.

	The amount due to related parties was forgiven by the directors and a loan amount of $20,000 was advanced to the Company from a shareholder. This loan is unsecured, non-interest bearing with no specific terms of repayment.


	The following amounts were donated to the Company by the directors:






January 23,





2004 (Date
of

Three months ended
Nine months ended
Inception) to

June 30,
June 30,
June 30,

2006
2005
2006
2005
2006






Management fees
$	1,625
$	-
$	1,625
$	-
$	14,625
Rent
	750
	-
	750
	-
	3,750
Debt forgiven by
 directors

	33,666

	-

	33,666

	-

	33,666







$	36,041
$	-
$	36,041
	-
$	52,041





Note 4	Capital Stock

On May 24, 2006, the board of directors approved a six (6) for one (1)
forward     split of the authorized, issued and outstanding common stock.
The company's authorized capital increased from 25,000,000 shares of common stock to 150,000,000 shares of common stock and correspondingly issued and outstanding capital increased from 3,200,000 shares of common stock to 19,200,000 shares of common stock.





Thrifty Printing Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2006
(Stated in US Dollars)
(Unaudited) - Page 3