Form 10QSB/A
period 2006-06-30
Thrifty Printing Inc.
filed 2006-08-10
CIK 1314052

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

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Thrifty Printing" means Thrifty Printing Inc., unless otherwise indicated.

Since the company is new to the on on-line photofinishing business and to date has not not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended September 30, 2005. Our accumulated deficit is $125,797 as of June 30, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

Total operating expenses for the period January 1, 2006 to March 31, 2006 were $4660. Out of the total expenses professional fees paid to our independent auditors and legal counsel for this period were $2,998 and $1,662 respectively.

From April 1, 2006 to June 30, 2006

For the period from April 1, 2006 to June 30, 2006 we generated no operating revenue. However, we incurred an extra-ordinary income due to a forgiveness of debt by former directors. Our operation activities consisted primarily of strategic planning and consultation with other industry related companies.

Total operating expenses for the period April 1, 2006 to June 30, 2006 were $5,680. Out of the total expenses of $5,680, professional fees paid for accounting and audit fees were $4,600, $832 for legal counsel and $247 for service charges and filing fee and $10 for bank service charges.

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

We have cash in the amount of $19,881 as of June 30, 2006 as a result of an advance from a shareholder to allow us to further develop the company. We anticipate that we will need to raise additional capital for the implementation of our business plan ($4,000 - $12,000) and for legal and accounting expenses ($10,000) for the next twelve months. We will obtain the additional funding by borrowing from our directors and officers, as well as a private placement. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. Our officers and directors have agreed to continue contributing funds to pay for our expenses by way of loans if adequate funds are not available. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. Because our directors and officers feel confident about our business, we understand that our directors and officers will contribute their own funds to support the business of our Company. When there is a need for cash, the amount of funds to be contributed by our directors and officers will depend on the personal financial condition of each of them - the director or officer in a better personal financial condition will contribute more of his own funds to our Company. It is our understanding that our directors and officers agreed to first contribute up to an additional $50,000 of their own funds collectively toward our Company as loans without interest before we need to seek financing from other sources.

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

We have incurred operating losses since inception. As at June 30, 2006 we had cash-on-hand of $19,881. Management projects that we may require an additional $19,000 to $27,000 to fund our ongoing operating expenditures and working capital requirements for the next twelve-month period, as follows:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

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

Change of Officers

On April 25, 2006, Mr. Harvey Lalach was appointed Director, President, CEO, Secretary and Treasurer of the Company.

Additionally Mr. Yang Wu, resigned as President and CEO and Pei Ru Wu also resigned as Chief Operating Officer of the Company on April 25, 2006.

Departure of Directors

As of May 22, 2006 Mr. Yang Wu and Mr. Pei Ru We have resigned as directors of the company.

Forward Split

On May 24, 2006, the board of directors approved a six (6) for one (1) forward split of the authorized, issued and outstanding common stock. The company's authorized capital increased from 25,000,000 shares of common stock to 150,000,000 shares of common stock and correspondingly issued and outstanding capital increased from 3,200,000 shares of common stock to 19,200,000 shares of common stock.

Item 6. Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed January 13, 2005).

3.2 Bylaws, as amended (incorporated by reference from our registration statement on Form SB-2 filed January 13, 2005).

(31) Section 302 Certification

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.

31.2 Rule 13a-14(a) Certification of Principal Financial Officer and Principal Accounting Officer.

(32) Section 906 Certification

32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIFTY PRINTING INC.

By: /S/ Harvey Lalach
Harvey Lalach, President
(Principal Executive Officer)
Date: August 9, 2006

By: /S/ Harvey Lalach
Harvey Lalach, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ Harvey Lalach
Harvey Lalach, President
(Principal Executive Officer)
Date: August 9, 2006

By: /S/ Harvey Lalach
Harvey Lalach, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 9, 2006