Form 10KSB
period 2006-09-30
Thrifty Printing Inc.
filed 2006-12-21
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number  333-122005

THRIFTY PRINTING INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101-4837 Canyon Ridge Crescent, Kelowna, BC	V1W 4A1
(Address of principal executive offices)	(Zip Code)

(250) 764-9701
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes ☒   No [ ]

2

-	-

State issuer’s revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

As of December 4, 2006, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing price of $2.55 per common share was approximately $23,523,748.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]     No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

19,200,000 common shares issued and outstanding as at December 4, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

THRIFTY PRINTING INC.

ANNUAL REPORT ON FORM 10-KSB

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                                                                                      23

Item 10. Executive Compensation	25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS                                                                                                                                              26

Item 12. Certain Relationships And Related Transactions	26
Item 13. Exhibits	27
Item 14. Principal Accountant Fees And Services Audit Fees	28
SIGNATURES	29

PART I

Item 1. Description Of Business

Corporate Overview

We were incorporated in the State of Nevada on January 23, 2004.

Our Current Business

Since our inception on January 23, 2004, we have been a development stage company carrying on our business of providing on-line photofinishing services through our website.

We have been developing our website, http://www.kingford.net/index.asp, as an online photo community for both digital camera and conventional film photographers. Conventional film photographers use film scanners or high-class scanners with negative scan function to convert normal film to digital pictures. Those pictures can then be printed and delivered by uploading to our website. Users can currently create accounts to upload, store and manipulate digital images online, order hard copies and have these delivered to their mailboxes, usually within five business days.

We have an agreement with GL Photo Processing Corp., a professional photo lab located in 115 Pudong Avenue, Shanghai, China to develop and deliver digital prints to customers pursuant to the terms of our agreement with GL Photo Processing Corp. dated July 12, 2004.

We accept Mastercard or Visa for payment for customer orders. Our credit card processing service is provided by Paypal, located in San Jose, California. We currently plan to charge $2.99 for up to 100 prints and an additional $0.03 per print for each print that is in excess of the 100 prints, for shipping anywhere in the US and Canada. We will only take orders from customers in the US and Canada. Once a customer has placed their order, we may require up to two business days to process, print and prepare it for shipping. When our website receives orders, the web program automatically forwards orders to GL Photo. GL Photo will print and package orders and deliver them by air to customers or retail locations by China Post EMS, the government-owned postal service. China Post EMS charges $2.99 for first priority mail for any package under 1 kg for 5-day delivery to the US or Canada. In total, a customer's order may take up to 7 business days for home delivery.

We have also commenced building a retail network in Alberta and California through dealer agreements with corner stores. We have entered into such agreements with six corner stores in Calgary, Alberta, and we intend to enter into additional such agreements in the Calgary and San Francisco areas. Under each dealer's agreement we agree to give corner stores in our dealer network unique prices that are less than the prices charged to customers via the Company's website chart. They can sell for more or less depending on their location and other factors. Each dealer's agreement has a term of five years. We have yet receive any orders from these corner stores.

Management of the company is currently considering whether the business is worth continuing, as it has not grown or become established in the way originally hoped.

Growth Strategy

Our objective was to become the leading online provider of digital photofinishing products printing. We are currently considering whether the business is worth continuing, as it has not grown or become established in the way originally hoped. We intended to grow our business by attracting customers to our website through advertising placed on various websites and in various newspapers and magazines (see Marketing, Advertising and Promotion below) and by increasing the number of our corner store agreements. We also pursued a strategy of leveraging off established high traffic websites by developing a network of links from various high traffic websites to our website.

Governmental Regulations

We are subject to the laws and regulations of those jurisdictions in which we provide our on-line photofinishing services. Such laws and regulations that we are subject to are generally those laws and regulations applicable to the operation of business, such as a requirement for a business license, and the payment of income taxes and payroll taxes. In general our services are not subject to special licensing or other regulatory requirements in those jurisdictions in which we have provided and are currently providing our on-line photofinishing services. Our business includes exporting to US and Canadian customers photos processed in China. Since China, the US and Canada treat the export and import of finished photos as documents, we are not aware of any customs, commerce and other regulations or laws that could impact our business.

Marketing, Advertising and Promotion

We intend to market our services through internet ads and print media such as “Metro” and “Trader” which are available in all major cities in the US and Canada. These papers target young people and young people are the majority users of digital cameras.

We also rely on free listings on portals such as Google and Yahoo for the majority of traffic to our website. Google and Yahoo provide free Internet websites for any company to list their name and website address without charge, similar to telephone companies who provide Yellow Pages for anyone to list their name and telephone number without charge. Most of the traffic to the Company’s website will come through portals and listings on website directories. We anticipate that portals such as Google will provide the majority of the website’s traffic. We have not taken any steps to determine from which portals or directories our website traffic originates.

Employees

Currently, our only employee is our sole officer and director Harvey Lalach. On April 25, 2006, Mr. Yang Wu resigned his positions as President and Chief Executive Officer of our company, and Mr. Pei Ru Wu resigned his position as Chief Operating Officer of our company and Mr. Lalach was appointed as our President and CEO. We do not anticipate increasing our number of employees during the next twelve months.

Competition

We have a large number of competitors to our online photofinishing services business. Entry costs into the digital photo-finishing business are low and we compete with dedicated photo-finishing providers, drug stores, “big box” stores and various online service providers.

We believe that consumers will choose our products and services based on the following criteria:

Significant cost savings. We have reached agreement with GL Photo Processing Corp. who will process our customers' orders for a price of 10 cents for 4 inch x 6 inch size prints (the 4 inch x 6 inch size print is the regular size which occupies the majority of the market); and

Convenience. Our developing local dealer network of corner stores provides a physical presence where customers may to get digital photos processed. This developing network will increase consumer convenience, especially for those customers that do not presently have access to the Internet.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

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

RISK FACTORS

This annual report on Form 10-KSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Relating to Our Business

We have had no cash flow from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had no cash flow from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred a loss of $131,552 since inception. As of September 30, 2006, we had a working capital deficit of $(15,511). We do not expect positive material cash flow from operations in the near term.

As of September 30, 2006 we received $20,000 in loans from a shareholder of our company. The loan is unsecured, non-interesting bearing and has no specific terms of repayment. We currently do not have enough cash to fund operations for the next twelve months or to repay the loan. We have estimated that we will require between about $47,000 to cover our administrative and operating costs over the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;
•	we incur delays and additional expenses as a result of technology failure;
•	we are unable to create a substantial market for our photofinishing services; or
•	we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

We anticipate that we will need to raise additional capital during the ensuing fiscal year and we plan to raise this capital through private placements of our stock or through debt. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations.

The fact that we are in the early development of our company and that we have generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ opinion in connection with our unaudited consolidated financial statements.

We are in the development stage. We have not yet received any orders through our website to provide our photo-finishing services and, thus, have not generated any revenue. Since we are still in the early stages of developing our company and because of the lack of significant business operations, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. If we continue to carry on our current business, we will in all likelihood continue to incur operating losses without generating significant revenues until our photofinishing services gain significant popularity. We will require additional funds to continue our operations. Our primary source of funds has been the sale of our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended September 30, 2006. If we are unable to raise additional funds required, our business will fail and you may lose some or all of your investment in our common stock.

Companies such as Kodak and Sony have strong financial positions and resources in comparison with us, a newly incorporated development stage company with a very weak financial position and limited resources. There are no assurances that we can successfully compete with them.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

We operate our business through our website, “http://www.kingford.net/index.asp”, and our website is hosted by a commercial web-hosting company located in the United Kingdom. We do not currently maintain a permanent place of business within the United States. In addition, our director and officer is a resident of Canada, and all or a substantial portion of such persons’ assets are located outside the United States. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against our director and officer.

If we are unable to protect our Internet domain name, our efforts to increase public recognition of our brand may be impaired.

We carry out our business through our website “http://www.kingford.net/index.asp”. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our website and photofinishing sales. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names.

The establishment and maintenance of brand identity of our website and our photofinishing services is critical to our future success. If we are unable to provide competitive photofinishing services or otherwise fail to promote and maintain our brands, we may never achieve a profitable level of operations.

We offer our photofinishing services through our website. Since we expect that in the future, substantially all of our revenues will be generated from sales through our website, market acceptance of our website is critical to our future success. Factors such as market positioning, the availability and price of competing on-line photofinishing services, and the introductions of new technologies will affect the market acceptance of our photofinishing services.

We believe that establishing and maintaining brand identity of our website will help increase the awareness of our photofinishing services. Promotion of our photofinishing services will depend largely on our success in continuing to provide a high quality online website. In order to attract and retain users for our photofinishing services and to promote and maintain our brand in response to competitive pressures, we may increase our financial commitment to creating and maintaining a distinct brand loyalty among our users. If we are unable to provide high quality online services, or otherwise fail to promote and maintain our brand, incur excessive expenses in an attempt to improve, or promote and maintain our brand, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

If our operations are disrupted by technological or other problems, we may not be able to generate revenues from the sales of our products.

We rely on our website to carry on our operations. Our systems could, however, become overwhelmed or could fail for any number of reasons. We currently promote and sell our photofinishing services exclusively through the Internet. Heavy usage volumes could cause significant backlogs or could cause our systems to fail. We may not be able to expand and upgrade our technology and network hardware and software to accommodate increased usage by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

•	a hardware or software error, failure or crash,
•	a power or telecommunications failure,
•	human error, or
•	a fire, flood or other natural disaster.

Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

The computer servers which house the data storage and software are housed at the data center of a third party company. If the systems of this third party slows down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation, cause customers to choose other photofinishing service providers. We currently do not have any property and business interruption insurance to compensate us for all losses we may incur. If any of these circumstances occur, then our ongoing operations may be harmed to the extent that we will be unable to sell our products, as a result of which you may lose some or all of your investment in our common stock.

We are currently dependent upon GL Photo Processing Corp. for the photo finishing of the photographs submitted by our customers. If GL Photo Processing Corp ceased to provide us with its services, our sales and profitability potential may be irreparably harmed.

We have entered into an agreement with GL Photo Processing Corp. for the photo finishing of digital photographs submitted by our customers. Our reliance on GL Photo Processing Corp. subjects us to various risks, including the possibility of a lack of availability of GL Photo Processing Corp.’s equipment, quality control problems, increases in costs and lack of control over delivery schedules, any of which would negatively affect our sales and revenues. In situations where we are unable to rectify production or quality problems associated with the services provided to us, costly delays could result. Although we believe that GL Photo Processing Corp. has current capabilities to enable it to produce and supply the photographs that we will require for our customers, there is no assurance that this will be adequate for future growth. Further, if GL Photo Processing Corp. ceased to provide us with its services, our sales and profitability potential may be irreparably harmed, as we may be required to find an alternate service provider, or one who may charge us more for similar services.

Our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Our sole director and officer is involved in other business activities. Mr. Harvey Lalach is our sole director and officer. He currently spends approximately 20 hours per week providing services to our company which represents 30% of his working hours. As a result of these other business activities that our sole director and officer is involved in, our sole director and officer may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues.

Because our officers, directors and principal shareholders control a substantial amount of our common stock, investors may have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and principal shareholders in the aggregate, beneficially own 51.95% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders may effectively control the company, investors may not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 150,000,000 common shares, of which 19,200,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. As our company requires additional funds for its operations, we plan to carry out private placements or borrow funds from our directors. In the event the board of directors decides to carry out a private placement, our shareholders may experience dilution in their ownership of our company in the future.

Risks Related to Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Our common stock is eligible for quotation on the National Association of Securities Dealers Inc.’s OTC Bulletin Board but at the date hereof there has been no trade for our common stock. We cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

Item 2. Description of Property

Our principal business office is now located at 101-4837 Canyon Ridge Crescent, Kelowna, British Columbia. We previously maintained an office at 3702 South Virginia Street, #G12-401, Reno, NV 89502-6030.

We previously administered our on-line photo-finishing business at 12 Jiangsu Road, Shanghai, China. This office was provided by Mr. Pei Ru Wu and we were charged a monthly rent of $250 for this office space. However, since Mr. Pei Ru Wu resigned his position as Chief Operations Officer of our company and from our board of directors, we now administer our business from 101-4837 Canyon Ridge Crescent, Kelowna, British Columbia.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation:

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the forth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Transactions

Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the name “Thrifty Printing Inc.” under the symbol, “TFYP”, on March 13, 2006.

On May 24, 2006, the board of directors approved a six (6) for one (1) forward split of the authorized, issued and outstanding common stock. Our authorized capital increased from 25,000,000 shares of common stock to 150,000,000 shares of common stock and correspondingly issued and outstanding capital increased from 3,200,000 shares of common stock to 19,200,000 shares of common stock. Our trading symbol changed from “TFYP” to “THFY” in connection with the forward stock split.

The following table reflects the high and low bid information for our common stock for the fiscal quarter ended September 30, 2006 following the quotation of our common stock on the OTC Bulletin Board on March 13, 2006. The bid information was obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High	Low
September 30, 2006	$2.75	$2.00

(1) Our common stock received approval for quotation on March 13, 2006. The first trade occurred August 2, 2006

Securities Authorized For Issuance Under Equity Compensation Plans

As of the date of this annual report on Form 10-KSB, we have not adopted a stock option plan. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	Nil	Nil
Equity Compensation Plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

There are no outstanding options or warrants to purchase, or securities convertible into, any of our common stock.

Currently there is no established public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants to purchase and there are no securities outstanding that are convertible into our common stock. There are currently 56 holders of record of our common stock.

We have not declared any dividends on our common stock since the inception of our company on January 23, 2004. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Outstanding Shares and Shareholders of Record

At December 4, 2006, there were 19,200,000 shares of our common stock issued and outstanding. These shares were held by approximately fifty-six (56) shareholders of record.

Dividends

We have not paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and any other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

During the period ended September 30, 2004, our company issued 462,500 (pre-split) shares of common stock at $0.02 per share for $9,250 to Yang Wu and Pei Run Wu, the directors of our company.

During the year ended September 30, 2005, our company issued 1,200,000 (pre-split) shares of common stock at $0.02 per share to Yang Wu and Pei Run Wu, the directors of our company for $24,000.

On May 24, 2006, our sole director approved a six (6) for one (1) forward split of the authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock to 150,000,000 shares of common stock and correspondingly the issued and outstanding capital increased from 3,200,000 shares of common stock to 19,200,000 shares of common stock.

Item 6. Plan of Operation

Overview

Discussion of our financial condition and results of operations should be read in conjunction with the consolidated unaudited financial statements for the year ended September 30, 2006, and the notes to consolidated unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Since we have only recently completed construction of our website for on-line photofinishing services and entered into dealer’s agreements with six Calgary corner stores and have not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended September 30, 2006. Our accumulated deficit is $131,552 as of September 30, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our management has decided to abandon the business of the provision of on-line photo-finishing. Over the next twelve months, we plan to identify new business opportunities for our company.

RESULTS OF OPERATIONS

Overview - January 23, 2004 (date of inception) to September 30, 2006

From the date of our incorporation on January 23, 2004 to September 30, 2006, we have not generated any revenue from operations. Our operating activities during this period consisted primarily of developing our business plan, marketing our digital photo printing business and developing our website, http://www.kingford.net/index.asp.

Liquidity and Capital Resources

At September 30, 2006, we had a working capital deficit of $(15,511) as opposed to working capital deficit of $(26,020) at September 30, 2005. At September 30, 2006, our company had $12,275 in cash and cash equivalents and $220 in pre-paid expenses. At September 30, 2006, our company’s total liabilities were $28,006.

We did not generate any revenue in the year ended September 30, 2006 and we have not generated any revenue since inception to September 30, 2006. We have incurred a loss of $25,532 in the year ended September 30, 2006. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Capital Resource Requirements

For the next 12 months, if we continue in our current business, we plan to expend a total of approximately $47,000 carrying on our current business and identifying and developing new business opportunities for our company. In addition, we estimate our operating expenses and working capital requirements for the next twelve months to September 30, 2007 to be as follows:

Estimated Expenses to September 30, 2007
Operating Expenditures
Legal	$10,000
Marketing	$5,000
Website and Development costs	$15,000
Auditors	$5,000
Working capital	$$12,000
Total	$$47,000

There are no assurances that we will be able to obtain the amount required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, Note 2 relating to our consolidated financial statements prepared by our independent registered public accounting firm for the year ended September 30, 2006 includes a statement expressing the substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 7. Financial Statements

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated December 5, 2006

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

Notes to the Consolidated Financial Statements

THRIFTY PRINTING INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

September 30, 2006 and 2005

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Thrifty Printing Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Thrifty Printing Inc. (A Development Stage Company) as of September 30, 2006 and 2005 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended September 30, 2006 and 2005 and for the period from January 23, 2004 (Date of Inception) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Thrifty Printing Inc. as of September 30, 2006 and 2005 and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 and for the period from January 23, 2004 (Date of Inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
December 5, 2006	Chartered Accountants

750 West Pender Street, Suite 604 Telephone: 604-689-0188
Vancouver Canada Facsimile: 604-689-9773
V6C 2T7 E-MAIL: amishan@telus.net

THRIFTY PRINTING INC.

(A Development Stage Company)

BALANCE SHEETS

September 30, 2006 and September 30, 2005

(Stated in US Dollars)

(Unaudited)

ASSETS		2006	2005

Current
Cash		$ 12,275	$ 977
Prepaid expense		220	-

		$ 12,495	$ 977

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 8,006	$ 17,058
Due to related parties – Note 3		-	9,939
Loan payable– Note 3		20,000	-

		28,006	26,997

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5
Authorized:
150,000,000	common shares, par value $0.001 per share
Issued and outstanding:
19,200,000	common shares (2005: 19,200,000)	19,200	19,200
Additional paid-in capital		96,841	60,800
Deficit accumulated during the development stage		(131,552)	(106,020)

		(15,511)	(26,020)

		$ 12,495	$ 977

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the three and twelve months ended September 30, 2006

and for the period from January 23, 2004 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2006	2005	2006

Expenses
Accounting and audit fees	$ 12,004	$ 15,460	$ 29,464
Bank charges and interest	115	209	324
Consulting	-	17,723	17,723
Legal fees	9,406	29,649	42,785
Management fees – Note 3	1,625	13,000	14,625
Office and miscellaneous	378	-	378
Registration and filing fees	1,313	2,129	4,178
Rent – Note 3	750	3,000	3,750
Website design and maintenance	-	10,580	18,580

Loss before other item	(25,591)	(91,750)	(131,807)

Other item:
Other income	59	125	255

Net loss for the period	$ (25,532)	$ (91,625)	$ (131,552)

Basic and diluted loss per share	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding	19,200,000	17,385,204

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the year ended September 30, 2006

and for the period from January 23, 2004 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2006	2005	2006

Cash flows used in operating activities
Net loss for the period	$ (25,532)	$ (91,625)	$ (131,552)
Add items not involving cash:
Management fees contributed	1,625	13,000	14,625
Rent contributed	750	3,000	3,750
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(220)	-	(220)
Accounts payable and accrued liabilities	(9,051)	14,553	8,007

Net cash used in operating activities	(32,428)	(61,072)	(105,390)

Cash flows from financing activities
Due to related parties	23,726	9,939	33,665
Issuance of common shares	-	24,000	64,000
Loan payable	20,000	-	20,000

Net cash provided by financing activities	43,726	33,939	117,665

Increase (decrease) in cash during the period	11,298	(27,133)	12,275

Cash, beginning of period	977	28,110	-

Cash, end of period	$ 12,275	$ 977	$ 12,275

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period January 23, 2004 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
	Common Stock			Accumulated
			Additional	During the
			Paid-in	Development
	Shares*	Par Value*	Capital*	Stage	Total

Capital stock issued for cash - at $0.0033	12,000,000	$ 12,000	$ 28,000	$ -	$ 40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	(14,395)	25,605
Capital stock issued for cash - at $0.0033	7,200,000	7,200	16,800	-	24,000
• Management fees contributed	-	-	13,000	-	13,000
Rent contributed	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	(106,020)	(26,020)
• Management fees contributed - Note 3	-	-	1,625	-	1,625
Rent contributed – Note 3	-	-	750	-	750
Debt forgiven by directors – Note 3	-	-	33,666	-	33,666
Net loss for the period	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	$ 19,200	$ 96,841	$ (131,552)	$ (15,511)

* Capital stock has been retroactively restated for a six for one forward split on May 24, 2006.

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on January 23, 2004.

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company operates an internet website to provide digital photography photofinishing services.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2006, the Company has a working capital deficiency of $15,511 has not yet achieved profitable operations and has accumulated losses totalling $131,552 since inception, which raises substantial doubt that the Company will be able to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has plans to seek additional capital through a public offering of its common stock.

Note 2	Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Development Stage Company

The Company is a development stage company as defined in the Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

Thrifty Printing Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 2

Note 2	Significant Accounting Policies – (cont’d)
	b)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, due to related parties and loan payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Thrifty Printing Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 3

Note 2	Significant Accounting Policies – (cont’d)
f)	Website Costs

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

During the year ended September 30, 2005, the Company issued 7,200,000 shares of common stock at $0.0033 per share to two directors of the Company for $24,000.

The amount due to related parties consisted of advances from directors of the Company and was forgiven by the directors during the year ended September 30, 2006.

As of September 30, 2006, a loan payable of $20,000 was advanced to the Company from a significant shareholder. This loan is unsecured, non-interest bearing, with no specific terms of repayment.

	The following amounts were donated to the Company by the directors:
				January 23,
				2004 (Date of
		Years ended		Inception) to
		September 30,		September 30,
		2006	2005	2006

	Management fees	$ 1,625	$ 6,500	$ 8,125
	Rent	750	3,000	3,750
	Debt forgiven by directors	33,666	-	33,666

		$ 36,041	9,500	$ 45,541
Note 4	Corporate Taxes

At September 30, 2006, the Company has accumulated net operating losses totaling $131,552, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2024.

Thrifty Printing Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 4

Note 4	Corporate Taxes – (cont’d)

The following table summarizes the significant components of the Company’s deferred tax assets:

	2006	2005

Deferred Tax Assets
Non-capital loss carryforward	$ 34,555	$ 24,598
Valuation allowance for deferred tax asset	(34,555)	(24,598)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 5	Capital Stock

On May 24, 2006, the board of directors approved a six (6) for one (1) forward split of the authorized issued and outstanding common stock. The Company’s authorized capital increased from 25,000,000 shares of common stock to 150,000,000 shares of common stock and correspondingly issued and outstanding capital increased from 3,200,000 shares of common stock to 19,200,000 shares of common stock.

Item 8. Changes in Registrant’s Certifying Accountant

Amisano Hanson, Chartered Accountants, has been engaged as the principal independent accountants. There has been no change in our certifying accountant for the past two most recent fiscal years or interim period.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer, Harvey Lalach. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Harvey Lalach	Director, CEO and President	40	April 25, 2006

Notes:

Effective May 22, 2006 Mr. Yang Wu and Mr. Pei Ru Wu resigned as directors of our company.

Yang Wu, former President, CEO and Director

Mr. Yang Wu served as our President, our Chief Executive Officer and as one of our directors. Mr. Wu started an online store, Mandarin Music Co., Ltd., selling Chinese CDs in Japan in 2000. In 2001, he setup a moving company, Big Heart Moving Co., Ltd., serving Chinese students in Tokyo. As of the date of this report, Mr. Wu still owns the online store and moving company. He received BA from Fudan University, China in 1999, and since 2000 he has been a graduate student of Waseda University in Japan, majoring in Commerce.

Pei Ru Wu, former Chief Operations Officer and Director

Mr. Pei Ru Wu served as our Chief Operations Officer and as one of our directors. From February 6, 1996 to September 10, 2004, Mr. Wu was a manager with Haitong Marketing System Ltd., a private company conducting marketing operations for various clients located in Taizhou, China. From June 1, 1983 to October 5, 1993 Mr. Wu worked as a researcher at the Taizhou Institute of Automation, an institute conducting machinery automation researches in Taizhou, China. Mr. Wu received his Master’s degree in Business Administration from Suzhou University in China in 1996. Mr. Wu received her Bachelor of Science degree from Jiangsu University of Technology in China in 1983.

Harvey Lalach, President, CEO and Director

Mr. Lalach serves as our President, our Chief Executive Officer and as our sole director. Mr. Lalach served as President, CEO and Director for a public Oil and Gas exploration and development company based out of Calgary, Alberta from September, 2002 to September 2005. Mr. Lalach has also been involved in a number of small start-up companies as well as reorganization of previously run companies. He has extensive experience in the management and administration of listed public companies.

Mr. Lalach currently spends approximately 20 hours per week providing services to our company, which represents approximately 30% of his working hours. These service hours are donated without compensation.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the Articles of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees since we are a developing start-up company and we have only a single director.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our sole director believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our sole director assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this current report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Thrifty Printing Inc., 3702 South Virginia Street, #G12-401, Reno, Nevada 89502.

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The sole director acts as our Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. Our sole director has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our company is, at present, a start-up company and has not yet generated or realized any revenues from our business operations.

Item 10. Executive Compensation

The following table sets forth certain compensation paid or accrued to former and current officers during the fiscal years ended September 30, 2006, 2005 and 2004.

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Awards		Payouts	All Other Compen- sation ($)
					Restricted Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)
Yang Wu(1) former President, CEO and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Pei Ru Wu(2) former COO and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Harvey Lalach (3) President, CEO and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

(1) Yang Wu resigned from his positions CEO and President of our company on April 25, 2006 and he resigned his position as director of our company effective May 22, 2006.

(2) Pei Ru Wu resigned from his position as COO of our company on April 25, 2006 and he resigned his position as director of our company effective May 22, 2006.

(3) Harvey Lalach became President, CEO and a director of our company on April 25, 2006.

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

Stock Option Grants

We have not granted any stock options to the executive officers or directors from inception through September 30, 2006.

Stock Option Plan

As of the date of this annual report on Form 10-KSB, we have not adopted a stock option plan.

Director’s Compensation

We reimbursed our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the period ended September 30, 2006.

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

Family Relationships

None of the directors or officers of our company are related by blood or marriage.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The following table sets forth, as of December 4, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Athanasios Skarpelos 14, Rue Kleberg CH-1201, Geneva Switzerland	9,375,000	48.83%
Harvey Lalach 101-4837 Canyon Ridge Crescent, Kelowna, BC V1W 4A1	600,000	3.13%
Directors and Officers (as a group)	600,000	3.13%

Notes:

(1) Regulation S-B under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 4, 2006.

(2) Based upon 19,200,000 issued and outstanding shares of common stock as of December 4, 2006.

Item 12. Certain Relationships And Related Transactions

During the last two years we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeded $60,000, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
(10)	Material Contracts
10.1

Agreement between Thrifty Printing Inc. and GL Photo Processing Corp. dated July 12, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A (Amendment No. 1), filed on March 17, 2005).

10.2	Executed User Agreement between Thrifty Printing Inc. and Instaspace Technologies(incorporated by reference from our Registration Statement on Form SB-2/A (Amendment No. 2), filed on June 9, 2005).
10.3	Executed Agreements with corner stores (incorporated by reference from our Registration Statement on Form SB-2/A (Amendment No. 2), filed on June 9, 2005).
10.4	Agreement with Paypal (incorporated by reference from our Registration Statement on Form SB-2/A (Amendment No. 1), filed on March 17, 2005).
(21)	Subsidiaries
21.1	None
(23)	Consents of Experts & Counsel
23.1*	Consent of Independent Auditor
(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Item 14. Principal Accountant Fees And Services Audit Fees

Audit Fees

The aggregate fees billed for the fiscal years ended September 30, 2006 and September 30, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $5,000 and $5,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIFTY PRINTING INC.

By:	/s/ Harvey Lalach
Harvey Lalach, President, CEO and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: December 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harvey Lalach
Harvey Lalach, President, CEO and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: December 20, 2006

CW1000659.1