Form 10QSB
period 2006-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2007-02-14
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number

ANAVEX LIFE SCIENCES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101-4837 Canyon Ridge Crescent, Kelowna B.C., V1W 4A1
(Address of principal executive offices)

250.764.9701
(Issuer's telephone number)

Thrifty Printing, Inc.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  19,200,000 common shares issued and outstanding as of February 8, 2007

Transitional Small Business Disclosure Format (Check one):  Yes [    ]  No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2006 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with

United States generally accepted accounting principles.

3

THRIFTY PRINTING INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

December 31, 2006 and September 30, 2006

(Stated in US Dollars)

(Unaudited)

		December 31, 2006	September 30, 2006
ASSETS

Current
Cash		$ 4,516	$ 12,275
Prepaid expense		-	220

		$ 4,516	$ 12,495

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 12,322	$ 8,006
Loan payable to shareholder – Note 3		20,000	20,000

		32,322	28,006

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
150,000,000	common shares, par value $0.001 per share
Issued and outstanding:
19,200,000	common shares (September 30, 2006: 19,200,000)		19,200
Additional paid-in capital		96,841	96,841
Deficit accumulated during the development stage		(143,847)	(131,552)

		(27,806)	(15,511)

		$ 4,516	$ 12,495

Subsequent Event – Note 4

SEE ACCOMPANYING NOTES

4

THRIFTY PRINTING INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended December 31, 2006 and

for the period from January 23, 2004 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

			January 23, 2004 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Expenses
Accounting and audit fees	$ 5,419	$ 1,000	$ 34,883
Bank charges and interest	127	30	451
Consulting	-	-	17,723
Legal fees	3,798	6,032	46,583
Management fees – Note 3	-	1,625	14,625
Office and miscellaneous	398	-	776
Registration and filing fees	2,597	750	6,775
Rent – Note 3	-	-	3,750
Website design and maintenance	-	-	18,580

Loss before other item	(12,339)	(9,437)	(144,146)

Gain on foreign exchange and interest expense	44	-	299

Net loss for the period	$ (12,295)	$ (9,437)	$ (143,847)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	19,200,000	19,200,000

SEE ACCOMPANYING NOTES

5

THRIFTY PRINTING INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2006 and

for the period from January 23, 2004 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

			January 23,
			2004
			(Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Cash flows used in Operating Activities
Net loss for the period	$ (12,295)	$ (3,902)	$ (143,847)
Add items not involving cash:
Management fees contributed	-	-	14,625
Rent contributed	-	-	3,750
Gain on forgiveness of debt owing to directors	-	-	33,666
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expense	220	-	-
Accounts payable and accrued liabilities	4,316	2,816	12,322

Net cash used in operating activities	(7,759)	(1,086)	(79,484)

Cash flows from Financing Activities
Issuance of common shares	-	-	64,000
Loan payable to shareholder	-	-	20,000

Net cash provided by financing activities	-	-	84,000

Increase (decrease) in cash during the period	(7,759)	(1,086)	4,516

Cash, beginning of period	12,275	28,110	-

Cash, end of period	$ 4,516	$ 27,024	$ 4,516

SEE ACCOMPANYING NOTES

1

THRIFTY PRINTING INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period January 23, 2004 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
	Common Stock			Accumulated
			Additional	During the
			Paid-in	Development
	Shares*	Par Value	Capital	Stage	Total

Capital stock issued for cash	12,000,000	$ 12,000	$ 28,000	$ -	$ 40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	(14,395)	25,605
Capital stock issued for cash	7,200,000	7,200	16,800	-	24,000
Management fees contributed	-	-	13,000	-	13,000
Rent contributed	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	(106,020)	(26,020)
•Management fees contributed - Note 3	-	-	1,625	-	1,625
Rent contributed – Note 3	-	-	750	-	750
Debt forgiven by directors – Note 3	-	-	33,666	-	33,666
Net loss for the period	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	(131,552)	(15,511)
Net loss for the period	-	-	-	(12,295)	(12,295)

Balance, December 31, 2006	19,200,000	$ 19,200	$ 96,841	$ (143,847)	$ (27,806)

* Capital stock has been retroactively restated for a six for one forward split on May 24, 2006.

SEE ACCOMPANYING NOTES

THRIFTY PRINTING INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s September 30, 2006, audited financial statements.

Operating results for the three month period ended December 31, 2006, are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

Note 2	Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2006, the Company has a working capital deficiency of $27,806, has not yet attained profitable operations and has accumulated losses of $143,847 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has announced that it intends to discontinue its business of developing online photofinishing services and will seek to develop and market proprietary drug targets for the treatment of cancer and diseases of the central nervous system. Effective January 25, 2007, the Company changed its name to Anavex Life Science Corp.

Note 3	Related Party Transactions

A loan amount of $20,000 was advanced to the Company from a shareholder. This loan is unsecured, non-interest bearing with no specific terms of repayment.

The following amounts were donated to the Company by the directors:

			January 23,
			2004 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Management fees	$ -	$ 1,625	$ 14,625
Rent	-	750	3,750
Debt forgiven by directors	-	-	33,666

	$ -	$ 2,375	$ 52,041

Note 4	Subsequent Event

Subsequent to December 31, 2006, the Company entered into a contract with a director of the Company to acquire intellectual property for the development of new drug compounds including three patents and one patent application.

Pursuant to the agreement, the Company agreed to the following:

i)	invest a minimum $200,000 every fiscal year into scientific research;
ii)	hire the director as a consultant to carry out the Company’s research and development program at $6,000 per month;
iii)	pay to the director 6% of net income earned from the exploitation of the patents and patent application;
iv)	disburse a one-time payment to the director of $72,000 before December 31, 2007.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our interim financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Anavex" mean Anavex Life Sciences Corp., unless otherwise indicated. We have no subsidiaries.

Corporate History

Our company was incorporated in the State of Nevada on January 24, 2004 originally under the name of Thrifty Printing, Inc. On January 25, 2007, we completed a merger with our subsidiary, Anavex Life Sciences Corp. As a result, we have changed our name from “Thrifty Printing, Inc.” to “Anavex Life Sciences Corp.” We changed the name of our company to better reflect the new direction and business of our company.

Our name change was effected with NASDAQ on January 25, 2007 and our common shares became quoted on the OTC Bulletin Board on January 25, 2007 under the new stock symbol of "AVLX".

Our principal business office is located at Suite 101 – 4837 Canyon Ridge Crescent, Kelowna, BC V1W 4A1. Our registered office for service in the State of Nevada is located at 3990 Warren Way, Reno, NV 89509.

Since our inception on January 23, 2004, we have been a development stage company carrying on our business of developing an on-line photofinishing service through our website.

We had been developing our website, http://www.kingford.net/index.asp, as an online photo community for both digital camera and conventional film photographers. Our planned service was to process pictures that had been converted from regular to digital film and deliver them to our customers, usually within five business days. We made an agreement with GL Photo Processing Corp., a professional photo lab, to develop and deliver digital prints to customers pursuant to the terms of the agreement. We were able to accepted Mastercard or Visa payments from our customers via our website and we only intended to take order from within Canada and the United States. We also had begun to build a retail network in Alberta and California through dealer agreements with corner stores. We had entered into such agreements with six corner stores in Calgary, Alberta, and we intended to enter into additional agreements in the Calgary and San Francisco areas. Under each dealer's agreement we agreed to give corner stores in our dealer network discounted prices compared to the prices charged to customers via our company's website. Each dealer's agreement has a term of five years. We did not receive any orders from these corner stores. We also have not received orders via our website. Therefore, management has concluded that the business of providing on-line photofinishing services is not worth continuing.

We plan to terminate all of our outstanding agreements whose terms have not expired. We do not anticipate that there will be any costs to our company associated with our termination of these agreements because no orders have been made and no minimum levels of business or any payments have been promised by us.

Management has evaluated the business plan of our company and found a new opportunity and direction for our company. On January 31, 2007, we acquired three patents and one patent application from the inventor and former owner, Dr. Alexandre Vamvakides. We are now engaged in the research and development of novel drug targets for the treatment of cancer and diseases of the central nervous system. The patents and patent application are registered in the Greek National Office of Industrial Property. The patent application was made on January 17, 2007. The written descriptions of the patent and the patent application are attached as exhibits to our Current Report on Form 8-K filed on February 7, 2007.

Our Current Business

With the completion of the patent and patent application acquisition on January 31, 2007, we acquired all rights to three patents and one patent application as well as all inventions described in those patents and eight compounds that are in the pre-clinical stage and which are derivatives of the patents and patent application that we acquired.

With this acquisition, we changed our business model to the research and development, through our patents and patent application, and possibly new intellectual property that we will acquire or develop, of novel drug targets for the treatment of cancer and diseases of the central nervous system.

We have agreed with Dr. Vamvakides that we will invest at least $200,000 every year in scientific research and development of our patents and patent application. Furthermore, we have agreed to hire Dr. Vamvakides on a full-time basis as a consultant and our Chief Scientific Officer to carry out our research and development program. His obligations are to conduct, overview and coordinate all technical and scientific work on the patents and patent application. According to our agreement with Dr. Vamvakides, all improvements and products from the patents and patent application resulting from the research and development will belong to us.

We intend, through the direction of Dr. Vamvakides, to contract with researchers and laboratories for the conduct of specific research and reports. Then Dr. Vamvakides will evaluate the data received and set out and execute the next stage of research and development until he has isolated one or more compounds and taken them through the required stages of testing. Then, we will offer such compounds to pharmaceutical companies for them to further develop these compounds to the next stage for inclusion in particular drugs. So far, we have eight compounds that are currently at the preclinical stage. We intend to begin clinical phase trials on some if not all of these compounds by the end of 2007. We also intend to begin work on other compounds, which are currently at different stages of early development, in 2007.

Plan of Operation

Overview

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Our management has decided to abandon the business of developing an online photo finishing services and plans to become engaged in the business of the research and development, through our three patents and one patent application, and possibly further intellectual property that we acquire, of novel drug targets for the treatment of cancer and diseases of the central nervous system. On January 31, 2007, we completed the acquisition of three patents and one patent application from Dr. Vamvakides and we appointed him as our full time Chief Scientific Officer and director to supervise and determine our research and development program.

Over the next twelve months, we plan to begin our research and development activities on our three patents and one patent application and related compounds to determine which compounds, if any, are ready for the next stage of research, be it pre-clinical or clinical trials. Prior to accomplishing that, Dr. Alexandre Vamvakides must find and contract with the appropriate scientists and research laboratories for the conduct of the required research.

Capital Resource Requirements

For the next 12 months we plan to expend a total of approximately $5,595,000 in implementing our operation plan of researching and developing our three patents and one patent application, the related compounds and any further intellectual property we may acquire. Specifically, we estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Estimated Expenses for the Next Twelve Months

Research and Development Activities	4,500,000
Officer and Employee Compensation	500,000
Sales and Marketing	75,000
Legal, Accounting and Professional Fees	120,000
General and Administrative	400,000

Total	$5,595,000

Research and Development Activities

We plan to conduct further research and development on our three patents and one patent application and the related compounds over the next 12 months. We plan to conduct research and development activities through engaging contract research individuals and organizations. We will also incur costs for innovative new drug applications to regulatory bodies, patent legal fees and consulting and collaborating fees. We anticipate our research and development costs for the next 12 months will be approximately $4,500,000.

Officer and Employee Compensation

We have hired three executive officers including a President, a Chief Executive Officer and a Chief Scientific Officer. We also expect to hire three to four new employees over the next twelve months to assist in product research, strategic planning and business development. We anticipate we may spend up to approximately $500,000 in officer and employee compensation during the next 12 months.

General Administration

We anticipate spending approximately $400,000 on general and administration costs in the next twelve months. These costs will consist primarily of rent and facility support expenses as well as finance and administrative support compensation but excluding legal fees and auditor’s fees.

Contractual Obligations with Dr. Vamvakides

Under the purchase agreement we entered into with Dr. Vamvakides for the purchase of the three patents and one patent application, we are obligated to make certain payments. In consideration for the rights to the patents and the patent application, we agreed to invest at least $200,000 every fiscal year into scientific research into the development of the patents, patent application and compounds or other inventions derived they lead to. Furthermore, we agreed to hire the inventor, Dr. Vamvakides, on a full-time basis as a consultant and our Chief

Scientific Officer to carry out our research and development program. His obligations are to conduct, overview and coordinate all technical and scientific work on the patents and patent application. For this work, Dr. Vamvakides, will receive $6,000 per month from us. We also will pay Dr. Vamvakides 6% of any net income we earn from the exploitation of the patents and patent application. Further, we have agreed to pay Dr. Vamvakides a one-time payment of $72,000 by December 31, 2007.

According to the agreement, all improvements and products from the patents and patent application resulting from the research and development will belong to us.

For further details of our contractual obligations under the asset purchase agreement we entered into with Dr. Vamvakides, please see the agreement between Anavex Life Sciences Corp. and Dr. Vamvakides dated January 31, 2006, attached to our Current Report on Form 8-K, filed on February 7, 2007.

We anticipate that we will not be able to generate revenues until we further develop our compound candidates and market them to pharmaceutical companies, which could take up to several years or more. Our company will not likely generate cash flow sufficient to meet our capital expenditure requirements for many years to come, if ever. We will require additional monies during the next 12 month period to execute our business plan. We plan to obtain this additional money through the sale of our equity securities or through borrowing the money from existing shareholders or third parties.

It is possible that we may not be able to obtain funds required for our continued operation through the sale of our equity securities or through borrowing the money from existing shareholders or third parties. The additional financing we seek may not be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing and the eventual success of our research and development program in discovering and developing a compound to the point where it can be marketed to pharmaceutical companies. Then, we will be dependant on the market acceptance of any product we may offer and the continuing successful development of our product offerings and related technologies. Finally, we will be required to achieve a profitable level of operations. However, these steps are a long way off for our company at its present stage and we must focus for the time being on raising funds and conducting our planned research and development. Because we intend to raise the additional funds through the sale of our equity securities, the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recent Private Placements

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

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements". Prospective investors should consider carefully the risk factors set out below.

Risks Related to the Business of Anavex Life Sciences Corp.

We have no operating history in our current business. If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our research and development plans.

We have a history of losses and no operating history in our new business. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. The amount of additional capital we will need depends on many factors, including:

•	the progress, timing, scope and success or failure of our non-clinical studies and clinical trials;
•	the time and cost necessary to obtain any regulatory approvals;
•	the time and cost necessary to respond to technological and market developments; and
•

any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish.

Moreover, our fixed expenses such as rent, license payments and other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we expect to enter into:

•	additional licenses and collaborative agreements;
•	additional contracts for consulting, maintenance and administrative services; and
•	additional financing facilities.

Our current funds will not be sufficient to meet our operating and capital requirements. We intend to sell equity or debt securities to raise additional funds in order to complete our research and development efforts. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets.  If we fail to raise additional financing as we need it, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

We are an early development stage biotechnology research and development company and may never be able to successfully develop marketable products. We have no relevant operating history upon which an evaluation of our performance and prospects can be made.

We are an early development stage company and have not generated any revenues to date and have no operating history. All of our potential drug compounds are in the concept stage and have not undergone significant testing in non-clinical studies or in clinical trials. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential drug compounds will ever be approved for sales to pharmaceutical companies or generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug compounds either in non-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages as against larger and more established companies.

Even if we are able to develop our potential drug compounds, we may not be able to receive regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition and we will have to delay or terminate some or all of our research and development plans and we may be forced to cease operations.

All of our potential drug compounds will require extensive additional research and development, including non-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the potential drug compounds we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug compounds. These include:

•	the possibility that non-clinical testing or clinical trials may show that our potential drug compounds are ineffective and/or cause harmful side effects;
•	our potential drug compounds may prove to be too expensive to manufacture or administer to patients;
•	our potential drug compounds may fail to receive necessary regulatory approvals from the United States Food and Drug Administration or foreign regulatory authorities in a timely manner, or at all;
•	even if our potential drug compounds are approved, we may not be able to produce them in commercial quantities or at reasonable costs;
•	even if our potential drug compounds are approved, they may not achieve commercial acceptance;
•	regulatory or governmental authorities may apply restrictions to any of our potential drug compounds, which could adversely affect their commercial success; and
•	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drug compounds.

If we fail to develop our potential drug compounds, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research and development plans and may be forced to cease operations.

Our research and development plans will require substantial additional future funding which could impact our operational and financial condition. Without the required additional funds, we will likely cease operations.

It will take several years before we are able to develop marketable potential drug compounds, if at all. Our research and development plans will require substantial additional capital, arising from costs to:

•	conduct research, non-clinical testing and human studies;
•	establish pilot scale and commercial scale manufacturing processes and facilities; and
•	establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	the scope and results of preclinical testing and human studies;
•	the time and costs involved in obtaining regulatory approvals;
•	the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations;
•	changes in our existing collaborations;
•	the cost of manufacturing scale-up; and
•	the effectiveness of our commercialization activities.

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our research initiatives, regulatory approvals, the timing of events outside our direct control such as negotiations with potential strategic partners and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt or payment of major milestones and other payments.

Additional funds will be required to support our operations and if we are unable to obtain them on favorable terms, we may be required to cease or reduce further research and development of our drug product programs, sell some or all of our intellectual property, merge with another entity or cease operations.

If we fail to demonstrate efficacy in our non-clinical studies and clinical trials our future business prospects, financial condition and operating results will be materially adversely affected.

The success of our research and development efforts will be greatly dependent upon our ability to demonstrate potential drug compound efficacy in non-clinical studies, as well as in clinical trials. Non-clinical studies involve testing potential drug compounds in appropriate non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain non-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the potential drug compound’s efficacy in humans, the regulatory agencies may require additional more rigorous testing, before allowing human clinical trials. This additional testing will increase program expenses and extend timelines.

We may decide to suspend further testing on our potential drug compounds if, in the judgment of our management and advisors, the non-clinical test results do not support further development.

Moreover, success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug compounds are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug compounds. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an Investigational New Drug application and New Drug Application with the FDA and, ultimately, our ability to commercialize our potential drug compounds and generate product revenues. In addition, our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results.

Following successful non-clinical testing, potential drug compounds will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From the first human trial through product approval can take many years and 10-12 years is not unusual.

If any of our future clinical development potential drug compounds become the subject of problems, including those related to, among others:

•	efficacy or safety concerns with the potential drug compounds, even if not justified;
•	unexpected side-effects;
•	regulatory proceedings subjecting the potential drug compounds to potential recall;
•	publicity affecting doctor prescription or patient use of the potential drug compounds;
•	pressure from competitive products; or
•	introduction of more effective treatments;

our ability to sustain our development programs will become critically compromised. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the suspension or termination of our clinical programs.

Each clinical phase is designed to test attributes of the drug and problems that might result in the termination of the entire clinical plan can be revealed at any time throughout the overall clinical program. The failure to demonstrate efficacy in our clinical trials would have a material adverse effect on our future business prospects, financial condition and operating results.

If we do not obtain the support of key scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business, prospects, financial condition and operating results.

We will need to establish relationships with leading scientists and research institutions. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for various indications. We have not yet established a Scientific Advisory Board. Additionally, although in discussion, there is no assurance that our current research partners will continue to work with us or that we will be able to attract additional research partners. If we are not able to establish scientific relationships to assist in our research and development, we may not be able to successfully develop our potential drug compounds.

We may not be able to market or generate sales of our products to the extent anticipated.

Assuming that we are successful in developing our potential drug compounds and receive regulatory clearances to market our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•

If our competitors receive regulatory approvals for and begin marketing similar products in the United States, the European Union, Japan and other territories before we do, greater awareness of their products as compared to ours will cause our competitive position to suffer;

•

Information from our competitors or the academic community indicating that current products or new products are more effective than our future products could be, if and when they are generated, impede our market penetration or decrease our future market share; and,

•	The price for our future products, as well as pricing decisions by our competitors, may have an effect on our revenues.

None of our potential drug compounds may reach the commercial market for a number of reasons and our business may fail.

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drug compounds that we can commercialize. It is possible that our potential drug compounds may never reach the market for a number of reasons. They may be found ineffective or may cause harmful side-effects during non-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain potential drug compounds cannot be manufactured at a commercial scale and, therefore, they may not be economical to produce. Our potential drug compounds could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. Furthermore, we do not expect our potential drug compounds to be commercially available for a number of years, if at all. If none of our potential drug compounds reach the commercial market, our business will likely fail and investors will lose all of their investment in our company.

If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our potential drug compounds, then our technologies and future potential drug compounds may be rendered less competitive.

We face significant competition from industry participants that are pursuing similar technologies that we are pursuing and are developing pharmaceutical products that are competitive with our potential drug compounds. Nearly all of our industry competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our potential drug compounds becoming obsolete before we can recover any of the expenses incurred to develop them. For example, changes in our understanding of the appropriate population of patients who should be treated with a targeted therapy like we are developing may limit the drug’s market potential if it is subsequently demonstrated that only certain subsets of patients should be treated with the targeted therapy.

Our reliance on third parties, such as university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them.

In the course of product development, we may engage university laboratories, other biotechnology companies or contract or clinical manufacturing organizations to manufacture drug material for us to be used in non-clinical and clinical testing and contract research organizations to conduct and manage non-clinical and clinical studies. If we engage these organizations to help us with our non-clinical and clinical programs, many important aspects of this process have been and will be out of our direct control. If any of these organizations we may engage in the future fail to perform their obligations under our agreements with them or fail to perform non-clinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of any of our potential drug compounds. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our potential drug compounds.

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to research and develop our potential drug compounds.

Our competitors compete with us to attract established biotechnology and pharmaceutical companies or organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. Collaborations include contracting with academic research institutions for the performance of specific scientific testing. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Other companies have already begun many drug development programs, which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

Universities and public and private research institutions also compete with us. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our potential drug compounds. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to develop and expand our product pipeline.

The use of any of our potential drug compounds in clinical trials may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our potential drug compounds. We currently do not have any potential drug compounds in clinical trials, however, when any of our potential drug compounds enter into clinical trials or become marketed products they could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance against, defense or payment of liabilities could cost us significant amounts of money to defend against or pay out, causing our business to suffer.

The patent positions of biopharmaceutical products are complex and uncertain and we may not be able to protect our patented or other intellectual property. If we cannot protect this property, we may be prevented from using it or our competitors may use it and our business could suffer significant harm. Also, the time and money we spend on acquiring and enforcing patents and other intellectual property will reduce the time and money we have available for our research and development, possibly resulting in a slow down or cessation of our research and development.

We own three patents and one patent application related to certain of our potential drug compounds. However, these patents and patent application do not ensure the protection of our intellectual property for a number of reasons, including the following:

•	We do not know whether our patent application will result in an issued patent;
•	Our patents and patent application are registered in the Greek National Office of Industrial Property and do not offer us protection for our patents and patent application outside of Europe;

14

•

Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patents and patent applications. Competitors may also contest our patents and patent application, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent application are not valid for a number of reasons. If a court agrees, we would lose that patents or patent application. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

•

Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.

•	Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.
•

In addition, competitors also seek patent protection for their inventions. Due to the number of patents in our field, we cannot be certain that we do not infringe on existing patents or that we will not infringe on patents granted in the future. If a patent holder believes our potential drug compound infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their patent, we would face a number of issues which could cause a slow down or cessation of our research and development, including the following:

•	Defending a lawsuit takes significant time and can be very expensive.
•	If the court decides that our potential drug compound infringes on the competitor’s patent, we may have to pay substantial damages for past infringement.
•

The court may prohibit us from selling or licensing the potential drug compound unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents.

•	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

It is also unclear whether our trade secrets are adequately protected. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.

We may also support and collaborate in research conducted by government organizations, hospitals, universities or other educational institutions. These research partners may be unwilling to grant us any exclusive rights to technology or products derived from these collaborations prior to entering into the relationship.

If we do not obtain required licenses or rights, we could encounter delays in our product development efforts while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling potential drug compounds requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or potential drug compounds developed in collaboration with other parties.

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards. New legislation or regulations such as Section 404 of the Sarbanes-Oxley Act of 2002 follow the trend of imposing stricter corporate governance and financial reporting standards have led to an increase in our costs of compliance including increases in consulting, auditing and legal fees. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in law.

Risks Related to Our Common Stock

To date, we have only a very limited public trading market for our common stock and if an established market for our common stock does not develop, our investors maybe unable to sell their shares. Also, as we are a development stage company, market fluctuations may negatively affect the market price of our common stock.

There is currently only a very limited public trading market for our common stock and an established market may not develop or be sustained. Shares of our common stock are eligible for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board but there has been only limited trading of our common stock. over the course of five business days in January, 2007. We cannot provide our investors with any assurance that an established public trading market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If an established public trading market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If an established public trading market for our common stock does develop, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, our ability or perceived ability to reach corporate milestones, general market conditions and other factors.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies. As we are a development stage company, such fluctuations may negatively affect the market price of our common stock.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock. Any return on investment will have to come from an increase in the stock price.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our common stock. Any return on an investor’s investment in our company will have to come from an increase in the stock price.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Our stock price will likely be volatile, and an investment in our stock could suffer a decline in value.

The market price of our common stock will fluctuate due to factors including:

•	progress of our potential drug compounds through the regulatory process;
•	results of non-clinical studies and clinical trials, announcements of technological innovations or new products by us or our competitors;
•	government regulatory action affecting our potential drug compounds or our competitors’ drug products in both the United States and foreign countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth biotechnology and pharmaceutical market sectors;
•	economic conditions and broad market fluctuations in the United States or abroad; and

actual or anticipated fluctuations in our operating results.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer and chief executive officer. Based upon that evaluation, our company's president and chief financial officer and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief financial officer and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
3.3

Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2007).

(4)	Instruments defining rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides, dated January 31, 2007 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Dr. Panos Kontzalis
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Harvey Lalach
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By: /s/ Panos Kontzalis

Dr. Panos Kontzalis, Chief Executive Officer

(Principal Executive Officer)

February 14, 2007

By: /s Harvey Lalach

Harvey Lalach, President, Chief Financial Officer and Secretary

(Principal Financial Officer and Principal Accounting Officer)

February 14, 2007

CW1063675.1