Form 10QSB
period 2007-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2007-05-15
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-1220005

ANAVEX LIFE SCIENCES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Rue Kleberg, CH-1201 Geneva, Switzerland
(Address of principal executive offices)

011-41-2271-65-300
(Issuer's telephone number)

101-4837 Canyon Ridge Crescent, Kelowna B.C., V1W 4A1
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  19,200,000 common shares issued and outstanding as of May 9, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [X	]

CW1201447.1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

CW1201447.1

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

CW1201447.1

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2007 and September 30, 2006

(Stated in US Dollars)

(Unaudited)

		March 31,	September 30,
ASSETS		2007	2006

Current
Cash		$15,022	$12,275
Prepaid expense		-	220

		$15,022	$12,495

LIABILITIES

Current
Accounts payable and accrued liabilities		$126,932	$8,006
Loan payable to shareholder		85,000	20,000

		211,932	28,006

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
150,000,000	common shares, par value $0.001 per share
Issued and outstanding:
19,200,000	common shares (September 30, 2006: 19,200,000)	19,200	19,200
Additional paid-in capital		96,841	96,841
Deficit accumulated during the development stage		(312,951)	(131,552)

		(196,910)	(15,511)

		$15,022	$12,495

SEE ACCOMPANYING NOTES

CW1201447.1

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended March 31, 2007 and 2006

and from January 23, 2004 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

					January 23,
					2004
					(Date of
	Three Months Ended		Six Months Ended		Inception) to
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$ 3,300	$ 2,998	$ 8,719	$ 3,998	$ 38,183
Bank charges and interest	459	-	585	30	910
Consulting – Note 3	99,800	-	99,800	-	117,523
Legal fees	11,288	1,662	15,086	7,694	57,871
Management fees – Note 3	-	-	-	1,625	14,625
Office and miscellaneous	11,838	-	12,236	-	12,614
Registration and filing fees	3,428	-	6,025	750	10,203
Rent – Note 3	10,000	-	10,000	-	13,750
Research and development	25,543	-	25,543	-	25,543
Website design and maintenance	3,586	-	3,586	-	22,166

Loss before other items	(169,242)	(4,660)	(181,580)	(14,097)	(313,388)

Gain on foreign exchange and interest expense	138	-	181	-	437

Net loss for the period	$ (169,104)	$ (4,660)	$ (181,399)	$ (14,097)	$ (312,951)

Basic and diluted loss per share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding	19,200,000	19,200,000	19,200,000	3,200,000

SEE ACCOMPANYING NOTES

CW1201447.1

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2007 and

for the period from January 23, 2004 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

			January 23,
			2004
			(Date of
	Six months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$ (181,399)	$ (14,097)	$ (312,951)
Add Items not involving cash:
Management fees contributed	-	1,625	14,625
Rent contributed	-	750	3,750
Gain on forgiveness of debt owing to directors	-	17,447	33,665
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid Expenses	220	-	-
Accounts payable and accrued liabilities	118,926	(6,572)	126,933

Net cash used in operating activities	(62,253)	847)	(133,978)

Cash Flows from Financing Activities
Issuance of common shares	-	-	64,000
Loan payable to shareholder	65,000	-	85,000

Net cash provided by financing activities	-	-	149,000

Increase (decrease) in cash during the period	2,747	(847)	15,022

Cash, beginning of period	12,275	977	-

Cash, end of period	$ 15,022	$ 130	$ 15,022

SEE ACCOMPANYING NOTES

CW1201447.1

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period January 23, 2004 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

				Deficit
	Common Stock			Accumulated
			Additional	During the
			Paid-in	Development
	Shares*	Par Value*	Capital*	Stage	Total

Capital stock issued for cash - at $0.0033	12,000,000	$ 12,000	$ 28,000	$ -	$ 40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	(14,395)	25,605
Capital stock issued for cash - at $0.0033	7,200,000	7,200	16,800	-	24,000
• Management fees contributed	-	-	13,000	-	13,000
Rent contributed	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	(106,020)	(26,020)
• Management fees contributed - Note 3	-	-	1,625	-	1,625
Rent contributed – Note 3	-	-	750	-	750
Debt forgiven by directors – Note 3	-	-	33,666	-	33,666
Net (loss) for the period	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	(131,552)	(15,511)
Net loss for the period	-	-	-	(175,399)	(175,399)

Balance, March 31, 2007	19,200,000	$ 19,200	$ 96,841	$ (306,951)	$ (190,910)

* Capital stock has been retroactively restated for a six for one forward split on May 24, 2006.

SEE ACCOMPANYING NOTES

CW1201447.1

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2007

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

Operating results for the six month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year.

Note 2	Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2007, the Company has a working capital deficiency of $196,910, has not yet attained profitable operations and has accumulated losses of $312,951 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has announced that it intends to discontinue its business of developing online photofinishing services and will seek to develop and market proprietary drug targets for the treatment of cancer and diseases of the central nervous system. Effective January 25, 2007, the Company changed its name to Anavex Life Sciences Corp.

CW1201447.1

Anavex Life Sciences Corp.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2007

(Stated in US Dollars)

(Unaudited) – Page 9

Note 3	Related Party Transactions

During the three and six months ended March 31, 2007 and 2006, the Company was charged consulting fees from officers and a private company owned by a director, received donated services from former directors, and had debt forgiven by former directors as follows:

					January 23,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Consulting	$ 60,000	$ -	$ 60,000	$ -	$ 60,000
Management fees	-	1,625	-	1,625	14,625
Rent	-	750	-	750	3,750
Debt forgiven by directors	-	-	-	-	33,666

	$ 60,000	$ 2,375	$ 60,000	$ 2,375	$ 112,041

Note 4	Commitments

a)	Share Purchase Option

During the period ended March 31, 2007, the Company granted a total of 770,000 share purchase options pursuant to employment agreements. The details of these options are as follows:

		Exercise
Vesting Schedule	Shares	Price	Expiry Date

One or more compounds enter
Phase 2 Trial	255,000	$3.00	February 8, 2017
Phase 3 Trial	255,000	$3.00	February 8, 2017
FDA Approval	260,000	$3.00	February 8, 2017

	770,000

During the six months ended March 31, 2007, there was no stock-based compensation recorded in the financial statements as none of the performance conditions had yet been met.

CW1201447.1

Anavex Life Sciences Corp.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2007

(Stated in US Dollars)

(Unaudited) – Page 10

Note 4	Commitments – (cont’d)

b)	Employment Agreements

On February 8, 2007, the Company signed 2-year employment agreements with six (6) employees and one consultant for a total of $43,900 per month , which provides for a 30-day notice of termination and a lump-sum commitment fee for early termination of the employment without cause.

c)	Patent and Collaboration Agreement

On February 1, 2007, the Company signed a contract with a director of the Company to acquire property for the development of a new drug compounds including three (3) patents and one (1) patent application. Pursuant to the agreement, the Company agreed to the following:

i)	Invest a minimum of $200,000 every fiscal year into scientific research and;
ii)	Hire the director as a consultant (per Collaboration Agreement) to carry out the Company’s Research and Development program at $6,000 per month and;
iii)	Pay to the director 6% of the net income earned from the exploitation of the patent and patent application; and
iv)	Disburse a one-time payment to the director an amount of $72,000 before December 31, 2007.

CW1201447.1

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

Corporate History

Our company was incorporated in the State of Nevada on January 24, 2004 originally under the name of Thrifty Printing, Inc. On January 25, 2007, we completed a merger with our wholly-owned subsidiary, Anavex Life Sciences Corp. As a result, we have changed our name from “Thrifty Printing, Inc.” to “Anavex Life Sciences Corp.” We changed the name of our company to better reflect the new direction and business of our company.

Our name change was effected with NASDAQ on January 25, 2007 and our common shares became quoted on the OTC Bulletin Board on January 25, 2007 under the new stock symbol of "AVXL".

Our principal business office is located at 14 Rue Kleberg, CH-1201 Geneva, Switzerland. Our registered office for service in the State of Nevada is located at 3990 Warren Way, Reno, NV 89509.

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

CW1201447.1

We have discontinued our previous business of providing on-line photofinishing services and have decided to engage in the research and development, through our patents and the patent application and possibly further intellectual property that we acquire or develop, of novel drug targets for the treatment of cancer and diseases of the central nervous system.

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

We intend, through the direction of Dr. Vamvakides, to contract with researchers and laboratories for the conduct of specific research and reports. Then Dr. Vamvakides will evaluate the data received and set out and execute the next stage of research and development until he has isolated one or more compounds and taken them through the required stages of testing. We will then offer such compounds to pharmaceutical companies for further development and for inclusion in particular drugs. So far, we have eight compounds that are currently at the preclinical stage. We intend to begin clinical phase trials on some if not all of these compounds by the end of 2007. We also intend to begin work on other compounds, which are currently at different stages of early development, in 2007.

Plan of Operation

Overview

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Our management has decided to abandon the business of developing an online photo finishing services and plans to become engaged in the business of the research and development, through our three patents, one patent application and possibly further acquisitions of intellectual property, of novel drug targets for the treatment of cancer and diseases of the central nervous system. On January 31, 2007, we completed the acquisition of three patents and one patent application from Dr. Vamvakides and we appointed him as our full time Chief Scientific Officer and director to supervise and determine our research and development program.

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

Capital Resource Requirements

For the next 12 months we plan to expend a total of approximately $5,595,000 in implementing our plan of operation of researching and developing our three patents and one patent application, the related compounds and any further intellectual property we may acquire. Specifically, we estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

CW1201447.1

Estimated Expenses for the Next Twelve Months

Research and Development Activities	4,500,000
Officer and Employee Compensation	500,000
Sales and Marketing	75,000
Legal, Accounting and Professional Fees	120,000
General and Administrative	400,000

Total	$5,595,000

Research and Development Activities

We plan to conduct further research and development on our three patents, one patent application and the related compounds over the next 12 months. We plan to conduct research and development activities through engaging research individuals and organizations on a contractual basis. We will also incur costs for innovative new drug applications to regulatory bodies, patent legal fees and consulting and collaborating fees. We anticipate our research and development costs for the next 12 months will be approximately $4,500,000.

Officer and Employee Compensation

We have hired three executive officers including a President, a Chief Executive Officer and a Chief Scientific Officer. Additionally we have hired four new employees to assist in product research, strategic planning and business development. We anticipate we may spend up to approximately $550,000 in officer and employee compensation during the next 12 months.

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

CW1201447.1

For further details of our contractual obligations under the asset purchase agreement we entered into with Dr. Vamvakides, please see the agreement between Anavex Life Sciences Corp. and Dr. Vamvakides dated January 31, 2007, attached to our Current Report on Form 8-K, filed on February 7, 2007.

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

On February 8, 2007, we granted stock options to 6 of our employees entitling them to purchase an aggregate of 770,000 shares of our common stock. The options are exercisable at a price of $3.00 per share until February 8, 2017. The options are subject to vesting provisions as set forth in each of the stock option agreements. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

CW1201447.1

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

CW1201447.1

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

CW1201447.1

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

CW1201447.1

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

CW1201447.1

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

CW1201447.1

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

CW1201447.1

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

CW1201447.1

Risks Related to Our Common Stock

To date, we have only a very limited public trading market for our common stock and if an established market for our common stock does not develop, our investors maybe unable to sell their shares. Also, as we are a development stage company, market fluctuations may negatively affect the market price of our common stock.

There is currently only a very limited public trading market for our common stock and an established market may not develop or be sustained. Shares of our common stock are eligible for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board. We cannot provide our investors with any assurance that an established public trading market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If an established public trading market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If an established public trading market for our common stock does develop, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, our ability or perceived ability to reach corporate milestones, general market conditions and other factors.

In addition, the OTC Bulletin Board has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies. As we are a development stage company, such fluctuations may negatively affect the market price of our common stock.

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

CW1201447.1

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer and chief executive officer. Based upon that evaluation, our company's president and chief financial officer and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

CW1201447.1

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

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides, dated January 31, 2007 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.6	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed February 22, 2007)

CW1201447.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Dr. Panos Kontzalis
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Harvey Lalach
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

CW1201447.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By: /s/ Panos Kontzalis

Dr. Panos Kontzalis, Chief Executive Officer

(Principal Executive Officer)

May 15, 2007

By: /s/ Harvey Lalach

Harvey Lalach, President, Chief Financial Officer and Secretary

(Principal Financial Officer and Principal Accounting Officer)

May 15, 2007

CW1201447.1