Form 10QSB
period 2007-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2007-08-14
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   19,200,000 common shares issued and outstanding as of August 6, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

June 30, 2007 and September 30, 2006

(Stated in US Dollars)

(Unaudited)

		June 30,	September 30,
ASSETS		2007	2006

Current
Cash		$118	$12,275
Prepaid expense		-	220

		$118	$12,495
		A.	B.
LIABILITIES

Current
Accounts payable and accrued liabilities		$178,875	$8,006
Due to shareholder		273,000	20,000

		451,875	28,006

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
150,000,000	common shares, par value $0.001 per share
Issued and outstanding:
19,200,000	common shares (September 30, 2006: 19,200,000)	19,200	19,200
Additional paid-in capital		96,841	96,841
Deficit accumulated during the development stage		(567,798)	(131,552)

		(451,757)	(15,511)

		$118	$12,495

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended June 30, 2007 and 2006 and for the period from January 23, 2004 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

					January 23,
					2004
					(Date of
	Three Months Ended		Nine Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$5,745	$4,600	$14,464	$8,598	$43,928
Bank charges and interest	1,638	10	2,223	40	2,548
Consulting – Note 3	155,700	-	255,500	-	273,223
Legal fees	10,591	832	25,677	8,526	68,462
Management fees – Note 3	-	-	-	1,625	14,625
Office and miscellaneous	8,445	-	20,681	-	21,059
Registration and filing fees	3,497	247	9,522	247	13,700
Rent – Note 3	30,000	-	40,000	750	43,750
Research and development	39,953	-	65,496	-	65,496
Website design and maintenance	-	-	3,586	-	22,166

Loss before other items	(255,569)	(5,689)	(437,149)	(19,786)	(568,957)

Gain on foreign exchange and interest expense	722	9	903	9	1,159

Net loss for the period	$(254,847)	$(5,680)	$(436,246)	$(19,777)	$(567,798)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding	19,200,000	19,200,000	19,200,000	3,200,000

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2007 and

for the period from January 23, 2004 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

			January 23,
			2004
			(Date of
	Nine months ended		Inception) to
	June 30,		June 30,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(436,246)	$(19,777)	$(567,798)
Add items not involving cash:
Management fees contributed	-	1,625	14,625
Rent contributed	-	750	3,750
Gain on forgiveness of debt owing to directors	-	33,665	33,665
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	220	-	-
Accounts payable and accrued liabilities	170,869	(7,420)	178,876

Net cash provided by (used in) operating activities	(265,157)	8,843	(336,882)

Cash Flows from Financing Activities
Due to related parties	-	(9,939)	-
Issuance of common shares	-	-	64,000
Loan payable to shareholder	253,000	20,000	273,000

Net cash provided by financing activities	253,000	10,061	337,000

Increase (decrease) in cash during the period	(12,157)	118,904	118

Cash, beginning of period	12,275	977	-

Cash, end of period	$118	$19,881	$118

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period January 23, 2004 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

				Deficit
	Common Stock			Accumulated
			Additional	During the
			Paid-in	Development
	Shares*	Par Value*	Capital*	Stage	Total

Capital stock issued for cash- at $0.0033	12,000,000	$12,000	$28,000	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	(14,395)	25,605
Capital stock issued for cash - at $0.0033	7,200,000	7,200	16,800	-	24,000
• Management fees contributed	-	-	13,000	-	13,000
Rent contributed	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	(106,020)	(26,020)
• Management fees contributed - Note 3	-	-	1,625	-	1,625
Rent contributed – Note 3	-	-	750	-	750
Debt forgiven by directors – Note 3	-	-	33,666	-	33,666
Net (loss) for the period	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	(131,552)	(15,511)
Net loss for the period	-	-	-	(436,246)	(436,246)

Balance, June 30, 2007	19,200,000	$19,200	$96,841	$(567,798)	$(451,757)

* Capital stock has been retroactively restated for a six for one forward split on May 24, 2006.

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2007

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

Operating results for the nine month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year.

Note 2	Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2007, the Company has a working capital deficiency of $451,757, has not yet attained profitable operations and has accumulated losses of $567,798 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has changed its business of developing online photofinishing services to seeking to develop and market proprietary drug targets for the treatment of cancer and diseases of the central nervous system. On January 25, 2007, the Company changed its name to Anavex Life Sciences Corp.

Anavex Life Sciences Corp.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2007

(Stated in US Dollars)

(Unaudited) – Page 2

Note 3	Related Party Transactions

During the three and nine months ended June 30, 2007 and 2006, the Company was charged consulting fees from officers and a private company owned by a director, received donated services from former directors, and had debt forgiven by former directors as follows:

					January 23,
					2004 (Date of
	Three months ended		Nine months ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Consulting	$90,000	$-	$150,000	$-	$150,000
Management fees	-	1,625	-	1,625	14,625
Rent	-	750	-	750	3,750
Debt forgiven by directors	-	33,666	-	33,666	33,666

	$90,000	$36,041	$150,000	$36,041	$202,041

Note 4	Commitments
	a)	Share Purchase Option

On February 8, 2007, the Company approved a share purchase option plan, which authorized the board of directors to grant shares to directors, officers, employees and/or consultants.

During the period ended June 30, 2007, under the share purchase option plan, the Company granted a total of 770,000 share purchase options pursuant to employment agreements. The details of these options are as follows:

		Exercise
Vesting Schedule	Shares	Price	Expiry Date

One or more compounds enter
Phase 2 Trial	255,000	$3.00	February 8, 2017
Phase 3 Trial	255,000	$3.00	February 8, 2017
FDA Approval	260,000	$3.00	February 8, 2017

	770,000

During the nine months ended June 30, 2007, there was no stock-based compensation recorded in the financial statements as none of the performance conditions had yet been met.

Anavex Life Sciences Corp.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2007

(Stated in US Dollars)

(Unaudited) – Page 10

Note 4	Commitments – (cont’d)
	b)	Employment Agreements

On February 8, 2007, the Company signed 2-year employment agreements with seven (7) employees for a total of $43,900 per month , which provides for a 30-day notice of termination and a lump-sum commitment fee for early termination of the employment without cause.

On April 1, 2007, the Company signed a one-year consulting agreement with an employee for a monthly amount of $2,000.

c)	Patent and Collaboration Agreement

On January 31, 2007, the Company signed a contract with a director of the Company to acquire property for the development of a new drug compounds including three (3) patents and one (1) patent application. Pursuant to the agreement, the Company agreed to the following:

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

Our Current Business

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

We intend, through the direction of Dr. Vamvakides, to contract with researchers and laboratories for the conduct of specific research and reports. Then Dr. Vamvakides will evaluate the data received and set out and execute the next stage of research and development until he has isolated one or more compounds and taken them through the required stages of testing. We will then offer such compounds to pharmaceutical companies for further development and for inclusion in particular drugs. So far, we have eight compounds that are currently at the preclinical stage. We intend to begin clinical phase trials on some if not all of these compounds as soon as possible.. We also intend to begin work on other compounds, which are currently at different stages of early development, in 2007.

Plan of Operation

Overview

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Our management has become engaged in the business of the research and development, through our three patents, one patent application and possibly further acquisitions of intellectual property, of novel drug targets for the treatment of cancer and diseases of the central nervous system. On January 31, 2007, we completed the acquisition of three patents and one patent application from Dr. Vamvakides and we appointed him as our full time Chief Scientific Officer and director to supervise and determine our research and development program.

Over the next 12 months, we will continue our research and development activities on our three patents and one patent application and related compounds to determine which compounds, if any, are ready for the next stage of research, be it pre-clinical or clinical trials. Within the next three months we expect to contract with a third party research company to assist us in the implementation of our pre-clinical/clinical trials on one or more of our compounds pending the outcome of current research being conducted. We will also initiate and further discussions with selected major pharma on the merits of co-development of one or more of our compounds. We will also, through the direction of or Chief Scientific Officer Dr. Vamvakides, engage certain research institutions and laboratories for the conduct of specific research and reports.

Capital Resource Requirements

For the next 12 months we plan to expend a total of approximately $6,695,000 in implementing our plan of operation of researching and developing our three patents and one patent application, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter some our current compounds into clinical trials. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses for the Next 12 Months
Research and Development Activities	$5,500,000
Officer and Employee Compensation	500,000
Sales and Marketing	175,000
Legal, Accounting and Professional Fees	120,000
General and Administrative	400,000

Total	$6,695,000

Research and Development Activities

We plan to conduct further research and development on our three patents, one patent application and the related compounds over the next 12 months. We plan to conduct research and development activities through engaging research individuals and organizations on a contractual basis.

Oncology – to date we have tested approximately 250 compounds. Several of them have shown moderate activity in the in vitro screen; at least 50 of them have exhibited growth inhibiting activity at a low micromolar and two of them even lower at a nanomolar range concentration. Two of them are currently tested in xenografts according to preliminary data coming out from the in vitro screen. The two types of the disease tested in xenografts are now colon cancer and NSCL cancer. Preliminary results for one of the lead compounds have been scheduled for a poster presentation in October, 2007 Furthermore, pharmacokinetic/metabolism and pharmacodynamic studies are ongoing.

Neuroscience – Data on Anavex’s sigma-ligands ANAVEX 1-41 and ANAVEX 2-73 was presented in a poster at the 8th Colloque de la Societe des Neurosciences meeting that was held in Montpellier, France (Abstract D.30) in May of 2007. Accoriding to in vivo pre-clinical data ANAVEX lead compounds ANAVEX 1-41 and ANAVEX 2-73 showed highly potent anti-amnesic and neuroprotective activity against Amyloid Beta (25-35)peptide toxicity in Alzheimers’s desease (AD) animal models.

We will also incur costs for innovative new drug applications to regulatory bodies, patent legal fees and consulting and collaborating fees. We anticipate our research and development costs for the next 12 months will be approximately $5,500,000.

Officer and Employee Compensation

We currently employ three executive officers including a President, a Chief Executive Officer and a Chief Scientific Officer. Additionally we have four employees to assist in product research, strategic planning and business development. We anticipate we may spend up to approximately $550,000 in officer and employee compensation during the next 12 months.

General Administration

We anticipate spending approximately $400,000 on general and administration costs in the next 12 months. These costs will consist primarily of rent and facility support expenses as well as finance and administrative support compensation but excluding legal fees and auditor’s fees.

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

Cash Requirements

We had cash in the amount of $118 as of June 30, 2007 and cash on hand as of the date of filing this quarterly report on Form 10-QSB is not sufficient to fund our current estimates of our operating expenses and working capital requirements for the next 12 months.

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

Recent Share Issuances

None

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

If any of our future clinical development potential drug compounds become the subject of problems, including those related to, among others:

•	efficacy or safety concerns with the potential drug compounds, even if not justified;
•	unexpected side-effects;
•	regulatory proceedings subjecting the potential drug compounds to potential recall;
•	publicity affecting doctor prescription or patient use of the potential drug compounds;
•	pressure from competitive products; or
•	introduction of more effective treatments.

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

It is also unclear whether our trade secrets are adequately protected. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or wilfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer and chief executive officer. Based upon that evaluation, our company's president and chief financial officer and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides, dated January 31, 2007 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.6	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed February 22, 2007)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. Panos Kontzalis
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Harvey Lalach
(32)	Section 1350 Certifications
32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By: /s/ Panos Kontzalis

Dr. Panos Kontzalis, Chief Executive Officer

(Principal Executive Officer)

August 13, 2007

By: /s/ Harvey Lalach

Harvey Lalach, President, Chief Financial Officer and Secretary

(Principal Financial Officer and Principal Accounting Officer)

August 13, 2007