Form 10KSB
period 2007-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2008-01-15
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 000-51652

ANAVEX LIFE SCIENCES CORP.
(Name of small business issuer in its charter)

Nevada	20-8365999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Rue Kleberg, CH-1201 Geneva, Switzerland	n/a
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 011-41-2271-65-300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

10,647,222 common shares @ $5.25 (1) = $55,897,915
(1) Average of bid and ask closing prices on December 31, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

19,724,722 common shares issued and outstanding as of December 31, 2007

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

Corporate Overview

Our principal business office is located at 14 Rue Kleberg, CH-1201 Geneva, Switzerland. Our registered office for service in the State of Nevada is located at 3990 Warren Way, Reno, NV 89509.

Our common stock is quoted on the OTC Bulletin Board under the symbol “AVXL”.

Corporate History

We were incorporated in the State of Nevada on January 24, 2004, originally under the name of Thrifty Printing, Inc. From inception to January 25, 2007, we were in the business of providing on-line photofinishing services through our website.

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

Our Current Business

With the completion of the patent and patent application acquisition on January 31, 2007, with Dr. Alexandre Vamvakides, we acquired all rights to three patents and one patent application as well as all inventions described in those patents as well as eight compounds that are in the pre-clinical stage and which are derivatives of the patents and patent application.

With this acquisition, we changed our business model to the research and development, through our patents and patent application, and possibly new intellectual property that we will acquire or develop, of novel drug targets for the treatment of cancer and diseases of the central nervous system.

In conjunction with the acquisition agreement we have agreed with Dr. Vamvakides that we will invest at least $200,000 every year in scientific research and development of our patents and patent application. Furthermore, we have agreed to hire Dr. Vamvakides on a full-time basis as a consultant and our chief scientific officer to carry out our research and development program. His obligations are to conduct, overview and coordinate all technical and scientific work on the patents and patent application. According to our agreement with Dr. Vamvakides, all improvements and products from the patents and patent application resulting from the research and development will belong to us.

We intend, through the direction of Dr. Vamvakides, to contract with researchers and laboratories for the conduct of specific research and reports as well as to conduct in-house research in our own facilities. Then Dr. Vamvakides will evaluate the data received and set out and execute the next stage of research and development until he has isolated one or more compounds and taken them through the required stages of testing. Currently , we have eleven compounds that are currently at the preclinical stage. We intend to begin clinical phase trials on our most advanced compounds in 2008. We also intend to begin work on other compounds, which are currently at different stages of early development.

The Market

The two areas where we believe our compounds may most likely be useful, is in drugs for the treatment of diseases of the central nervous system and cancer.

Diseases of the Central Nervous System

We expect that the market for treatments for diseases of the central nervous system will grow over the next decade. We believe that this expansion will be driven by the introduction of new technologies and products which will be developed as a result of a clearer understanding of the underlying biochemical mechanisms that cause neurological disorders. This enhanced understanding has led, and will continue to lead to the development of rationally designed drugs specifically targeted to the neuropharmacological mechanisms responsible for central nervous system disorders.

The market for treatments for diseases of the central nervous system is expected to be the fastest growing disease area over the next two decades for two main reasons:

  Improved patient and physician awareness of central nervous system disorders;

  A better understanding of the neuropharmacological mechanisms underlying those disorders.

Central nervous system disorders are a broader group of diseases than either cancer or Cardiovascular Disease. They include many of the classic diseases of old age (Parkinson’s and Alzheimer’s are two examples.) Central nervous system disorders also include psychiatric disorders such as depression and schizophrenia. Diseases of the peripheral nervous system such as multiple sclerosis (MS) are also central nervous system disorders. Central nervous system disorders vary greatly in their severity, both from one patient to another and from one disease to another.

Even though, the Alzheimer’s disease market share valued at $2,719 million in 2004 may seem small compared to the other CNS indications, it exhibits continuously rising levels of sales growth, despite the lack of efficacy that currently available compounds possess. The market features only two major classes of treatments, low number of major brands and increasing patient population leading to an unprecedented opportunity for market penetration.

The depression market is dominated by a large number of blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition. The need for innovation is evident as demonstrated by the low sales growth rates, creating at the same time opportunities that will dramatically change the depression market.

The epilepsy market features two classes of drugs, older traditional Anti Epileptic Drugs (AEDs) and second generation AEDs, with the former marketed before 1980, and the latter class marketed in the early 1990s is developed through intelligent synthetic design techniques and are currently the driving force of the market. However, second generation anti-convulsants offer limited benefits in terms of efficacy over traditional anti-convulsants but confer benefits in terms of side effects and dosing. Because epilepsy afflicts sufferers in several different ways, there is considerable need for an array of drugs that can be used in combination with both traditional AEDs and other second generations AEDs that can confer efficacious treatment to the widest range of epilepsy sufferers. Furthermore, with additional benefits in supplementary indications such as migraine prophylaxis, bipolar disorder and neuropathic pain, second-generation AEDs have greatly expanded the potential of the market for epilepsy treatments, and as such are the driving force behind sales.

Cancer

Cancer is the second leading cause of death by disease, following heart disease, in our society. There are many treatment methods but none of them are as highly effective with a high percentage of success as most doctors and patients would like to see. The market for a patented compound that would be used in a more effective and successful treatment of cancer would be significant. We do not have an estimate in dollar range because our potential products are at such an early stage of development that it would be meaningless at this point. However, we do believe that a strong market does exist for a compound that has the potential to improve the treatment of one or more types of cancer.

The Market In General

Pharmaceutical companies provide remedies and treatments for central nervous system diseases and cancer. We believe that as these technologies are developed and to the extent they are approved, the central nervous system diseases and cancer drug market will expand, as new therapeutics become available for currently unmet needs. We hope to develop compounds to market to Pharmaceutical companies for use in any of these treatment methods.

Three approaches are primarily used to treat central nervous system diseases and cancer:

  Neurosurgery or invasive techniques.

  Pharmacological techniques, including drugs.

  Physiologically based techniques, such as transcytosis.

Invasive techniques include bone marrow transplants or implants of polymers with drugs imbedded in the material for slow release. These implants extend from the skull surface to deep into brain tissue sites and use a permeation enhancer. Mannitol induced osmotic shock that creates leaks in the blood-brain barrier allowing intravenous administered chemotherapeutics into the brain is used in the treatment of brain tumors, but is not appropriate for administration of drugs for chronic therapies. Companies active in developing treatments based on these invasive technologies include Alza Corporation, Ethypharm, Guilford Pharmaceuticals, Medtronic Inc., Neurotech, and Sumitomo Pharmaceutical.

Other invasive procedures utilize catheter-based delivery of the drug directly into the brain. This technique has proven useful in the treatment of brain tumors, but is not successful in distributing drugs throughout the entire brain. Amgen, Inc. recently had clinical trials for the treatment of Parkinson’s Disease using intrathecal delivery through the use of various catheter/pump techniques. In the trials conducted by Amgen, Inc., improvements were found in cells at various distances from the end of the catheter, but improvements were not seen uniformly throughout the brain.

The physiological route is a popular approach to cross the blood-brain barrier via lipid mediated free diffusion or by facilitated transport. This is the most common strategy used for the development of new neuropharmaceuticals, but has experienced limited success as it requires that the drug have sufficient lipophilic or fat-soluble properties so that it can pass through lipid membranes. Unfortunately, the current method of delivery by this route is nonspecific to the brain and side effects are common since most organs are exposed to the drug. Furthermore, many of the potential lipophilic therapeutic molecules are substrates for the blood-brain barrier’s multi-drug resistant proteins, which actively transport the therapeutic agent back into the blood. Consequently, large doses need to be used so that sufficient amounts of the drug reach the brain. These high doses can result in significant side effects as the drug is delivered to essentially all tissues of the body, which is extremely inefficient as seen with most anticancer drugs and many of the new central nervous system medications.

Companies and organizations that are developing treatments based on various physiological approaches include Angiochem, Axonyx, AramaGen Technology, Synt:em, to-BBB, Xenoport Inc., Oregon Health and Science University Neuro-oncology, Xenova Group Ltd., d-Pharm, Neurochem Inc., and Vasogen Inc.

We believe that as these technologies are developed and to the extent they are approved, the central nervous system diseases and cancer drug market will expand, as new therapeutics become available for currently unmet needs. We hope to develop compounds that can be used in any of these treatment methods.

Competition

Our competition is other biomedical development companies that are also trying to discover compounds to be used in the treatment of central nervous system diseases and cancer. Our research and development is highly speculative and we may never discover or develop any compounds that we are capable of selling to pharmaceutical companies for inclusion in their treatments of central nervous system diseases and cancer.

We want to caution our investors that most of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval, and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors will be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to acquire funding to par for our research and development. To continue to acquire funding for our research and development, we will likely have to show progress toward our goals and will eventually be expected to develop a compound that will be purchased by a pharmaceutical company.

Rapid technological development, as well as new scientific developments, may result in our compounds becoming obsolete before we can recover any of the expenses incurred to develop them.

Research and Development

We are a research and development company and we plan to focus our efforts in research and development, through our three patents and one patent application, and possibly further intellectual property that we may acquire or develop, of novel drug targets for the treatment of cancer and diseases of the central nervous system. Please see the Plan of Operations section beginning on page 22 for our planned research and development activities in the next twelve months.

The majority of our research and development activities were performed at Eurogenet Labs S.A., a private Greek company, in Athens, Greece. Under the direction of our chief scientific officer, Dr. Vamvakides, Eurogenet Labs S.A. provided research facilities and personnel to carry out various research and development functions required to further develop our acquired patents.

Government Regulations of the Biotechnology Industry

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and expected marketing of our potential drug compounds and in our ongoing research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any potential drug compounds developed. We anticipate that all of our potential drug compounds will require regulatory approval by governmental agencies prior to commercialization.

In particular, human therapeutic products are subject to rigorous non-clinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in other countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any potential drug compounds developed by us, our ability to receive product revenues, and our liquidity and capital resources.

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

  non-clinical laboratory tests, non-clinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug application;

  adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;

  the submission of a new drug application or biologic license application to the FDA; and

  FDA review and approval of the new drug application or biologics license application.

Non-clinical tests include laboratory evaluation of potential drug compound chemistry, formulation and toxicity, as well as animal studies. The results of non-clinical testing are submitted to the FDA as part of an investigational new drug application. A 30-day waiting period after the filing of each investigational new drug application is required prior to commencement of clinical testing in humans. At any time during the 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The investigational new drug application process may be extremely costly and substantially delay the development of our potential drug compounds. Moreover, positive results of non-clinical tests will not necessarily indicate positive results in subsequent clinical trials. The FDA may require additional animal testing after an initial investigational new drug application is approved and prior to Phase III trials.

Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I, clinical trials are conducted with a small number of subjects to assess metabolism, pharmacokinetics, and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to assess the efficacy of the drug in specific, targeted indications; assess dosage tolerance and optimal dosage; and identify possible adverse effects and safety risks.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

After successful completion of the required clinical trials, a new drug application is generally submitted. The FDA may request additional information before accepting the new drug application for filing, in which case the new drug application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the new drug application and responds to the applicant. The FDA’s requests for additional information or clarification often significantly extend the review process. The FDA may refer the new drug application to an appropriate advisory committee for review, evaluation, and recommendation as to whether the new drug application should be approved, although the FDA is not bound by the recommendation of an advisory committee.

If the FDA evaluations of the application and the manufacturing facilities are favorable, the FDA may issue an approval letter or an “approvable” letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the new drug application and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the new drug application or issue a “not approvable” letter outlining the deficiencies in the submission and often requiring additional testing or information.

The Food and Drug Administration’s Modernization Act codified the FDA’s policy of granting “fast track” review of certain therapies targeting “orphan” indications and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Orphan indications are defined by the FDA as having a prevalence of less than 200,000 patients in the United States. We anticipate that certain neurodegenerative diseases which could potentially be treated using our technology could qualify for fast track review under these revised guidelines.

Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval was insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA’s revised policy, which became effective in 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval. This revised policy is intended to facilitate the study of solid tumor therapies and shorten the total time for marketing approvals. We intend to take advantage of this policy; however, it is too early to tell what effect, if any, these provisions may have on the approval of our potential drug compounds.

Sales outside the United States of potential drug compounds we develop will also be subject to foreign regulatory requirements governing human clinical trials and marketing for drugs. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a potential drug compound for sale in the United States, the potential drug compound may be exported for sale outside of the United States, only if it has been approved in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. There are specific FDA regulations that govern this process.

We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

Intellectual Property

On January 31, 2007, we purchased from Dr. Vamvakides the intellectual property owned by Dr. Vamvakides for the research and development of new drug formulations or components, including three patents and one patent application. Specifically, patent applications, trademarks and licenses acquired from Dr. Vamvakides consist of:

PATENTS
Title of Application/ Patent No./Jurisdiction	Filing/ Issue/ Expiration	Claims
Patent No. 1002616/Greece	February 21, 1996/ February 20, 1997/ February 20, 2017	Invention related to the synthesis and the method of synthesis of molecules of a novel formula. This method is to be applied for the obtention of anticonvulsant, antidepressant and nootropic pharmaceuticals.

Patent No. 1004208/Greece	October 15, 2001/ April 4, 2003/ April 4, 2023	Aminotetrahydrofuran derivatives, muscarinic/sigma/sodium channel ligands, with synergic sigma/muscarinic (neuroactivating) and sigma/sodium channel (neuroprotective) components, as prototypical activating – neuroprotectors and neuroregenerative drugs
Patent No. 1004868/Greece	April 22, 2003/ April 26, 2005/ April 26, 2025	Aminotetrahydrofuran derivatives, muscarinic/sigma/sodium channel ligands, ortho-and allo-sterically operating, as prototypical neuromodulating and neuroregenerative drugs
Patent Application No. 20070100020/ Greece	January 17, 2007	New sigma (σ) receptor ligands with anti-apoptotic and/or pro-apoptotic properties over cellular biochemical mechanisms, with neuroprotective, anti-cancer, anti-metastatic and anti-(chronic) inflammatory action

We regard patents and other proprietary technology rights a key element in our goal of building a successful biomedical company. Accordingly, we plan to protect all of our key technology, inventions and improvements to our inventions by filing patent applications in a timely fashion. For those compounds or other inventions which we are able, we plan to seek patent protection in the United States, Canada, Japan, Western European countries and additional countries on a selective basis in order to protect inventions we regard as important to the development of our business. However, we note that filing and prosecuting patent applications are expensive processes and we have very limited financial resources.

Our proprietary technology is protected by a group of three patents and one patent application that is owned exclusively by us and filed with Greek National Office of Industrial Property. We also plan to acquire or register for other patents and intellectual property for similar types of compounds.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It is now our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, board of directors and other advisors to execute confidentiality agreements upon the commencement of employment, advisory, or consulting relationships with us. These agreements will provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances.

We also will commence to require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements will generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Our patent position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. Much of our intellectual property is still only filed with the Greek National Office of Industrial Property and we plan to file additional patent applications in Canada and the U.S. for further inventions. We may not be successful in obtaining critical claims or in protecting our potential drug compounds or processes. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our potential drug compounds may infringe the patent rights of others.

Our success will also depend in part on our ability to commercialize our compounds without infringing the proprietary rights of others. We have not conducted extensive freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our compounds or other subject matter are claimed under other existing United States or other patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing all of our potential drug compounds based on our drug technology or the inability to proceed with the development, manufacture or sale of potential drug compounds requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our research and development of our technology.

Employees

We presently have seven full time employees including Dr. Alexandre Vamvakides, our chief scientific officer; Dr. Panos Kontzalis, our chief executive officer; and, Harvey Lalach, our president, chief financial officer and secretary. We intend to hire additional employees over the next twelve months as our business grows. We also intend to contract with scientists and research laboratories in order to accomplish our research objectives.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

Risks Related To Our Business

We are an early development stage biotechnology research and development company and may never be able to successfully develop marketable products. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

We are an early development stage company and have not generated any revenues to date and have no operating history. All of our potential drug compounds are in the concept stage and have not undergone significant testing in non-clinical studies or in clinical trials. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential drug compounds will ever be approved for sales to pharmaceutical companies or generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug compounds either in non-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages as against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

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

  our potential drug compounds may fail to receive necessary regulatory approvals from the United States Food and Drug Administration or foreign regulatory authorities in a timely manner, or at all ;

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

  conduct research, non-clinical testing and human studies;

  establish pilot scale and commercial scale manufacturing processes and facilities; and

  establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

  the pace of scientific progress in our research and development programs and the magnitude of these programs;

  the scope and results of preclinical testing and human studies;

  the time and costs involved in obtaining regulatory approvals;

  the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

  competing technological and market developments;

  our ability to establish additional collaborations;

  changes in our existing collaborations;

  the cost of manufacturing scale-up; and

  the effectiveness of our commercialization activities.

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

  unexpected side-effects;

  regulatory proceedings subjecting the potential drug compounds to potential recall;

  publicity affecting doctor prescription or patient use of the potential drug compounds;

  pressure from competitive products; or

  introduction of more effective treatments.

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

If we do not obtain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business.

We will need to establish relationships with leading scientists and research institutions. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for various indications. We have not yet established a Scientific Advisory Board. Additionally, although in discussion, there is no assurance that our current research partners will continue to work with us or that we will be able to attract additional research partners. If we are not able to establish scientific relationships to assist in our research and development, we may not be able to successfully develop our potential drug compounds. If this happens, our business will be adversely affected.

We may not be able to develop market or generate sales of our products to the extent anticipated. Our business may fail and investors could lose all of their investment in our company.

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

If this happens, our business will be adversely affected.

None of our potential drug compounds may reach the commercial market for a number of reasons and our business may fail.

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drug compounds that we can commercialize. It is possible that our potential drug compounds may never reach the market for a number of reasons. They may be found ineffective or may cause harmful side-effects during non-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain potential drug compounds cannot be manufactured at a commercial scale and, therefore, they may not be economical to produce. Our potential drug compounds could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. Furthermore, we do not expect our potential drug compounds to be commercially available for a number of years, if at all. If none of our potential drug compounds reach the commercial market, our business will likely fail and investors will lose all of their investment in our company. If this happens, our business will be adversely affected.

If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our potential drug compounds, then our technologies and future potential drug compounds may be rendered undesirable or obsolete.

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

Universities and public and private research institutions also compete with us. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our potential drug compounds. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products.

The use of any of our potential drug compounds in clinical trials may expose us to liability claims, which may cost us a significant amounts of money to defend against or pay out, causing our business to suffer.

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

  In addition, competitors also seek patent protection for their inventions. Due to the number of patents in our field, we cannot be certain that we do not infringe on existing patents or that we will not infringe on patents granted in the future. If a patent holder believes our potential drug compound infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their patent, we would face a number of issues which could cause a slow down or cessation of our research and development , including the following:

    Defending a lawsuit takes significant time and can be very expensive.

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

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares of common stock:

  actual or anticipated variations in our quarterly operating results;

  announcements of new services, products, acquisitions or strategic relationships by us or our competitors;

  changes in accounting treatments or principles;

  changes in earnings estimates by securities analysts and in analyst recommendations; and

  general political, economic, regulatory and market conditions.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock.

If we issue additional shares of common stock in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of 150,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

If a market for our shares of common stock does not develop, shareholders may be unable to sell their shares of common stock.

There is currently a limited market for our common stock, which trades through the Over-the-Counter Bulletin Board quotation system. Trading of stock through the Over-the-Counter Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority . Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding

$200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of the risk factors before making an investment decision with respect to our common stock.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their report concerning our financial statements as of September 30, 2007 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ report on our consolidated financial statements elsewhere in this Form 10-KSB.

Item 2.	Description of Property.

Principal Offices

Our principal business office is located at 14 Rue Kleberg, CH-1201 Geneva, Switzerland. Our registered office for service in the State of Nevada is located at 3990 Warren Way, Reno, NV 89509. We currently rent the office space in Geneva for $10,000 per month which includes six offices, a reception area and a boardroom as well as general administrative services.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

On May 25, 2007, we held an annual meeting of our stockholders. At the annual meeting, Panos Kontzalis, Harvey Lalach and Alexandre Vamvakides were elected directors, Amisano Hanson, Chartered Accountants was ratified as our independent registered public accounting firm and our 2007 stock option plan was ratified and adopted.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our Common stock is quoted on the OTC Bulletin Board under the Symbol “AVXL”. Our stock was originally approved for trading on the OTC Bulletin Board on March 13, 2006 under the symbol “TFYP” and was changed to “AVXL” on January 25, 2007 in connection with a change of name.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
September 30, 2007	$3.90	$3.65
June 30, 2007	$3.85	$3.60
March 31, 2007	$3.59	$3.08
December 31, 2006	$2.70	$2.55
September 30, 2006	$2.70	$2.00

(1)	Our common stock received approval for quotation on March 13, 2006. The first trade occurred August 2, 2006.

On December 31, 2007, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $5.25.

As of December 31, 2007, there were 58 holders of record of our common stock. As of such date, 19,724,722 common shares were issued and outstanding.

Our common shares are issued in registered form. Nevada Agency and Trust Company., 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On February 8, 2007, we granted stock options to 6 of our directors, officers and employees entitling them to purchase an aggregate of 770,000 shares of our common stock. The options are exercisable at a price of $3.00 per share until February 8, 2017. The options are subject to vesting provisions as set forth in each of the stock option agreements. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 11, 2007, we issued 222,222 shares of our common stock as payment for services rendered by Eurogenet Labs S.A.. The shares were issued at a price of $3.60 per share. Eurogenet Labs S.A. has accepted the shares in full consideration of the debt owed by our company.

On September 21, 2007, we issued 92,500 shares of our common stock as payment for debt to Athanasios Skarpelos. The shares were issued at a price of $3.60 per share. Athanasios Skarpelos has accepted the shares in full consideration of the debt owed by our company.

On December 17, 2007 we issued 10,000 shares of our common stock as payment to our employee George Kalkanis for services. The shares were issued at a price of $3.60 per share.

On December 17, 2007 we issued 150,000 shares of our common stock in conjunction with a private placement where the company sold 150,000 units of the company at a price of $3.50 per unit. Each unit consisted of one common share and one common share purchase warrant.

On December 17, 2007 we issued 50,000 shares of our common stock to a consultant for professional services. The shares were issued at a price of $3.50 per share.

We issued all of the shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the Stock Option Plan described below.

Stock Option Plan

On April 17, 2007, our directors adopted the 2007 Stock Option Plan for our employees and consultants, reserving a total of 3,000,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. On May 25, 2007, our stockholders ratified and approved the 2007 Stock Option Plan at the annual meeting of stockholders. As of September 30, 2007, 770,000 options have been granted to employees, directors and officers of our company and 2,230,000 options were available for future grant under this plan.

The purpose of the 2007 Stock Option Plan is to retain the services of valued key employees and consultants of our company and such other persons as shall be select in accordance with the 2007 Stock Option Plan, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of the shareholders of our company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants.

The exercise price of shares subject to any option must be at least 100% of the fair market value of the shares on the date of grant. The maximum term of any stock option is 5 years from the date the option is granted.

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	1,070,000	$3.22	1,930,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,070,000	$3.22	1,930,000

Item 6.	Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Our operating expenses consist mostly of research and development costs. The amount incurred by our company for the year ended September 30, 2007 was $959,698, of which $800,000 was paid by way of common shares of our company to Eurogenet Labs S.A.

We anticipate that we will require up to $6,595,000 for the 12 months ending September 30, 2008 to implement our plan of operation of researching and developing our three patents and one patent application, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter some our current compounds into clinical trials.

Purchase of Significant Equipment

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

Neuroscience – Data on Anavex’s sigma-ligands ANAVEX 1-41 and ANAVEX 2-73 was presented in a poster at the 8th Colloque de la Societe des Neurosciences meeting that was held in Montpellier, France (Abstract D.30) in May of 2007. According to in vivo pre-clinical data ANAVEX lead compounds ANAVEX 1-41 and ANAVEX 2-73 showed highly potent anti-amnesic and neuroprotective activity against Amyloid Beta (25-35)peptide toxicity in Alzheimers’s disease (AD) animal models.

We will also incur costs for innovative new drug applications to regulatory bodies, patent legal fees and consulting and collaborating fees. We anticipate our research and development costs for the next 12 months will be approximately $5,200,000.

Personnel Plan

We currently employ three executive officers including a president, a chief executive officer and a chief scientific officer. Additionally we have four employees to assist in product research, strategic planning and business development. We anticipate we may spend up to approximately $400,000 in officer and employee compensation during the next 12 months.

General Administration

We anticipate spending approximately $700,000 on general and administration costs in the next 12 months. These costs will consist primarily of rent and facility support expenses as well as finance and administrative support compensation but excluding legal fees and auditor’s fees.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At September 30, 2007, we had a working capital deficit of $462,504 compared to working capital deficit of $15,511 at September 30, 2006.

At September 30, 2007, our total current assets were $25 compared to total current assets of $12,495 as at September 30, 2006.

At September 30, 2007, our total current liabilities were $462,529 compared to total current liabilities of $28,006 as at September 30, 2006.

At September 30, 2007, we had cash on hand of $25 compared to $12,275 as at September 30, 2006.

For the year ended September 30, 2007, we posted a net loss of $1,579,993 compared to a net loss of $25,532 for the year ended September 30, 2006.

For the year ended September 30, 2007, we incurred operating expenses of $1,581,230 compared to $25,591 for the year ended September 30, 2006.

Cash Requirements

We anticipate that we will require up to $6,595,000 for the 12 months ending September 30, 2008 to implement our plan of operation of researching and developing our three patents and one patent application, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter some our current compounds into clinical trials. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

We will require additional funds to plan of operation of researching and developing our three patents and one patent application, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter some our current compounds into clinical trials. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2008
Research and Development Activities	$5,200,000
Officer and Employee Compensation	400,000
Sales and Marketing	175,000
Legal, Accounting and Professional Fees	120,000
General and Administrative	700,000
Total	$6,595,000

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

We have historically incurred losses and have incurred a loss of $1,597,993 for the year ended September 30, 2007. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Anavex Life Sciences Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Anavex Life Sciences Corp. (A Development Stage Company) as of September 30, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended September 30, 2007 and 2006 and for the period from January 23, 2004 (Date of Inception) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 and for the period from January 23, 2004 (Date of Inception) to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada
January 11, 2008	Chartered Accountants

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
BALANCE SHEETS
September 30, 2007 and 2006
(Stated in US Dollars)

ASSETS	2007	2006

Current
Cash	$25	$12,275
Prepaid expense	-	220

	$25	$12,495

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 3	$462,529	$8,006
Loan payable to shareholder – Note 3	-	20,000

	462,529	28,006

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,514,722 common shares (2006: 19,200,000)	19,515	19,200
Additional paid-in capital	1,229,526	96,841
Deficit accumulated during the development stage	(1,711,545)	(131,552)

	(462,504)	(15,511)

	$25	$12,495

Nature and Continuance of Operations – Note 1
Commitments – Note 6
Subsequent Events – Note 8

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended September 30, 2007 and 2006 and
for the period from January 23, 2004 (Date of Inception) to September 30, 2007
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Years Ended		Inception) to
	September 30,		September 30,
	2007	2006	2007

Expenses
Accounting and audit fees	$20,167	$12,004	$49,631
Bank Charges and Interest	3,308	115	3,632
Consulting fees – Note 3	423,200	-	440,923
Legal fees	44,999	9,406	87,784
Management fees – Note 3	-	1,625	14,625
Office and miscellaneous	41,957	378	42,335
Registration and filing fees	12,635	1,313	16,813
Rent and administration – Note 3	70,000	750	73,750
Research and development – Note 7	959,698	-	959,698
Website design and maintenance	5,266	-	23,846

Loss before other income	(1,581,230)	(25,591)	(1,713,037)

Other income	1,237	59	1,492

Net loss for the period	$(1,579,993)	$(25,532)	$(1,711,545)

Basic and diluted loss per share	$(0.08)	$(0.00)

Weighted average number of shares outstanding	19,204,565	19,200,000

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended September 30, 2007 and 2006 and
for the period from January 23, 2004 (Date of Inception) to September 30, 2007
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(1,579,993)	$(25,532)	$(1,711,545)
Add items not involving cash:
Common shares issued for research and development
expenses	800,000	-	800,000
Management fees contributed	-	1,625	14,625
Rent contributed	-	750	3,750
Adjustments to reconcile net loss to net cash used in
operating activities:
Prepaid expenses	220	(220)	-
Accounts payable and accrued liabilities	454,523	(9,051)	462,530

Net cash used in operating activities	(325,250)	(32,428)	(430,640)

Cash Flows provided by Financing Activities
Due to related parties	-	23,726	33,665
Issuance of common shares	-	-	64,000
Shareholder advances	313,000	20,000	333,000

Net cash provided by financing activities	313,000	43,726	430,665

Increase (decrease) in cash during the period	(12,250)	11,298	25

Cash, beginning of period	12,275	977	-

Cash, end of period	$25	$12,275	$25

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to September 30, 2007
(Stated in US Dollars)

					Deficit
		Common Stock			Accumulated
				Additional	During the
				Paid-in	Development
		Shares*	Par Value*	Capital*	Stage	Total

Capital stock issued for cash on January 23, 2004	- at $0.0033	12,000,000	$12,000	$28,000	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004		-	-	-	(14,395)	(14,395)

Balance, September 30, 2004		12,000,000	12,000	28,000	(14,395)	25,605
Capital stock issued for cash on December 31, 2004	- at $0.0033	7,200,000	7,200	16,800	-	24,000
Management fees contributed		-	-	13,000	-	13,000
Rent contributed		-	-	3,000	-	3,000
Net loss for the year		-	-	-	(91,625)	(91,625)

Balance, September 30, 2005		19,200,000	19,200	60,800	(106,020)	(26,020)
Management fees contributed – Note 3		-	-	1,625	-	1,625
Rent contributed – Note 3		-	-	750	-	750
Debt forgiven by directors – Note 3		-	-	33,666	-	33,666
Net loss for the period		-	-	-	(25,532)	(25,532)

Balance, September 30, 2006		19,200,000	19,200	96,841	(131,552)	(15,511)
Capital stock issued for research and development
services on September 24, 2007	- at $3.60	222,222	222	799,778	-	800,000
Capital stock issued for settlement of loan payable
on September 25, 2007	- at $3.60	92,500	93	332,907	-	333,000
Net loss for the period		-	-	-	(1,579,993)	(1,579,993)

Balance, September 30, 2007		19,514,722	$19,515	$1,229,526	$(1,711,545)	$(462,504)

* Capital stock has been retroactively restated for a six for one forward split on May 24, 2006.

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007 and 2006
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

The Company was incorporated in the State of Nevada, United States of America on January 23, 2004 as Thrifty Printing Inc. On January 25, 2007, the Company changed its name to Anavex Life Sciences Corp.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,711,545 since its inception, has a working capital deficiency of $462,504 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available (refer to Note 8).

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Stated in US Dollars) – Page 2

Note 2	Significant Accounting Policies – (cont’d)

	a)	Development Stage Company

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

The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short- term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

	d)	Research and Development Expenses

Research and developments costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including salaries, facilities costs, overhead costs and other related expenses as well as costs incurred in connection with third-party collaboration efforts. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved.

	e)	Income Taxes

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Stated in US Dollars) – Page 3

Note 2	Significant Accounting Policies – (cont’d)

	f)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

	g)	Stock-based Compensation

The Company accounts for the granting of share purchase options to employees and non-employees using the fair value method whereby all awards to employees and non-employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital, is recorded as an increase to share capital. The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

	h)	Website Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with Emerging Issues Task Force Issue No. 00-2 (“EITF 00-2”), "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of the benefit. Costs of operating a web site are expensed as incurred.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Stated in US Dollars) – Page 4

Note 2	Significant Accounting Policies – (cont’d)

	i)	New Accounting Standards

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” in order to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. This statement only applies when other standards require or permit the fair value measurement of assets and liabilities. This statement is effective for fiscal periods commencing after November 15, 2007 and the Company does not expect the adoption of this statement to have a significant effect on the Company’s results of operations or financial position.

On February 15, 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal periods commencing after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Stated in US Dollars) – Page 5

Note 2	Significant Accounting Policies – (cont’d)

	g)	New Accounting Standards – (cont’d)

On December 12, 2007, FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements”. EITF 07-1 provides guidance for entities that enter into arrangements to participate in a joint operating activity whereby each participant in the arrangement is exposed to the risks and rewards that depend on the commercial success of the joint operating activity regardless of whether the joint operating activity is conducted through a separate legal entity. EITF 07-1 provides guidance on how each participant is to recognize costs incurred and revenues generated with third parties as a result of the operating activity in a collaborative agreement. Specifically, a participant acting as a principal in the arrangement would report revenues earned and costs incurred on a gross basis whereas a participant acting as an agent would report these items on a net basis in its financial statements pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”. The equity method of accounting would not be applied by the participants in a collaborative arrangement. EITF 07-1 further provides guidance on the income statement presentation of payments between the participants in a collaborative arrangement whereby if the payments are subject to other authoritative accounting literature, then the entity would apply the relevant provisions. Otherwise, the entity would classify such payments based on analogy to relevant literature or on a basis that is reasonable and rational depending on the facts or circumstances of the arrangement. EITF 07-1 is effective for fiscal years beginning after November 15, 2007 and thus, the Company has yet to determine the effects of adopting EITF 07-1 on its financial statements.

Note 3	Related Party Transactions

As of September 30, 2006, a loan payable of $20,000 was advanced to the Company from a significant shareholder. This loan is unsecured, non-interest bearing, with no specific terms of repayment.

During the year ended September 30, 2007, the Company issued 92,500 shares of common stock at $3.60 per share to a significant shareholder for settlement of a loan payable of $333,000.

As at September 30, 2007, included in accounts payable and accrued liabilities is $167,824 (2006: $Nil) owing to directors and officers of the Company.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Stated in US Dollars) – Page 6

Note 3	Related Party Transactions – (cont’d)

The following amounts were donated to the Company by the directors:

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2007	2006	2006

Management fees	$-	$1,625	$14,625
Rent	-	750	3,750
Debt forgiven by directors	-	33,666	33,666

	$-	36,041	$52,041

During the year ended September 30, 2007, the Company was charged consulting fees totaling $278,000 (2006: $Nil) by directors of the Company.

Note 4	Corporate Taxes

At September 30, 2007, the Company has accumulated net losses totaling $1,711,545, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2024.

The following table summarizes the significant components of the Company’s deferred tax assets:

	2007	2006

Deferred tax assets
Non-capital loss carryforward	$651,334	$34,555
Valuation allowance for deferred tax asset	(651,334)	(34,555)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Stated in US Dollars) – Page 7

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

Note 6	Commitments

	a)	Share Purchase Options

On February 8, 2007, the Company approved a share purchase option plan, which authorized the board of directors to grant shares to directors, officers, employees and/or consultants.

During the year ended September 30, 2007, under the share purchase option plan, the Company granted a total of 770,000 share purchase options pursuant to employment agreements. The details of these options are as follows:

		Exercise
Vesting Schedule	Shares	Price	Expiry Date

One or more compounds enter
Phase 2 Trial	255,000	$3.00	February 8, 2017
Phase 3 Trial	255,000	$3.00	February 8, 2017
FDA Approval	260,000	$3.00	February 8, 2017

	770,000

The value of share purchase options granted during the year ended September 30, 2007 was $1,707,721. The fair value of these options were determined using the Black-Scholes option pricing model using the following assumptions:

Expected term of the options	5 years
Expected volatility	82.93%
Risk-free interest rate	2.37%
Dividend yield	0.00%

There was no stock-based compensation recognized in the Company’s financial statements for the year ended September 30, 2007 as none of the performance conditions have completed.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Stated in US Dollars) – Page 8

Note 6	Commitments – (cont’d)

	b)	Employment Agreements

On February 1, 2007, the Company signed two-year employment agreements with two directors of the Company for a total of $24,000 per month, which provides for a 30-day notice of termination and a lump-sum commitment fee for early termination of the employment without cause.

	c)	Patent and Collaboration Agreement

On February 1, 2007, the Company signed a contract with a director of the Company to acquire property for the development of a new drug compound including three patents and one patent application. Pursuant to the agreement, the Company agreed to the following:

		i)	Invest a minimum of $200,000 every fiscal year into scientific research and;
		ii)	Hire the director as a consultant to carry out the Company’s Research and Development program at $6,000 per month and;
		iii)	Pay to the director 6% of the net income earned from the exploitation of the patent and patent application; and
		iv)	Disburse a one-time payment to the director an amount of $72,000 before December 31, 2007 as consideration for the transfer of the patents and the patent application.

Note 7	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows during the year ended September 30, 2007:

	a)	The Company issued 92,500 shares of common stock at $3.60 per share to a significant shareholder for settlement of a loan payable of $333,000.

	b)	The Company issued 222,222 shares of common stock at $3.60 per share for a total of $800,000 for research and development services.

Note 8	Subsequent Events

Subsequent to September 30, 2007:

	a)	the Company entered into an agreement with a corporation to provide investor relation services for the Company for a fee of $5,000 per month. The contract is for one year beginning November 1, 2007.

Pursuant to the agreement, the Company granted an option to purchase 50,000 shares of common stock exercisable at $3.75 per share with a term of five years.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Stated in US Dollars) – Page 9

Note 8	Subsequent Events – (cont’d)

	b)	the Company entered into an agreement with The Bioacademy of Athens (“Bioacademy”) dated November 5, 2007 to provide research and tests on ten drug compounds.

Pursuant to the agreement, the Company has agreed to pay Bioacademy:

		i)	$132,395 (91,200 Euros) plus taxes upon the commencement date; and
		ii)	$132,395 (91,200 Euros) plus taxes upon the first anniversary of the commencement date.

c)

the Company entered into an agreement dated December 1, 2007 with a corporation to receive consulting services in relation to the Company obtaining listing on a major US Exchange (“listing”). Pursuant to the agreement, the Company issued 50,000 shares of common stock at $3.86 per share on or after December 1, 2008 and granted an option to purchase 100,000 shares of common stock exercisable at $3.86 per share and expiring on December 1, 2010 in the event the Company receives a listing by December 1, 2008.

d)

the Company issued 150,000 units at $3.50 per unit for gross proceeds of $525,000 pursuant to a private placement. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one common share at $5.00 per share exercisable to December 10, 2009.

	e)	the Company issued 10,000 shares of common stock at $4.50 per share to an employee of the Company for settlement of accounts payable related to consulting fees.

	f)	the Company was advanced $200,000 by way of an unsecured promissory note with the principal and a fixed interest charge of $5,000 repayable on or before March 13, 2008.

	g)	the Company granted 150,000 share purchase options to a director exercisable at $3.85 per share expiring December 3, 2012.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2007, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at December 31, 2007, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Panos Kontzalis	Chief Executive Officer and Director	62	January 25, 2007
Harvey Lalach	President and Chief Financial Officer and Director	42	April 25, 2006
Alexandre Vamvakides	Chief Scientific Officer and Director	65	January 31, 2007
Cameron Durrant	Director	47	December 17, 2007

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed

Panos Kontzalis, PhD., Chief Executive Officer and a Director

Dr. Kontzalis brings over 38 years of extensive and solid experience in the pharmaceutical sector. For 18 years he held different senior positions at Novartis Pharma, AG in Basel, Switzerland, starting his career as a Market and Business Analyst for CNS portfolio, moving to Group Market and Business Analyst for transplantation, dermatology, rheumatology and cardiovascular portfolio, Market Research and Competitive Intelligence Manager for transplantation, immunology and oncology. He became Head of Global Market Research Department in 1998, Global Sales Forecasting Manager in 1999, Deputy Head of Global Sales Forecasting in 2003 and Head of Global Sales Forecasting Operations until 2006. Prior to joining Novartis Pharma AG, Dr. Kontzalis held the position of Head of Marketing Services & Assistant Managing Director at Sandoz Ltd., Thailand from 1985 until 1988. Prior to this he held different positions at Sandoz, Greece starting as Product Manager for various OTC and Rx products, moving to Regional Sales Manager in 1973, Head of Market Research in 1974 and Assistant Managing Director until 1985. Dr. Kontzalis holds a Bachelor of Science degree in chemistry and a PhD in chemistry both from the Aristotelian University of Thessaloniki, Greece.

Harvey Lalach, President, Secretary, Chief Financial Officer and a Director

For the past 21 years Mr. Lalach has been involved in various aspects of the securities industry. From 1986 through to 1997 he was involved in various roles in financial institutions starting at the Vancouver Stock Exchange and later working in securities related roles for the TD Bank and BMO Nesbitt Burns. For the past 10 years Mr. Lalach has focused on the operation and administration of numerous start-up US and Canadian public companies serving as both Director and Officer in various capacities. Most recently Mr. Lalach served as President and CEO for a number of producing Canadian Oil & Gas Companies. Throughout his career, Mr. Lalach has gained extensive experience in the Management and Governance of listed public companies.

Alexandre Vamvakides, PhD, Director and Chief Scientific Officer

Dr. Vamvakides has spent 30 years in research focusing on the therapeutic/pharmacological areas of nootropes, anti-neurodegenerative (anti-Alzheimer), antiepileptic, antidepressive, and prototype molecules. During his career, Dr. Vamvakides has been published over 80 times in highly respected Medical/Scientific journals. In the past 30 years, Dr. Vamvakides has pioneered his expertise at the Institut National de la Sante et de la Recherche Medicale (INSERM) in Paris France, at the University of Athens (Greece), Ciba-Geigy (Basel, Switzerland) and Sanofi (Montpellier, France), and many other research laboratories throughout Europe for the discovery and development of new concepts in the therapeutic areas of Central Nervous System, oncology and anti-inflammatory diseases. Dr. Vamvakides holds a M.Sc. in Chemistry from Bordeaux University, France, a M.Sc. in Pharmacology, a M.Sc. in Biochemistry and a Ph.D. in Molecular Pharmacology all from the University of Paris Medical School.

Cameron Durrant, Director

Mr. Durrant is currently Worldwide Vice President, Virology Global Strategic Marketing for Johnson + Johnson. Dr. Durrant was president and CEO of Pediamed Pharmaceuticals. Dr. Durrant’s background also includes executive-level positions with Merck & Co., GlaxoSmithKline and Pharmacia (now Pfizer). Dr. Durrant was a regional winner and national finalist for Ernst & Young’s Entrepreneur of the Year award in 2005. Dr. Durrant holds a MBA from Henley Management College at Oxford and a MB and BCh (equivalent to American MD degree) from the Welsh National School of Medicine in Cardiff, U.K.

Committees of the Board

Audit Committee

The Audit Committee is currently comprised of Harvey Lalach, our president and chief financial officer and Panos Kontzalis, our chief executive officer.

Nominating Committee

We do not have a Nominating Committee, our entire board of director performs the functions of a Nominating Committee and oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Anavex Life Sciences Corp., 14, Rue Kleberg, CH-1201,Geneva, Switzerland

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Panos Kontzalis	2(1)(2)	2	Nil
Alexandre Vamvakides	1(1)	1	Nil
Athanasios Skarpelos	2(1)(2)	2	Nil
George Kalkanis	2(1)(2)	2	Nil
Angela Vernadaki	2(1)(2)	2	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2007 who had total compensation exceeding $100,000; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended September 30, 2007, 2006 and 2005, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Harvey Lalach(1) President, CFO and Secretary	2007 2006 2005	$56,000 $Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$56,000 $Nil N/A

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Panos Kontzalis (2) CEO	2007 2006 2005	$136,000 N/A N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$136,000 N/A N/A
Alexandre Vamvakides(3) Chief Scientific Officer	2007 2006 2005	$48,000 N/A N/A	$Nil N/A N/A	$Nil N/A N/A	$Nil N/A N/A	$Nil N/A N/A	$Nil N/A N/A	$Nil N/A N/A	$66,000 N/A N/A
George Kalkanis(4) VP Strategic Planning	2007 2006 2005	$60,000 N/A N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$60,000 N/A N/A
Angela Vernadaki(5) VP Business Development	2007 2006 2005	$41,600 N/A N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$41,600 N/A N/A
Yang Wu(6) Former President and CEO	2007 2006 2005	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Pei Ru Wu(7) Former COO	2007 2006 2005	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil

(1)	Mr. Lalach was appointed President, CFO and Secretary on April 25, 2006.

(2)	Dr. Kontzalis was appointed CEO on January 25, 2007

(3)	Dr. Vamvakides was appointed Chief Scientific Officer on January 31, 2007.

(4)	Mr. Kalkanis was appointed VP Strategic Planning on February 8, 2007.

(5)	Ms. Vernadaki was appointed VP Business Development on February 8, 2007.

(6)	Yang Wu resigned from his positions as CEO and President on April 25, 2006 and resigned as Director effective May 22, 2006.

(7)	Pei Ru Wu resigned from his positions as COO and President on April 25, 2006 and resigned as Director effective May 22, 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Harvey Lalach	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Panos Kontzalis	200,000	200,000	Nil	$3.00	Feb 8, 2017	200,000	Nil	Nil	Nil
George Kalkanis	150,000	150,000	Nil	$3.00	Feb 8, 2017	150,000	Nil	Nil	Nil
Angela Vernadaki	150,000	150,000	Nil	$3.00	Feb 8, 2017	150,000	Nil	Nil	Nil

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to September 30, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2007, there were 19,724,722 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of December 11, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Harvey Lalach 4837 Canyon Ridge Crescent Kelowna, BC	600,000	3.04%
Panos Kotzalis Hardstrasse 111 Basel, Switzerland	Nil	0.00%
Alexandre Vamvakides 3, Cite De L’alma Paris, France	Nil	0.00%
Angela Vernadaki 131 Efksinou Pontou St. Nea Smir Athens, Greece	Nil	0.00%
George Kalkanis 20 Efklidou St. Athens, Greece	910,000	4.61%
Athanasios Skarpelos 14, Rue Kleberg Geneva, Switzerland CH-1201	7,567,500	38.78%
Cameron Durrant #90 Fairmount Road West Califon, NJ 07830-3330	Nil	0.00%
Directors and Executive Officers as a group	1,510,000 common shares	7.66%

(1)

Based on 19,724,722 shares of common stock issued and outstanding as of December 31, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
3.3

Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2007).

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
4.2	2007 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed September 28, 2007).
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides, dated January 31, 2007 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.6	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed February 22, 2007).
10.7

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A.. (incorporated by reference from our Current Report on Form 8-K, filed September 27, 2007).

(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference from our Current Report on Form 8-K, filed September 28, 2007).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. Panos Kontzalis
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Harvey Lalach

Exhibit
Number	Description
(32)	Section 1350 Certifications
32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. Panos Kontzalis
32.2*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Harvey Lalach

*Filed herewith

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended September 30, 2007 and September 30, 2006:

Services		2007		2006
Audit fees		$6,075		$5,075
Audit Related Fees		$7,420		$6,375
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

Total fees		$13,495		$11,450

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Amisano Hanson, Chartered Accountants for the fiscal years ended September 30, 2007 and September 30, 2006 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Amisano Hanson, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Amisano Hanson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Amisano Hanson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Amisano Hanson and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Amisano Hanson’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:	/s/ Panos Kontzalis
Panos Kontzalis, Chief Executive Officer and Director
(Principal Executive Officer)

	Date:	January 14, 2008

By:	/s/ Harvey Lalach
Harvey Lalach, President, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

	Date:	January 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Panos Kontzalis
Panos Kontzalis, Chief Executive Officer and Director
(Principal Executive Officer)

	Date:	January 14, 2008

By:	/s/ Harvey Lalach
Harvey Lalach, President, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

	Date:	January 14, 2008