Form 10QSB
period 2007-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2008-02-14
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,724,722 common shares issued and outstanding as of February 5, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

(Unaudited)

4
ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM BALANCE SHEETS
December 31, 2007 and September 30, 2007
(Stated in US Dollars)
(Unaudited)

	December 31,	September 30,
ASSETS	2007	2007

Current
Cash	$48,582	$25
Prepaid expense and deposit	10,000	-

	58,582	25
Patents – Note 3	72,000	-

	$130,582	$25

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$298,724	$462,529
Promissory note payable – Note 4	200,000	-

	498,724	462,529

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 6
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,724,722 common shares (September 30, 2007: 19,514,722)	19,725	19,515
Additional paid-in capital	2,240,984	1,229,526
Deficit accumulated during the development stage	(2,628,851)	(1,711,545)

	(368,142)	(462,504)

	$130,582	$25

SEE ACCOMPANYING NOTES

5
ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended December 31, 2007 and 2006 and
for the period from January 23, 2004 (Date of Inception) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004
			(Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Expenses
Accounting and audit fees	$2,150	$5,419	$51,781
Bank charges and interest	1,542	127	5,174
Consulting fees – Note 5	370,700	-	811,623
Legal fees	14,040	3,798	101,824
Management fees – Note 5	-	-	14,625
Office and miscellaneous	22,877	398	65,212
Registration and filing fees	3,897	2,597	20,710
Rent – Note 5	30,000	-	103,750
Research and development	223,150	-	1,182,848
Stock-based compensation – Note 6	248,668	-	248,668
Website design and maintenance	-	-	23,846

Loss before other item	(917,024)	(12,295)	(2,630,061)

Other income (expense)	(282)	44	1,210

Net loss for the period	$(917,306)	$(12,295)	$(2,628,851)

Basic and diluted loss per share	$(0.05)	$(0.00)

Weighted average number of shares outstanding	19,525,639	19,200,000

SEE ACCOMPANYING NOTES

6
ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2007 and 2006 and
for the period from January 23, 2004 (Date of Inception) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004
			(Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(917,306)	$(12,295)	$(2,628,851)
Add items not involving cash:
Stock-based compensation	248,668	-	248,668
Common shares issued for consulting services	193,000	-	193,000
Common shares issued for research and
development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Rent contributed	-	-	3,750
Adjustments to reconcile net loss to net cash used
in operating activities:
Prepaid expense and deposit	(10,000)	220	(10,000)
Accounts payable and accrued liabilities	(118,805)	4,316	345,725

Net cash used in operating activities	(604,443)	(7,749)	(1,035,083)

Cash Flows used in Investing Activity
Acquisition of patents	(72,000)	-	(72,000)

Cash Flows from Financing Activities
Promissory note	200,000	-	200,000
Due to related parties	-	-	33,665
Issuance of common shares for cash	525,000	-	589,000
Shareholder advances	-	-	333,000

Net cash provided by financing activities	725,000	-	1,155,665

Increase (decrease) in cash during the period	48,557	(7,759)	48,582

Cash, beginning of period	25	12,275	-

Cash, end of period	$48,582	$4,516	$48,582

Non-cash Transaction – Note 7

SEE ACCOMPANYING NOTES

7
ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

					Deficit
			Common Stock		Accumulated
				Additional	During the
				Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Capital stock issued for cash on January 23, 2004	- at $0.0033	12,000,000	$12,000	$28,000	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004		-	-	-	(14,395)	(14,395)

Balance, September 30, 2004		12,000,000	12,000	28,000	(14,395)	25,605
Capital stock issued for cash	- at $0.0033	7,200,000	7,200	16,800	-	24,000
Management fees contributed		-	-	13,000	-	13,000
Rent contributed		-	-	3,000	-	3,000
Net loss for the year		-	-	-	(91,625)	(91,625)

Balance, September 30, 2005		19,200,000	19,200	60,800	(106,020)	(26,020)
Management fees contributed – Note 3		-	-	1,625	-	1,625
Rent contributed – Note 3		-	-	750	-	750
Debt forgiven by directors – Note 3		-	-	33,666	-	33,666
Net (loss) for the period		-	-	-	(25,532)	(25,532)

Balance, September 30, 2006		19,200,000	$19,200	$96,841	$(131,552)	$(15,511)
Capital stock issued for research and development services on
September 24, 2007	- at $3.60	222,222	222	799,778	-	800,000
Capital stock issued for research and development services
on September 25, 2007	- at $3.60	92,500	93	332,907	-	333,000
Net loss for the period		-	-	-	(1,579,993)	(1,579,993)

…/cont’d

SEE ACCOMPANYING NOTES

8
Continued
ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

					Deficit
			Common Stock		Accumulated
				Additional	During the
				Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Balance, September 30, 2007		19,514,722	19,515	1,229,526	(1,711,545)	(462,504)

Capital stock issued for cash	- at $3.50	150,000	150	524,850	-	525,000
Capital stock issued for consulting	- at $3.86	50,000	50	192,950	-	193,000
Capital stock issued for debt settlement	- at $4.50	10,000	10	44,990	-	45,000
Stock-based compensation		-	-	248,668	-	248,668
Net loss for the period		-	-	-	(917,306)	(917,306)

Balance, December 31, 2007		19,724,722	$19,725	$2,240,984	$(2,628,851)	$(368,142)

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 9

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s September 30, 2007 audited financial statements.

Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.

Note 2	Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2007, the Company has a working capital deficiency of $476,752, has not yet attained profitable operations and has accumulated losses of $2,665,461 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3	Significant Accounting Policy

Patents

Patents are recorded at cost and are amortized on a straight-line basis over their life.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 10

Note 4	Promissory Note Payable

The promissory note payable bears interest at 10% per annum, is unsecured and is repayable on or before March 13, 2008.

Note 5	Related Party Transactions

The following amounts were donated to the Company by the directors:

	Three months ended		January 23,
	December 31,		2004 (Date of
			Inception) to
			December 31,
	2007	2006	2007

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666

	$-	$-	$52,041

The following amounts were charged to the Company by directors and officers of the Company:

	Three months ended		January 23,
	December 31,		2004 (Date of
			Inception) to
			December 31,
	2007	2006	2007

Consulting fees	$90,000	$-	$368,000

Included in accounts payable and accrued liabilities at December 31, 2007 is $108,000 (September 30, 2007 - $167,824) owing to directors and officers of the Company.

Note 6	Commitments

	a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Outstanding, September 30, 2007	-	-
Issued	150,000	$5.00

Balance, December 31, 2007	150,000

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 11

Note 6	Commitments – (cont’d)

	a)	Share Purchase Warrants – (cont’d)

At December 31, 2007, the Company has 150,000 share purchase warrants outstanding entitling the holder thereof to purchase one common share for each warrant held at $5.00 per share until December 21, 2009.

	b)	Stock Options

At December 31, 2007, the Company has granted a director and consultants options to purchase 1,070,000 common shares of the Company. A summary of the status of company’s stock option plan for the three months ended December 31, 2007 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, September 30, 2007	770,000	$3.00
Granted	300,000	$3.84

Outstanding, December 31, 2007	1,070,000	$3.23

Exercisable, December 31, 2007	125,000

The following summarizes information about the stock options outstanding at December 31, 2007:

	Exercise
Number	Price	Expiry Date

100,000	$3.86	December 1, 2010
50,000	$3.75	November 1, 2012
150,000	$3.85	December 3, 2012
770,000	$3.00	February 8, 2017

1,070,000

At December 31, 2007, the weighted average remaining contractual life of the outstanding share purchase options is 7.86 years.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 12

Note 6	Commitments – (cont’d)

	b)	Stock Options – (cont’d)

During the three months ended December 31, 2007, a compensation charge associated with the grant of stock options in the amount of $248,668 (2006: $Nil) was recognized in the financial statements.

All stock-based compensation charges have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	December 31,
	2007	2006

Expected dividend yield	0.0%	-
Expected volatility	82.93%	-
Risk-free interest rate	2.9% - 3.785%	-
Expected terms in years	2 – 2-1/2 years	-

The volatility was determined based on an index of volatility from comparable companies. The expected term of the options granted is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107.

Note 7	Non-cash Transaction

During the three months ended December 31, 2007, the Company issued 10,000 shares at $4.50 per share for a total of $45,000 (2006: $Nil) pursuant to an agreement to issue shares for a debt settlement.

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

Our Current Business

We are an emerging biopharmaceutical company engaged in the discovery and development of novel drug targets for the treatment of cancer and neurological diseases. Our proprietary SIGMACEPTOR™ discovery Platform involves the rational drug design of compounds that fulfill specific criteria based on unmet market needs and new scientific advances.

Our SIGMACEPTOR™-N program involves the development of novel and original drug candidates, targeting neurological and neurodegenerative diseases (Alzheimer’s disease, epilepsy, depression, etc.). Our lead drug candidates exhibit high, non-exclusive affinity for sigma receptors with strong evidence for anti-amnesic, neuroprotective, anti-apoptotic, anti-oxidative, anti-inflammatory, anti-convulsive, anti-depressant and anxiolytic properties.

Our SIGMACEPTOR™-C program involves the development of novel and original drug candidates targeting cancer. Our lead drug candidates exhibit high, non-exclusive affinity for sigma receptors with strong evidence for selective pro-apoptotic, anti-metastatic and low toxicity properties in various types of solid cancers such as colon, prostate, breast, lung, etc.

Plan of Operation

Overview

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Over the next 12 months, we will continue to develop our proprietary SIGMACEPTOR™ Discovery Platforms to determine which compounds, if any, are ready for the next stage of research, be it pre-clinical or clinical trials. We will also, through the direction of or Chief Scientific Officer Dr. Vamvakides, engage certain research institutions and laboratories for the conduct of specific research and reports.

Capital Resource Requirements

For the next 12 months we plan to expend a total of approximately $6,595,000 to continue the development of our proprietary SIGMACEPTOR™ Discovery Platforms. The majority of our capital resources requirement is needed to enter one or more of our current compounds into clinical trials. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses for the Next 12 Months
Research and Development Activities	$5,200,000
Officer and Employee Compensation	400,000
Sales and Marketing	175,000
Legal, Accounting and Professional Fees	120,000
General and Administrative	700,000
Total	$6,595,000

Research and Development Activities

ANAVEX's SIGMACEPTOR(TM)-N program pipeline is focused on developing disease-modifying treatments for neurological conditions.

Considerable advancements have been made with ANAVEX 1-41. In recent pre-clinical animal studies, the compound demonstrated significant neuroprotective benefits through the prevention of oxidative stress, which damages and destroys cells and is believed to be a primary cause of Alzheimer's disease. The novel mechanism of action of ANAVEX 1-41 demonstrates that the compound may influence the course of Alzheimer's disease and prevent or limit the creation of plaques that destroy brain cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. Published results were presented at the Neuroscience 2007 conference in San Diego, California. Testing on ANAVEX 1-41 is being conducted in cooperation with Universite Montpellier in France. Phase 1 trials of ANAVEX 1-41 on humans are scheduled to commence in late 2008 or early 2009.

Our company has also made promising developments with ANAVEX 2-73 and its optimized derivative ANAVEX 19-144, its lead drug candidate to treat epilepsy. Results from epilepsy animal models reveal that both compounds have significant anticonvulsant, anti-amnesic and neuroprotective properties. These activities involve muscarinic and sigma-1 receptor components, which is significant because it indicates a unique mode of action that may help control epilepsy and prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain. Published results were presented at the Neuroscience 2007 conference in San Diego. Ongoing pre-clinical studies are being conducted in collaboration with Universite Montpellier and are scheduled for completion by the end of May 2008.

ANAVEX's SIGMACEPTOR(TM)-C program pipeline involves the development of novel and original drug candidates targeting cancer. To date we have identified over 50 compounds that have exhibited growth inhibiting activity at a low micromolar and two of them even lower at a nanomolar range concentration.

ANAVEX 7-1037, the company's lead drug candidate for the treatment of colorectal cancer and other types of solid tumors, recently revealed chemotherapeutic potential without toxic side effects in advanced pre-clinical studies. The compound has been shown to kill human colon cancer cells and also significantly suppress tumor growth in immune-deficient mice. Published results were presented at the 15th Euroconference on Apoptosis in Portoroz, Slovenia. Testing on ANAVEX 7-1037 is being conducted in cooperation with the Academy of Athens' Institute of Biomedical Research.

Published results for ANAVEX 1-41, ANAVEX 2-73 and ANAVEX 7-1037 are available at www.anavex.com/publications.html.

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

Cash Requirements

We had cash in the amount of $48,582 as of December 31, 2007 and cash on hand as of the date of filing this quarterly report on Form 10-QSB is not sufficient to fund our current estimates of our operating expenses and working capital requirements for the next 12 months.

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

Recent Share Issuances

On September 11, 2007, we issued 222,222 shares of our common stock as payment for services rendered by Eurogenet Laboratories. The shares were issued at a price of $3.60 per share. Eurogenet Laboratories has accepted the shares in full consideration of the debt owed by our company.

On September 21, 2007, we issued 92,500 shares of our common stock as payment for debt to Athanasios Skarpelos. The shares were issued at a price of $3.60 per share. Athanasios Skarpelos has accepted the shares in full consideration of the debt owed by our company.

On December 17, 2007 we issued 10,000 shares of our common stock as payment to our employee George Kalkanis for services. The shares were issued at a price of $4.50 per share.

On December 17, 2007 we issued 150,000 shares of our common stock in conjunction with a private placement where the company sold 150,000 units of the company at a price of $3.50 per unit. Each unit consisted of one common share and one common share purchase warrant.

On December 17, 2007 we issued 50,000 shares of our common stock to a consultant for professional services. The shares were issued at a price of $3.86 per share.

We issued all of the common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations and we cannot predict the impact of any future changes in law.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2007, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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
10.7

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference from our Current Report on Form 8-K, filed September 27, 2007).

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
February 14, 2008

By: /s/ Harvey Lalach
Harvey Lalach, President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
February 14, 2008