Form 10QSB/A
period 2007-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2008-02-19
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
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

Cash Flows provided by Financing Activities
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
(Stated in US Dollars)
(Unaudited)

					Deficit
			Common Stock		Accumulated
				Additional	During the
				Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Capital stock issued for cash on January 23, 2004	- at $0.0033	12,000,000	$12,000	$28,000	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004		-	-	-	(14,395)	(14,395)

Balance, September 30, 2004		12,000,000	12,000	28,000	(14,395)	25,605
Capital stock issued for cash on December 31, 2004	- at $0.0033	7,200,000	7,200	16,800	-	24,000
Management fees contributed		-	-	13,000	-	13,000
Rent contributed		-	-	3,000	-	3,000
Net loss for the year		-	-	-	(91,625)	(91,625)

Balance, September 30, 2005		19,200,000	19,200	60,800	(106,020)	(26,020)
Management fees contributed – Note 5		-	-	1,625	-	1,625
Rent contributed – Note 5		-	-	750	-	750
Debt forgiven by directors – Note 5		-	-	33,666	-	33,666
Net (loss) for the period		-	-	-	(25,532)	(25,532)

Balance, September 30, 2006		19,200,000	$19,200	$96,841	$(131,552)	$(15,511)
Capital stock issued for research and development services on
September 24, 2007	- at $3.60	222,222	222	799,778	-	800,000
Capital stock issued for research and development services
on September 25, 2007	- at $3.60	92,500	93	332,907	-	333,000
Net loss for the period		-	-	-	(1,579,993)	(1,579,993)

…/cont’d

SEE ACCOMPANYING NOTES

8
Continued
ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

					Deficit
			Common Stock		Accumulated
				Additional	During the
				Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Balance, September 30, 2007		19,514,722	19,515	1,229,526	(1,711,545)	(462,504)

Capital stock issued for cash	- at $3.50	150,000	150	524,850	-	525,000
Capital stock issued for consulting fees	- at $3.86	50,000	50	192,950	-	193,000
Capital stock issued for debt settlement	- at $4.50	10,000	10	44,990	-	45,000
Stock-based compensation – Note 6		-	-	248,668	-	248,668
Net loss for the period		-	-	-	(917,306)	(917,306)

Balance, December 31, 2007		19,724,722	$19,725	$2,240,984	$(2,628,851)	$(368,142)

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

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2007, the Company has a working capital deficiency of $440,142 , has not yet attained profitable operations and has accumulated losses of $2,628,851 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Significant Accounting Policy

Patents

Patents are recorded at cost and are amortized on a straight-line basis over their useful life.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 10

Note 4	Promissory Note Payable

The promissory note payable bears interest at 10% per annum, is unsecured and is repayable on or before March 13, 2008.

Note 5	Related Party Transactions

The following amounts were contributed to the Company by the directors of the Company:

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 11

At December 31, 2007, the Company has 150,000 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held at $5.00 per share until December 21, 2009.

b)	Stock Options

At December 31, 2007, the Company has stock purchase options outstanding entitling a director of the Company and consultants to purchase a total of 1,070,000 common shares of the Company.

A summary of the status of company’s outstanding stock purchase options for the three months ended December 31, 2007 is presented below:

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

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the three months ended December 31, 2007, the Company issued 10,000 shares at $4.50 per share for a total of $45,000 (2006: $Nil) pursuant to an agreement to issue shares to settle debt. This transaction was excluded from the statements of cash flows.

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
February 19 , 2008

By: /s/ Harvey Lalach
Harvey Lalach, President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
February 19 , 2008