Form 10QSB
period 2008-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2008-05-15
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes[ ]No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,724,722 common shares issued and outstanding as of May 12, 2008

Transitional Small Business Disclosure Format (Check one): Yes[ ]No[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]No[x]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2008 and September 30, 2007
(Stated in US Dollars)
(Unaudited)

	March 31,	September 30,
ASSETS	2008	2007

Current
Cash	$9,188	$25
Prepaid expense	5,000	-

	14,188	25
Equipment	992	-
Patents and intellectual property	77,712	-

	$92,892	$25

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$432,709	$462,529
Promissory notes payable – Note 4	675,000	-

	1,107,709	462,529

STOCKHOLDERS’ DEFICIENCY

Capital stock - Note 6
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,724,722 common shares (September 30, 2007: 19,514,722)	19,725	19,515
Additional paid-in capital	2,276,316	1,229,526
Deficit accumulated during the development stage	(3,310,858)	(1,711,545)

	(1,014,817)	(462,504)

	$92,892	$25

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2008 and 2007 and for the period from January 23, 2004 (Date of Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

					January 23,
					2004 (Date of
	Three Months Ended		Six Months Ended		Inception) to
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

Expenses
Accounting and audit fees	$34,579	$3,300	$36,729	$8,719	$86,360
Bank charges and interest	12,079	459	13,621	585	17,253
Consulting – Note 5	252,878	99,800	623,578	99,800	1,064,501
Legal fees	42,805	11,288	56,845	15,086	144,629
Management fees – Note 5	-	-	-	-	14,625
Office and miscellaneous	39,670	11,838	62,547	12,236	104,882
Registration and filing fees	822	3,428	4,719	6,025	21,532
Rent – Note 5	30,000	10,000	60,000	10,000	133,750
Research and development	223,566	25,543	446,716	25,543	1,406,414
Stock based compensation – Note 6	35,332	-	284,000	-	284,000
Website design and maintenance	-	3,586	-	3,586	23,846

Loss before other items	(671,731)	(169,242)	(1,588,755)	(181,580)	(3,301,792)

Gain (loss) on foreign exchange and
interest expense	(10,276)	138	(10,558)	181	(9,066)

Net loss for the period	$(682,007)	$(169,104)	$(1,599,313)	$(181,399)	$(3,310,858)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.08)	$(0.01)

Weighted average shares outstanding	19,724,722	19,200,000	19,640,624	19,200,000

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2008 and
for the period from January 23, 2004 (Date of Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004
			(Date of
	Six Months Ended		Inception) to
	March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss for the period	$(1,599,313)	$(181,399)	$(3,310,858)
Add items not involving cash:
Amortization	90	-	90
Stock-based compensation	284,000	-	284,000
Common shares issued for consulting services	193,000	-	193,000
Common shares issued for research and
development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Rent contributed	-	-	3,750
Adjustments to reconcile net loss to net cash
used in operating activities:
Prepaid expenses	(5,000)	220	(5,000)
Accounts payable and accrued liabilities	15,180	118,926	477,710

Net cash used in operating activities	(1,112,043)	(62,253)	(1,542,683)

Cash Flows from Financing Activities
Promissory notes	675,000	-	675,000
Issuance of common shares	525,000	-	589,000
Due to related parties	-	-	33,665
Shareholder advances	-	65,000	333,000

Net cash provided by financing activities	1,200,000	65,000	1,630,665

Cash Flows from Investing Activities
Acquisition of patents and intellectual property	(77,712)	-	(77,712)
Acquisition of equipment	(1,082)	-	(1,082)

Net cash used by investing activities	(78,794)	-	(78,794)

Increase in cash during the period	9,163	2,747	9,188

Cash, beginning of period	25	12,275	-

Cash, end of period	$9,188	$15,022	$9,188

Non cash transaction – Note 7

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

					Deficit
			Common Stock		Accumulated
				Additional	During the
				Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Capital stock issued for cash	- at $0.0033	12,000,000	$12,000	$28,000	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004		-	-	-	(14,395)	(14,395)

Balance, September 30, 2004		12,000,000	12,000	28,000	(14,395)	25,605
Capital stock issued for cash on December 31, 2004	- at $0.0033	7,200,000	7,200	16,800	-	24,000
Management fees contributed		-	-	13,000	-	13,000
Rent contributed		-	-	3,000	-	3,000
Net loss for the year		-	-	-	(91,625)	(91,625)

Balance, September 30, 2005		19,200,000	19,200	60,800	(106,020)	(26,020)
Management fees contributed – Note 5		-	-	1,625	-	1,625
Rent contributed – Note 5		-	-	750	-	750
Debt forgiven by directors – Note 5		-	-	33,666	-	33,666
Net loss for the year		-	-	-	(25,532)	(25,532)

Balance, September 30, 2006		19,200,000	19,200	96,841	(131,552)	(15,511)
Capital stock issued for research and development services
on September 24, 2007	- at $3.60	222,222	222	799,788	-	800,000
Net loss for the year		-	-	-	(1,579,993)	(1,579,993)

…/cont’d

SEE ACCOMPANYING NOTES

Continued
ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

					Deficit
			Common Stock		Accumulated
				Additional	During the
				Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Balance, September 30, 2007		19,514,722	19,515	1,229,526	(1,711,545)	(462,504)
Capital stock issued for cash on December 10, 2007	- at $3.50	150,000	150	524,850	-	525,000
Capital stock issued for consulting fees
on December 18, 2007	- at $3.86	50,000	50	192,950	-	193,000
Capital stock issued for debt settlement
on December 18, 2007	- at $4.50	10,000	10	44,990	-	45,000
Stock-based compensation – Note 6		-	-	284,000	-	284,000
Net loss for the period		-	-	-	(1,599,313)	(1,599,313)

Balance, March 31, 2008		19,724,722	$19,725 $	2,276,316	$(3,310,858)	$(1,014,817)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s September 30, 2007, audited financial statements.

Operating results for the six month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full year.

Note 2	Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2008, the Company has a working capital deficiency of $1,093,521, has not yet attained profitable operations and has accumulated losses of $3,310,858 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 3	Significant Accounting Policy

Patents and Intellectual Property

Patents and intellectual property are recorded at cost and are amortized on a straight-line basis over their useful life.

Note 4	Promissory Notes Payable

The Company has issued four promissory notes totalling $675,000. The promissory notes bear interest at 8% per annum, are unsecured and are repayable on or before December 31, 2008.

Note 5	Related Party Transactions

The following amounts were contributed to the Company by the directors of the Company:

					January 23,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

Management fees	$-	$-	$-	$-	$14,625
Rent	-	-	-	-	3,750
Debt forgiven by directors	-	-	-	-	33,666

	$-	$-	$-	$-	$52,041

The following amounts were charged to the Company by directors and officers of the Company:

					January 23,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

Consulting fees	$90,500	$60,000	$180,500	$60,000	$368,000

Included in accounts payable and accrued liabilities at March 31, 2008 is $112,647 (September 30, 2007 - $167,824) owing to directors and officers of the Company for unpaid consulting fees.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 6	Commitments

	a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Outstanding, September 30, 2007	-	-
Issued	150,000	$5.00

Balance, March 31, 2008	150,000

At March 31, 2008, the Company has 150,000 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held at $5.00 per share until December 21, 2009.

b)	Stock Options

At March 31, 2008, the Company has stock purchase options outstanding entitling a director of the Company and consultants to purchase a total of 770,000 common shares of the Company.

A summary of the status of company’s outstanding stock purchase options for the six months ended March 31, 2008 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, September 30, 2007	770,000	$3.00
Granted	300,000	$3.84
Expired	(300,000)	$3.00

Outstanding, March 31, 2008	770,000	$3.33

Exercisable, March 31, 2008	125,000

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 6	Commitments

	b)	Stock Options – (cont’d)

The following summarizes information about the stock options outstanding at March 31, 2008:

	Exercise
Number	Price	Expiry Date

100,000	$3.86	December 1, 2010
50,000	$3.75	November 1, 2012
150,000	$3.85	December 3, 2012
470,000	$3.00	February 8, 2017

770,000

At March 31, 2008, the weighted average remaining contractual life of the outstanding share purchase options is 6.97 years.

The fair value of stock options granted during the six months ended March 31, 2008 was $557,000 (2007 - $1,708,000) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the six months ended March 31, 2008 was $284,000 (2007 - $NIL). Stock-based compensation has been recorded in the statements of operations with a corresponding additional paid-in capital amount recorded in stockholders' equity.

All stock-based compensation charges have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

	Six months ended
	March 31,
	2008	2007

Expected dividend yield	0.0%	-
Expected volatility	82.93%	-
Risk-free interest rate	2.9% - 3.785%	-
Expected life	3.58 years	-

The volatility was determined based on an index of volatility from comparable companies. The expected term of the options granted is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107.

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2008 is $184,000.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 7	Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows. During the six months ended March 31, 2008, the Company issued 10,000 shares at $4.50 per share for a total of $45,000 pursuant to an agreement to issue shares to settle debt. This transaction was excluded from the statements of cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Our interim financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “Anavex” mean Anavex Life Sciences Corp., unless otherwise indicated. We have no subsidiaries.

Corporate History

We were incorporated in the State of Nevada on January 24, 2004, under the name “Thrifty Printing, Inc.” On January 25, 2007, we changed our name to “Anavex Life Sciences Corp.” We effected this name change by merging with our wholly owned subsidiary, named “Anavex Life Sciences Corp.”, a Nevada corporation that we formed specifically for this purpose. We changed the name of our company to better reflect the direction and business of our company. Our name change was effected with NASDAQ on January 25, 2007 and our common shares became quoted on the OTC Bulletin Board on January 25, 2007 under the new stock symbol of “AVXL”.

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

Plan of Operation

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the six months ended March 31, 2008, and changes in our financial condition from our year ended September 30, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

Overview

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Over the next 12 months, we will continue to develop our proprietary SIGMACEPTOR™ Discovery Platform to determine which compounds, if any, are ready for the next stage of research, be it pre-clinical or clinical trials. We will also, through the direction of or Chief Scientific Officer Dr. Vamvakides, engage certain research institutions and laboratories for the conduct of specific research and reports.

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $6,605,000 to continue the development of our proprietary SIGMACEPTOR™ Discovery Platforms. The majority of our capital resources requirement is needed to enter one or more of our current compounds into clinical trials. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Cost
Research and Development Activities	$5,200,000
Officer and Employee Compensation	420,000
Sales and Marketing	175,000
Legal, Accounting and Professional Fees	110,000
General and Administrative	700,000
Total	$6,605,000

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

Officer and Employee Compensation

We currently employ three executive officers including a president, a chief executive officer and a chief scientific officer. Additionally we have two employees to assist in product research, strategic planning and business development. On February 1, 2008 we hired 19 consulting laboratory staff to work in our research facilities. We anticipate we may spend up to approximately $420,000 in officer and employee compensation during the next 12 months.

General Administration

We anticipate spending approximately $700,000 on general and administration costs in the next 12 months. These costs will consist primarily of rent and facility support expenses as well as finance and administrative support compensation but excluding legal fees and auditor’s fees.

Results of Operations

Second Quarter and Six Months Summary

	Second Quarter ended		Six Months ended
	March 31		March 31
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-
Operating Expenses	671,731	169,242	1,588,755	181,580
Interest and Dividend Income	-	-	-	-
Net Loss	$682,007	$169,104	$1,599,313	$181,399

Revenue

We are presently in the exploration stage of our business. We have not earned any revenues to date, and do not anticipate earning revenues until we further develop our compound candidates and market them to pharmaceutical companies, which could take up to several years or more. Our company will not likely generate cash flow sufficient to meet our capital expenditure requirements for many years to come, if ever. We will require additional monies during the next 12 month period to execute our business plan. We plan to obtain this additional money through the sale of our equity securities or through borrowing the money from existing shareholders or third parties.

Expenses

Our operating expenses for the period ended March 31, 2008 and March 31, 2007 are outlined in the table below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Expenses	2008	2007	2008	2007
Accounting and audit fees	$34,579	$3,300	$36,729	$8,719
Bank charges and interest	$12,079	$459	$13,621	$585
Consulting – Note 3	$252,878	$99,800	$623,578	$99,800
Legal fees	$42,805	$11,288	$56,845	$15,086
Management fees – Note 3	$-	$-	$-	$-
Office and miscellaneous	$39,670	$11,838	$62,547	$12,236
Registration and filing fees	$822	$3,428	$4,719	$6,025
Rent – Note 3	$30,000	$10,000	$60,000	$10,000
Research and development	$223,566	$25,543	$446,716	$25,543
Stock based compensation – Note 6	$35,332	$-	$284,000	$-
Website design and maintenance	$-	$3,586	$-	$3,586
	$671,731	$169,242	$1,588,755	$181,580

Total operating expenses during the quarter ended March 31, 2008 increased by 296.9% compared to the same period in 2007 primarily due to an increase in consulting fees and an increase in Research and Development expenses.

Equity Compensation

As at March 31, 2008, we had not adopted any equity compensation plan other than our 2007 Stock Option Plan. No stock, options, or other equity securities were awarded to our executive officers during the quarter ended March 31, 2008.

Liquidity and Capital Resources

Working Capital

	At March 31, 2008	At September 30, 2007
Current Assets	14,188	25
Current Liabilities	1,107,709	462,529
Working Capital Surplus (Deficit)	(1,093,521)	(462,504)

Cash Flows

	Six months ended
	March 31,
	2008	2007
Net cash used in operating activities	(1,112,043)	(62,253)
Net cash provided by financing activities	1,200,000	65,000
Net cash used by investing activities	(78,794)	-
Increase (decrease) in cash during the period	9,163	2,747

Future Financing

We had cash in the amount of $9,188 as of March 31, 2008 and cash on hand as of the date of filing this quarterly report on Form 10-QSB is not sufficient to fund our current estimates of our operating expenses and working capital requirements for the next 12 months.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. Prospective investors should consider carefully the risk factors set out below.

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

We own three patents and one patent application related to certain of our potential drug compounds. However, these patents and patent application do not ensure the protection of our intellectual property for a number of reasons, including the following:

1.	We do not know whether our patent application will result in an issued patent;

2.	Our patents and patent application are registered in the Greek National Office of Industrial Property and do not offer us protection for our patents and patent application outside of Europe;

3.

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

4.

Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.

5.	Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

6.

In addition, competitors also seek patent protection for their inventions. Due to the number of patents in our field, we cannot be certain that we do not infringe on existing patents or that we will not infringe on patents granted in the future. If a patent holder believes our potential drug compound infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their patent, we would face a number of issues which could cause a slow down or cessation of our research and development, including the following:

(a)	Defending a lawsuit takes significant time and can be very expensive.

(b)	If the court decides that our potential drug compound infringes on the competitor’s patent, we may have to pay substantial damages for past infringement.

(c)

The court may prohibit us from selling or licensing the potential drug compound unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents.

(d)	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (FINRA). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

Our independent auditors have noted in their report concerning our annual financial statements as of September 30, 2007 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ report on our consolidated financial statements elsewhere in this Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

1.

On January 21, 2008, Amisano Hanson, Chartered Accountants resigned as our independent accountant. Amisano Hanson recently entered into an agreement with BDO Dunwoody LLP, pursuant to which Amisano Hanson will merge its operations into BDO Dunwoody LLP and certain of the professional staff and partners joined BDO Dunwoody LLP either as employees or partners of BDO Dunwoody LLP and will continue to practice as members of BDO Dunwoody LLP.

The report of Amisano Hanson regarding our financial statements for the fiscal years ended September 30, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended September 30, 2007 and 2006 contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern. During the years ended September 30, 2007 and 2006 and during the period from the end of the most recently completed fiscal year through January 21, 2008, the date of resignation, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to such disagreements in its reports.

Concurrent with the resignation of Amisano Hanson, we engaged BDO Dunwoody LLP, as our independent accountant. Prior to engaging BDO Dunwoody LLP, we did not consult with BDO Dunwoody LLP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by BDO Dunwoody LLP on our financial statements, and BDO Dunwoody LLP did not provide any written or oral advice that was an important factor considered by our company in reaching a decision as to any such accounting, auditing or financial reporting issue. The engagement of BDO Dunwoody LLP was approved by our board of directors.

2.	Effective February 29, 2008, Angela Vernadaki resigned as vice president, business development of our company.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2007).

Exhibit Number	Description
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on January 13, 2005).
4.2	2007 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed September 28, 2007).
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides, dated January 31, 2007 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference from our Current Report on Form 8-K, filed February 7, 2007).
10.6	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed February 22, 2007).
10.7

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference from our Current Report on Form 8-K, filed September 27, 2007).

(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference from our Current Report on Form 8-K, filed September 28, 2007).
(16)	Letter re Change in Certifying Accountant
14.1	Letter from Amisano Hanson regarding change in certifying accountant. (incorporated by reference from our Current Report on Form 8-K, filed March 4, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. Panos Kontzalis
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Harvey Lalach
(32)	Section 1350 Certifications
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. Panos Kontzalis
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Harvey Lalach

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By: /s/ Panos Kontzalis
Dr. Panos Kontzalis, Chief Executive Officer
(Principal Executive Officer)
May 15, 2008

By: /s/ Harvey Lalach
Harvey Lalach, President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
May 15, 2008