Form 10QSB
period 2008-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2008-08-18
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,789,722 common shares issued and outstanding as of August 12, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2008 and September 30, 2007
(Stated in US Dollars)
(Unaudited)

	June 30,	September 30,
ASSETS	2008	2007

Current
Cash	$5,799	$25
Prepaid expense	5,000	-
	10,799	25

Equipment – Note 3	952	-
Patents and intellectual property – Note 3	99,909	-

	$111,660	$25

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$494,790	$462,529
Promissory notes payable – Note 4	1,296,052	-

	1,790,842	462,529

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 6 and 8
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,789,722 common shares (September 30, 2007:	19,790	19,515
19,514,722)
Additional paid-in capital	3,292,200	1,229,526
Deficit accumulated during the development stage	(4,991,172)	(1,711,545)

	(1,679,182)	(462,504)

	$111,660	$25

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 6 and 8

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2008 and 2007 and for the period from January 23, 2004 (Date of Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

					January 23,
					2004 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Expenses
Accounting and audit fees	$22,538	$5,745	$59,267	$14,464	$108,898
Amortization – Note 3	4,816	-	4,816	-	4,816
Bank charges and interest	22,928	1,638	36,549	2,223	40,181
Consulting – Note 5	341,722	155,700	965,300	255,500	1,406,223
Legal fees (recovery)	(24,385)	10,591	32,460	25,677	120,244
Management fees – Note 5	-	-	-	-	14,625
Office and miscellaneous	27,973	8,445	90,520	20,681	132,855
Registration and filing fees	1,883	3,497	6,602	9,522	23,415
Rent – Note 5	15,000	30,000	75,000	40,000	148,750
Research and development	248,232	39,953	694,948	65,496	1,654,646
Stock based compensation – Note 6	675,349	-	959,349	-	959,349
Website design and maintenance	1,424	-	1,424	3,586	25,270

Loss before other items	(1,337,480)	(255,569)	(2,926,235)	(437,149)	(4,639,272)

Severance – Note 8	(342,511)	-	(342,511)	-	(342,511)

Gain (loss) foreign exchange	(323)	722	(10,881)	903	(9,389)

Net loss for the period	$(1,680,314)	$(254,847)	$(3,279,627)	$(436,246)	$(4,991,172)

Basic and diluted loss per share	$(0.09)	$(0.01)	$(0.17)	$(0.02)

Weighted average shares outstanding	19,757,579	19,200,000	19,679,466	19,200,000

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2008, 2007 and
for the period from January 23, 2004 (Date of Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004
			(Date of
	Nine months ended		Inception) to
	June 30,		June 30,
	2008	2007	2008

Cash Flows used in Operating Activities
Net loss for the period	$(3,279,627)	$(436,246)	$(4,991,172)
Add items not involving cash:
Amortization	4,816	-	4,816
Stock-based compensation	959,349	-	959,349
Common shares issued for research and
development expenses and severance fees	533,600	-	1,333,600
Management fees contributed	-	-	14,625
Rent contributed	-	-	3,750
Adjustments to reconcile net loss to net cash used
in operating activities:
Prepaid expenses	(5,000)	220	(5,000)
Accounts payable and accrued liabilities	77,261	170,869	539,791

Net cash used in operating activities	(1,709,601)	(265,157)	(2,140,241)

Cash Flows from Financing Activities
Promissory notes	1,296,052	-	1,296,052
Issuance of common shares	525,000	-	589,000
Due to related parties	-	-	33,665
Shareholder advances	-	253,000	333,000

Net cash provided by financing activities	1,821,052	253,000	2,251,717

Cash Flows from Investing Activities
Acquisition of patents and intellectual property	(104,595)	-	(104,595)
Acquisition of equipment	(1,082)	-	(1,082)

	(105,677)	-	(105,677)

Increase (decrease) in cash during the period	5,774	(12,157)	5,799

Cash, beginning of period	25	12,275	-

Cash, end of period	$5,799	$118	$5,799

Non-cash transactions – Note 7

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited )

				Deficit
	Common Stock			Accumulated
			Additional	During the
			Paid-in	Development
	Shares*	Par Value*	Capital*	Stage	Total

Capital stock issued for cash- at $0.0033	12,000,000	$12,000	$28,000	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	(14,395)	25,605
Capital stock issued for cash - at $0.0033	7,200,000	7,200	16,800	-	24,000
Management fees contributed	-	-	13,000	-	13,000
Rent contributed	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	(106,020)	(26,020)
Management fees contributed	-	-	1,625	-	1,625
Rent contributed	-	-	750	-	750
Debt forgiven by directors	-	-	33,666	-	33,666
Net (loss) for the period	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	(131,552)	(15,511)
Capital stock issued for research and development services, on	222,222	222	799,778	-	800,000
September 24, 2007 – at $3.60
Capital stock issued for research and development services, on	92,500	93	332,907	-	333,000
September 25, 2007 – at $3.60
Net loss for the period	-	-	-	(1,579,993)	(1,579,993)

Balance, September 30, 2007 – Carried forward	19,514,722	$19,515	$1,229,526	$(1,711,545)	$(462,504)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited )

					Deficit
		Common Stock			Accumulated
				Additional	During the
				Paid-in	Development
		Shares*	Par Value*	Capital*	Stage	Total

Balance, September 30, 2007 – brought forward		19,514,722	19,515	1,229,526	(1,711,545)	(462,504)
Capital stock issued for cash on December 10, 2007	- at $3.50	150,000	150	524,850	-	525,000
Capital stock issued for consulting fees on
December 8, 2007	- at $3.86	50,000	50	192,950	-	193,000
Capital stock issued debt settlement	- at $4.50	10,000	10	44,990	-	45,000
Capital stock issued for severance on June 9, 2008	- at $5.24	65,000	65	340,535	-	340,600
Stock-based compensation – Note 6		-	-	959,349	-	959,349
Net loss for the period		-	-	-	(3,279,627)	(3,279,627)

Balance, June 30, 2008		19,789,722	$19,790	$3,292,200	$(4,991,172)	$(1,679,182)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and has not yet realized revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the development of cancer and diseases of the central nervous system.

These accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2008, the Company had not yet achieved profitable operations, had an accumulated deficit of $4,991,172 (September 30, 2007 - $1,711,545) since its inception and incurred a net loss for the nine months ended June 30, 2008 of $3,279,627 (2007 - $436,246) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate and maintain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party advances. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended September 30, 2007. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on September 30, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Note 2	Significant Accounting Policy

Patents and intellectual property

Patents and intellectual property are recorded at cost and are amortized on a straight-line basis over their useful life of 10 years.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Equipment, Patents and Intellectual Property

		Accumulated	Net Book
	Cost	Amortization	Value

Equipment	$1,082	$130	$952

Patents and intellectual property	$104,595	$4,686	$99,909

Note 4	Promissory Notes Payable

	June 30,	September 30,
	2008	2007

Promissory notes payable, unsecured, bearing interest at
the rate of 8% per annum with repayment terms on or
before December 31, 2008	$200,000	$-
	100,000	-
	175,000	-
	200,000	-
	150,000	-
	200,000	-
	175,000	-

	1,200,000	-
A $100,000 promissory note payable, unsecured, bearing
interest at the rate of 0% per annum has been discounted to
its fair market value. It is repayable in four monthly
instalments of $25,000 due on July 4, 2008, August 1,
2008, September 5, 2008 and October 3, 2008.	96,052	-

Total promissory notes payable	$1,296,052	$-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 3

Note 5	Related Party Transactions

The following amounts were charged to the Company by directors and officers of the Company:

					January 23,
					2004 (Date of
	Three months ended		Nine months ended		Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Consulting	$94,198	$90,000	$285,961	$150,000	$563,961

The following amounts were contributed to the Company by the directors and officers of the Company:

					January 23,
					2004 (Date of
	Three months ended		Nine months ended		Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Management fees	$-	$-	$-	$-	14,625
Rent	-	-	-	-	3,750
Debt forgiven by directors	-	-	-	-	33,666

	$-	$-	$-	$-	$52,041

Included in accounts payable and accrued liabilities at June 30, 2008 is $23,524 (September 30, 2007 - $167,824) owing to directors and officers of the Company for unpaid consulting fees.

Note 6	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Outstanding, September 30, 2007	-	-
Issued	150,000	$5.00

Balance, June 30, 2008	150,000

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 4

Note 6	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

At June 30, 2008, the Company has 150,000 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held at $5.00 per share until December 21, 2009.

b)	Stock Options

At June 30, 2008, the Company has stock purchase options outstanding entitling a director of the Company and consultants to purchase a total of 1,220,000 common shares of the Company.

A summary of the status of company’s outstanding stock purchase options for the six months ended June 30, 2008 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at September 30, 2007	770,000	$3.00
Expired	(300,000)	$3.00
Granted	750,000	$4.53

Outstanding at June 30, 2008	1,220,000	$3.94

At June 30, 2008, the following stock options were outstanding and exercisable:

Number of Shares
Total		Number	Exercise
Number		Vested	Price	Expiry Date

100,000	(1)	-	$3.86	December 1, 2010
50,000		50,000	$3.75	November 1, 2012
150,000	(2)	75,000	$3.85	December 3, 2012
450,000	(3)	225,000	$5.00	June 3, 2013
470,000	(4)	-	$3.00	February 8, 2017

1,220,000		350,000

1.

As at June 30, 2008, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2008 or in the event of a change of control and a listing on a nationally recognized stock exchange is not required. The fair value of the stock options at the date of the grant was calculated to be $177,000. No stock-based compensation has been recorded in the financial statements as the performance conditions have not yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 5

Note 6	Commitments – (cont’d)

b)	Stock Options – (cont’d)

2.	As at June 30, 2008, 75,000 of these options have vested. The remaining 75,000 shares vest on December 3, 2008.

3.	As at June 30, 2008, 225,000 of these options have vested. The remaining 225,000 shares vest on June 3, 2008.

4.

As at June 30, 2008, these options have not vested. The options vest upon one or more compounds: entering Phase 2 Trial – 155,000 options; entering Phase 3 Trial – 155,000 options; and receiving FDA approval – 160,000 options. The fair value of the stock options at the date of the grant was calculated to be $1,708,000. The fair value of the options that have not expired as at June 30, 2008 is $1,043,000. No stock-base compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

At June 30, 2008, the weighted average remaining contractual life of the outstanding share purchase options is 6.06 years.

The fair value of stock options granted during the nine months ended June 30, 2008 was $2,867,200 (2007 - $1,708,000) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the nine month ended June 30, 2008 was $959,349 (2007 - $NIL). Stock-based compensation has been recorded in the statements of operations as stock-based compensation expense with corresponding additional paid-in capital recorded in stockholders' equity:

The fair value of stock-based compensation charges have been determined using the Black-Scholes option valuation model using the following weighted average assumptions applied to stock options granted during the period:

	Nine Months Ended
	June 30,
	2008	2007

Risk-free interest rate	0.85% - 3.785%	2.37%
Expected life of options	2.42 – 8.62 years	5.00 years
Annualized volatility	82.93%	82.93%
Dividend rate	0	0

The volatility was determined based on an index of volatility from comparable companies. The expected term of the options granted is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107.

The aggregate intrinsic value of stock options outstanding and exercisable, at June 30, 2008 is $133,750.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 6

Note 6	Commitments – (cont’d)

c)	Patent and Collaboration Agreement

On February 1, 2007, the Company signed a contract with a director to acquire property for the development of a new drug compounds including three (3) patents and one (1) patent application. Pursuant to the agreement, the Company agreed to the following:

	i)	Invest a minimum of $200,000 every fiscal year into scientific research;

	ii)	Hire the director as a consultant (per Collaboration Agreement) to carry out the Company’s Research and Development program at $6,000 per month;

	iii)	Pay to the director 6% of the net income earned from the exploitation of the patent and patent application; and

	iv)	Disburse a one-time payment to the director an amount of $72,000 before December 31, 2007 (paid).

Note 7	Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows. During the nine months ended June 30, 2008, the Company:

a)	Issued 10,000 shares at $4.50 per share for a total of $45,000 pursuant to an agreement to issue shares to settle debt;

b)	Issued 50,000 shares at $3.86 per share for a total of $193,000 in payment of consulting fees; and

c)	Issued 65,000 shares at $5.24 per share for a total of $340,600 as a severance payment to a director and officer.

These transactions were excluded from the statements of cash flows.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 7

Note 8	Severance

The Company’s CEO resigned on May 15, 2008. In connection with the CEO’s employment agreement, the Company negotiated a settlement for fair value consideration that approximated the value he would have received for termination without due cause. The negotiated settlement with the former CEO is as follows:

a)	Issue 65,000 common shares of the Company (issued);

b)	Payment of $100,000 by June 6, 2008 (paid);

c)	Payment of $25,000 by July 4, 2008;

d)	Payment of $25,000 by August 1, 2008;

e)	Payment of $25,000 by September 5, 2008;

f)	Payment of $25,000 by October 3, 2008.

Note 9	Subsequent Events

Subsequent to June 30, 2008, pursuant to private placement agreements to issue units at $4.25 each, the Company raised $606,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share for $5.00 for each warrant held for a period of up to one year from the date of closing. The Company intends to issue a total of 150,000 units for total proceeds of $637,500.

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

Plan of Operation

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the nine months ended June 30, 2008, and changes in our financial condition from our year ended September 30, 2007.

Overview

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Over the next 12 months, we will continue to develop our proprietary SIGMACEPTOR™ Discovery Platform to determine which compounds, if any, are ready for the next stage of research, be it pre-clinical or clinical trials. We will also, through the direction of our Chief Scientific Officer Dr. Vamvakides, engage certain research institutions and laboratories for the conduct of specific research and reports.

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $7,185,000 to continue the development of our proprietary SIGMACEPTOR™ Discovery Platforms. The majority of our capital resources requirement is needed to enter one or more of our current compounds into clinical trials. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Cost
Research and Development Activities	$5,200,000
Officer and Employee Compensation	800,000
Sales and Marketing	175,000
Legal, Accounting and Professional Fees	110,000
General and Administrative	900,000
Total	$7,185,000

Research and Development Activities

ANAVEX's SIGMACEPTOR(TM)-N program pipeline is focused on developing disease-modifying treatments for neurological conditions.

Considerable advancements have been made with ANAVEX 2-73 and its optimized derivative ANAVEX 19-144. ANAVEX 2-73 is expected to be the first compound to enter clinical trials in 2009 for Alzheimer’s disease. Moreover, ANAVEX 2-73 or its optimized derivative ANAVEX 19-144 is intended to enter clinical trials for epilepsy treatment later in the future. Results from animal models reveal that these compounds have significant anti-amnesic, neuroprotective and anticonvulsant properties. These activities involve muscarinic and sigma-1 receptor components, which is significant because it indicates a unique synergistic mode of action that may help provide disease modifying potential for Alzheimer’s and protect the neurons from oxidative stress. Moreover, such potential can provide control for epilepsy and prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain. Published results were presented at the Neuroscience 2007 conference in San Diego. Ongoing pre-clinical studies are being conducted in collaboration with Universite Montpellier.

Promising developments have also been made with ANAVEX's ANAVEX 1-41. In recent pre-clinical animal studies, the compound demonstrated significant neuroprotective benefits through the prevention of oxidative stress, which damages and destroys cells and is believed to be a primary cause of Alzheimer's disease. The novel mechanism of action of ANAVEX 1-41 demonstrates that the compound may influence the course of Alzheimer's disease and prevent or limit the creation of plaques that destroy brain cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. Published results were presented at the Neuroscience 2007 conference in San Diego, California. Most recent results were presented in the ICAD 2008 conference in Chicago, where the neuroprotective profile of the candidate drug was highlighted with accompanying results. Testing on ANAVEX 1-41 is being conducted in cooperation with Universite Montpellier in France. Phase 1 trials of ANAVEX 1-41 on humans are expected to commence late in 2009.

SIGMACEPTOR(TM)-C program pipeline involves the development of novel and original drug candidates targeting cancer. To date we have identified over 50 compounds that have exhibited growth inhibiting activity at a low micromolar and two of them even lower at a nanomolar range concentration.

ANAVEX 7-1037, the company's lead drug candidate for the treatment of colorectal cancer and other types of solid tumours, recently revealed chemotherapeutic potential without toxic side effects in advanced pre-clinical studies. The compound has been shown to kill human colon cancer cells and also significantly suppress tumour growth in immune-deficient mice. Published results were presented at the 15th Euroconference on Apoptosis in Portoroz, Slovenia. Testing on ANAVEX 7-1037 is being conducted in cooperation with the Academy of Athens' Institute of Biomedical Research.

Published results for ANAVEX 1-41, ANAVEX 2-73 and ANAVEX 7-1037 are available at www.anavex.com/publications.html.

Officer and Employee Compensation

We currently employ two executive officers including a president, and a chief scientific officer. Additionally we have three employees to assist in product research, strategic planning and business development. On February 1, 2008 we hired 19 consulting laboratory staff to work in our research facilities. We anticipate we may spend up to approximately $800,000 in compensation to our officers, employees and consultants during the next 12 months.

General Administration

We anticipate spending approximately $900,000 on general and administration costs in the next 12 months. These costs will consist primarily of rent and facility support expenses as well as finance and administrative support compensation but excluding legal fees and auditor’s fees.

Results of Operations

Third Quarter and Nine Months Summary

	Three Months ended		Nine Months ended
	June 30		June 30
	2008	2007	2008	2007
Revenue	$0	$0	$0	$0
Expenses	1,680,314	254,847	3,279,627	436,246
Interest and Dividend Income	0	0	0	0
Net Loss	$1,680,314	$254,847	$3,279,627	$436,246

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

Expenses

Our operating expenses for the period ended June 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended June 30		Nine Months Ended June 30
Expenses	2008	2007	2008	2007
Accounting and audit fees	$22,538	$5,745	$59,267	$14,464
Amortization	4,816	-	4,816	-
Bank charges and interest	22,928	1,638	36,549	2,223
Consulting – Note 5	341,722	155,700	965,300	255,500
Legal fees	(24,385)	10,591	32,460	25,677
Management fees – Note 5	-	-	-	-
Office and miscellaneous	27,973	8,445	90,520	20,681
Registration and filing fees	1,883	3,497	6,602	9,522
Rent – Note 5	15,000	30,000	75,000	40,000
Research and development	248,232	39,953	694,948	65,496
Stock based compensation – Note 6	675,349	-	959,349	-
Website design and maintenance	1,424	-	1,424	3,586
	$1,337,480	$255,569	$2,926,235	$437,149

Total operating expenses during the quarter ended June 30, 2008 increased by 171% compared to the same period in 2007 primarily due to increased research and development costs and increased consulting fees relating to the hire of our lab consultants.

Equity Compensation

On June 3, 2008, we approved a compensation package for company directors, under our 2007 Stock Option Plan, to issue 150,000 stock options to each director, exercisable into shares of common stock at an exercise price of US $5.00 per share until June 3, 2013. The options will vest in 50% increments with the first 50% vesting immediately and the second 50% vesting on June 3, 2009. We issued a total of 450,000 options to three of our directors.

We have not adopted any other equity compensation plan other than our 2007 Stock Option Plan. There were no issuances of common stock, stock options, or other equity securities awarded to our executive officers during the quarter ended June 30, 2008.

Liquidity and Capital Resources

Working Capital

	At June 30, 2008	At March 31, 2008
Current Assets	10,799	14,188
Current Liabilities	1,790,842	1,107,709
Working Capital Surplus (Deficit)	(1,780,043)	(1,093,521)

Cash Flows

	Nine Months Ended
	June 30
	2008	2007
Net cash used in operating activities	(1,709,601)	(265,157)
Net cash provided by financing activities	1,821,052	253,000
Net cash used by investing activities	(105,677)	-
Increase (decrease) in cash during the period	5,774	(12,157)

Future Financing

We had cash in the amount of $5,799 as of June 30, 2008 and cash on hand as of the date of filing this quarterly report on Form 10-QSB is not sufficient to fund our current estimates of our operating expenses and working capital requirements for the next 12 months.

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

There is substantial risk regarding our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing and the eventual success of our research and development program in discovering and developing a compound to the point where it can be marketed to pharmaceutical companies. Then, we will be dependant on the market acceptance of any product we may offer and the continuing successful development of our product offerings and related technologies. Finally, we will be required to achieve a profitable level of operations. However, these steps are a long way off for our company at its present stage and we must focus for the time being on raising funds and conducting our planned research and development. Because we intend to raise the additional funds through the sale of our equity securities, the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

If any of our future clinical development potential drug compounds become the subject of problems, our ability to sustain our development programs will become critically compromised. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the suspension or termination of our clinical programs. Examples of problems that could arise include, among others:

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

Assuming that we are successful in developing our potential drug compounds and receiving regulatory clearances to market our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

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

We face significant competition from industry participants that are pursuing technologies similar to those that we are pursuing and are developing pharmaceutical products that are competitive with our potential drug compounds. Nearly all of our industry competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our potential drug compounds becoming obsolete before we can recover any of the expenses incurred to develop them. For example, changes in our understanding of the appropriate population of patients who should be treated with a targeted therapy like we are developing may limit the drug’s market potential if it is subsequently demonstrated that only certain subsets of patients should be treated with the targeted therapy.

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our potential drug compounds. We currently do not have any potential drug compounds in clinical trials, however, when any of our potential drug compounds enter into clinical trials or become marketed products they could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money, causing our business to suffer.

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

We own four patents related to certain of our potential drug compounds. However, these patents do not ensure the protection of our intellectual property for a number of reasons, including the following:

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

2.

Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.

3.	Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

4.

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

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2008, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer and principal executive officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer and principal executive officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework”, our principal financial officer and principal executive officer concluded that our company’s internal control over financial reporting was effective, as of June 30, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this quarterly report on Form 10-QSB.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

On May 16, 2008 Dr. Panagiotis Kontzalis resigned as CEO and from our board of directors. As settlement of consideration for services provided by and in termination of Dr. Kontzalis’ contract we issued 65,000 common shares to Dr. Kontzalis.

We issued the common shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

2.	On May 20, 2008 we entered into a consulting agreement with Cameron Durrant to provide management services to our company. Consideration for Mr. Durrant’s services is as follows:

	(a)	the issuance of 200,000 shares of common stock to be paid installments of 25,000 shares every quarter;

	(b)	the issuance of 40,000 stock options exercisable at US $5.25 per share for a period of 3 years, subject to vesting provisions;

	(c)	a payment of a finders fee for any financing our company receives in the amount of 4% on the first $100,000,000 and 2% on the balance.

3.

On June 3, 2008 we approved a compensation package for company directors. We issued 450,000 stock options to three directors to purchase shares of common stock at an exercise price of $5.00 expiring on June 3, 2013. The options are subject to vesting provisions.

We issued the securities to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

4.
Subsequent to June 30, 2008, pursuant to private placement agreements to issue units at $4.25 each, the Company raised $606,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share for $5.00 for each warrant held for a period of up to one year from the date of closing. The Company intends to issue a total of 150,000 units for total proceeds of $637,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

1.	Effective May 20, 2008, we appointed Alison Ayers to our board of directors. Also effective May 20, 2008, Alex Vamvakides and Panos Kontzalis resigned from our board of directors.

Previously, Ms. Ayers was Commercial Head, Infectious Disease, Worldwide Marketing for Pfizer, responsible for strategic leadership for the company's infectious disease portfolio. Under her leadership, Pfizer's infectious disease portfolio exceeded $3 billion in sales in 2005, with two compounds achieving sales growth of 20-30%.

Before joining Pfizer Ms. Ayers was Vice President of Portfolio Management for Pharmacia, where she developed and implemented strategies to maximize earnings from the company's complex global $2.5 billion diversified products portfolio, which is comprised of more than 600 mature, non- promoted products. In her earlier role as Vice President, Commercial Development, Oncology for Pharmacia, Ms. Ayers was responsible for providing commercial leadership for the company's oncology pipeline, and held a pivotal role in the acquisition of biotech company Sugen, which delivered Pfizer's leading angiogenesis inhibitor, Sutent. Pharmacia was acquired by Pfizer in 2003.

Ms. Ayers' background also includes senior positions in business and product planning for numerous bioscience and pharmaceutical companies, including Merck, The Health Care Group, US Bioscience, Bristol-Myers Squibb and Lederle Laboratories. She holds a Master of Science with distinction in biopharmacy and a Diploma in Business Studies, both from the University of London, UK, as well as a Bachelor of Science with honors in physiology and biochemistry from the University of Southampton, UK.

2.	On May 20, 2008, we announced a change in our board of directors and the appointment of Alex Vamvakides to our Scientific Advisory Board.

3.	On May 20, 2008 we appointed Cameron Durrant as Chairman of the Board of Directors.

4.	Effective June 3, 2008, we appointed David L. Tousley to our board of directors.

Mr. Tousley has over 25 years of senior-level experience in biotech, specialty pharmaceuticals and full-phase pharmaceutical companies. He has held the position of President, COO and CFO at companies including airPharma, PediaMed Pharmaceuticals, AVAX Technologies, and Pasteur, Merieux, Connaught, (known today as Sanofi-Pasteur). During his career, Mr. Tousley has led all aspects of operations, including pharmaceutical development, in both the private and public company environment. His accomplishments include the raising over $90 million in debt and equity financings and he has led key business development activities, including joint ventures, partnerships, acquisitions and divestitures in the U.S., Europe and Australia.

Mr. Tousley currently serves as a director of ImmunoGenetix Therapeutics, a biotech company that is developing advanced DNA immunotherapies for HIV infection. He holds an MBA in accounting from Rutgers Graduate School of Business and a B.A. in English from Rutgers College, both in New Jersey. Mr. Tousley belongs to the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Our board of directors now includes Cameron Durant, Harvey Lalach, Alison Ayers and David L. Tousley.

5.

On June 3, 2008 we approved a compensation package for company directors. We issued 150,000 stock options to each director to purchase shares of common stock at an exercise price of $5.00 expiring on June 3, 2013. The options are subject to vesting provisions.

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

10.8*	Consulting Agreement with Cameron Durrant dated May 20, 2008
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference from our Current Report on Form 8-K, filed September 28, 2007).

Exhibit Number	Description
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Amisano Hanson regarding change in certifying accountant. (incorporated by reference from our Current Report on Form 8-K, filed March 4, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:

/s/ Harvey Lalach
Harvey Lalach, President, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
August 18, 2008