Form 10-K
period 2008-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2009-01-13
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

27 Marathonos Ave., 15351 Athens, Greece
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code 30 210 603 4026

14 Rue Kleberg, CH-1201 Geneva, Switzerland
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [X]    No [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the
Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

ii

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

10,854,920 common shares at a price of $2.77 per share for an aggregate market value of $30,068,128.40 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price at which the common equity was last sold as reported by the OTC Bulletin Board on January 8, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 19,982,420 shares of common stock are issued and outstanding as of January 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (USD) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

Corporate Overview

Our principal business office is located at 27 Marathonos Ave., 15351 Athens, Greece. Our registered office for service in the State of Nevada is located at Business First Formations, Inc., 2470 Wrondel Way Ste 114, Reno NV 89502.

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

With this acquisition, we changed our business model to the research and development. We will conduct the research and development on our patents and patent application, and possibly new intellectual property that we will acquire or develop, of novel drug targets for the treatment of cancer and diseases of the central nervous system.

Under the direction of Dr. Alexandre Vamvakides, our Chief Scientific Officer, we have contracted with researchers and laboratories for the conduct of specific research and reports as well as to conduct in-house research in our own facilities. Currently, we have several compounds at various preclinical stages. We intend to begin clinical phase trials on our most advanced compounds in 2009. We also intend to continue to work on other compounds, which are currently at different stages of early development.

The Market

We believe that our compounds may most likely be useful, in medication for the treatment of diseases of the central nervous system and cancer.

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

In medicine, an “indicator” is a term used to describe a valid reason to use a certain test, medication, procedure or surgery. We use the term “central nervous system indications” to refer to instances of central nervous system disease where treatment is indicated.

Even though, the Alzheimer’s disease market share, estimated at 4% of the market for central nervous system treatments and valued at approximately $2,719 million per year in 2004 may seem small compared to the other central nervous system indications, it exhibits continuously rising levels of sales growth, despite the lack of efficacy that currently available compounds possess. The market features only two major classes of treatments, low number of major brands and increasing patient population leading to an unprecedented opportunity for market penetration.

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

The epilepsy market features two classes of drugs, older traditional Anti Epileptic Drugs and second generation Anti Epileptic Drugs, with the former marketed before 1980, and the latter class marketed in the early 1990s is developed through intelligent synthetic design techniques and are currently the driving force of the market. However, second generation anti-convulsants offer limited benefits in terms of efficacy over traditional anticonvulsants but confer benefits in terms of side effects and dosing. Because epilepsy afflicts sufferers in several different ways, there is considerable need for an array of drugs that can be used in combination with both traditional Anti Epileptic Drugs and other second generations Anti Epileptic Drugs that can confer efficacious treatment to the widest range of epilepsy sufferers. Furthermore, with additional benefits in supplementary indications such as migraine prophylaxis, bipolar disorder and neuropathic pain, second-generation Anti Epileptic Drugs have greatly expanded the potential of the market for epilepsy treatments and are the driving force behind sales.

Cancer

Cancer is the second leading cause of death by disease, following heart disease, in our society. There are many treatment methods but none of them are highly effective and about one third of patients die of cancer within 5 years of diagnosis. The market for a patented compound with a novel mechanism of action that could improve on the effectiveness of current treatments would be substantial. IMS Global Learning Consortium, Inc. estimates that the market for cancer drugs will reach $80 billion annually by 2012, almost double the 2007 value of $41Bn (Ref: IMS Global Oncology Forecast, 2008)

The SIGMACEPTOR™-C program leverages the unique properties of sigma-1 and/or sigma-2 receptor ligands to create a potent class of promising drug candidates designed to combat a number of cancers, including colon, breast, prostate and melanoma. Sigma receptors are highly expressed in different tumor cell types and binding by appropriate sigma-1 and/or sigma-2 ligands, can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with sodium and chloride channels, the company’s drug candidates are believed to play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation. The compounds in the Anavex oncology program are in pre-clinical testing, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

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

Patents, Trademarks and Intellectual Property

On January 31, 2007, we purchased from Dr. Vamvakides the intellectual property owned by Dr. Vamvakides for the research and development of new drug formulations or components, including three patents and one patent application. Specifically, patent applications, trademarks and licenses acquired from Dr. Vamvakides consist of:

PATENTS
Title of Application/ Patent No./Jurisdiction	Filing/Issue/ Expiration	Claims
Patent No. 1002616/Greece	February 21, 1996/ February 20, 1997/ February 20, 2017	Invention related to the synthesis and the method of synthesis of molecules of a novel formula. This method is to be applied for the obtention of anticonvulsant, antidepressant and nootropic pharmaceuticals.
Patent No. 1004208/Greece	October 15, 2001/ April 4, 2003/ April 4, 2023	Aminotetrahydrofuran derivatives, muscarinic/sigma/sodium channel ligands, with synergic sigma/muscarinic (neuroactivating) and sigma/sodium channel (neuroprotective) components, as prototypical activating – neuroprotectors and neuroregenerative drugs
Patent No. 1004868/Greece	April 22, 2003/ April 26, 2005/ April 26, 2025	Aminotetrahydrofuran derivatives, muscarinic/sigma/sodium channel ligands, ortho-and allo-sterically operating, as prototypical neuromodulating and neuroregenerative drugs
Patent Application No. 20070100020/ Greece	January 17, 2007 April 7, 2008 January 18, 2027	New sigma (œ) receptor ligands with anti-apoptotic and/or pro- apoptotic properties over cellular biochemical mechanisms, with neuroprotective, anti-cancer, anti-metastatic and anti-(chronic) inflammatory action

We regard patents and other proprietary technology rights a key element in our goal of building a successful biomedical company. Accordingly, we plan to protect all of our key technology, inventions and improvements to our inventions by filing patent applications in a timely fashion. We plan to seek patent protection in the United States, Canada, Japan, Western European countries and additional countries on a selective basis for our compounds or other inventions and improvements. However, we note that filing and prosecuting patent applications are expensive processes and we have very limited financial resources.

Our proprietary technology is protected by a group of four patents that is owned exclusively by us and filed with Greek National Office of Industrial Property. We also plan to acquire or register for other patents and intellectual property for similar types of compounds.

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

We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements will generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

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

Government Approval

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

Research and Development

We are a research and development company and we plan to focus our efforts in research and development, through our three patents and one patent application, and possibly further intellectual property that we may acquire or develop, of novel drug targets for the treatment of cancer and diseases of the central nervous system. Please see the Plan of Operations section beginning on page 21 for our planned research and development activities in the next 12 months.

The majority of our research and development activities are performed at Eurogenet Labs S.A., a private Greek company, in Athens, Greece. Under the direction of our Chief Scientific Officer, Dr. Vamvakides, Eurogenet Labs S.A. provides research facilities and personnel to carry out various research and development functions required to further develop our acquired patents.

Employees

We currently employ two executive officers including a president, and a chief scientific officer. Additionally we have three employees to assist in product research, strategic planning and business development. On February 1, 2008 we hired 19 consulting laboratory staff to work in our research facilities. We also intend to contract with scientists and research laboratories in order to accomplish our research objectives. Currently we have 24 consultants assisting us in our Research and Development activities. We anticipate we may spend up to approximately $900,000 in compensation to our officers, employees and consultants during the next 12 months.

Executive Offices and Resident Agent

Our principal business office is located at 27 Marathonos Ave., 15351 Athens, Greece. Our resident agent for service is Business First Formations, Inc., 2470 Wrondel Way Ste 114, Reno NV 89502.

Reports to Security Holders

We file reports and other information with the SEC. This annual report on Form 10-K, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of this annual report on Form 10-K, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Risks Related to our Company

We have had a history of losses and no revenue, which raise substantial doubt about our ability to continue as a going concern.

Since inception (January 23, 2004), we have incurred aggregate net losses of $7,062,814 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are an early development stage biotechnology research and development company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

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

Our independent auditors have noted in their report concerning our annual financial statements as of September 30, 2008 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ report on our consolidated financial statements elsewhere in this Form 10-K.

Risks Related to our Business

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our principal business office is located at 27 Marathonos Ave., 15351 Athens, Greece. This space is located within our rented laboratory for which we pay $70,000 per month. The lease is for a year to year basis and may be terminated with three months notice.

Our registered office for service in the State of Nevada is located at 3990 Warren Way, Reno, NV 89509.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 1, 2008, we held our annual meeting of stockholders.

At the annual meeting, our stockholders elected Panos Kontzalis, Harvey Lalach, Alexandre Vamvakides and Cameron Durrant to serve as directors of our company with the following votes:

	For	Withheld
Panos Kontzalis	10,377,500	0
Harvey Lalach	10,377,500	0
Alexandre Vamvakides	10,377,500	0
Cameron Durrant	10,377,500	0

At the annual meeting, our stockholders ratified the appointment of BDO Dunwoody LLP as our independent auditors for the fiscal year ending September 30, 2009 with the following votes:

For	Against	Abstain	Broker Non-Votes
10,377,500	0	0	0

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	Bid	Ask
September 30, 2008 June 30, 2008 March 31, 2008	$3.23 $5.02 $4.99	$3.56 $5.04 $5.18
December 31, 2007 September 30, 2007	$4.41 $3.73	$4.50 $3.80
June 30, 2007	$3.70	$3.79
March 31, 2007 December 31, 2006	$2.54 $2.11	$2,000(1) $3.15

(1) Market makers often maintain quotes in securities in which they have no real interest in dealing in at certain times. In those instances they will widen their spreads to reflect the fact that they aren't actively quoting at that specific time. For example they might post a quote of .01-2000. No one is going to transact at those prices when the inside quote is around 3-4. In addition, Anavex underwent a symbol change during that time period. Effective 1/25/07 the change from THFY to AVXL was made. Anything data prior to 1/25/07 is actually data for THFY. The value in question actually refers to a quote in THFY from 1/10/07.

On January 8, 2009, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $2.77.

Transfer Agent

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

Holders of Common Stock

As of January 9, 2009, there were 48 holders of record of our common stock. As of such date, 19,982,420 of our common stock was issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans.

We have no long-term incentive plans, other than the Stock Option Plan described below.

Stock Option Plan

On April 17, 2007, our directors adopted the 2007 Stock Option Plan for our employees and consultants, reserving a total of 3,000,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. On May 25, 2007, our stockholders ratified and approved the 2007 Stock Option Plan at the annual meeting of stockholders. As of September 30, 2008, 1,420,000 options have been granted to employees, directors and officers of our company and 1,580,000 options were available for future grant under this plan.

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

The following table summarizes certain information regarding our equity compensation plan as at September 30, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	1,420,000	$4.54	1,580,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,420,000	$4.54	1,580,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

2.	On May 20, 2008 we entered into a consulting agreement with Cameron Durrant to provide management services to our company. Consideration for Mr. Durrant’s services is as follows:

	(a)	the issuance of 200,000 shares of common stock to be paid installments of 25,000 shares every quarter;

	(b)	the issuance of 400,000 stock options exercisable at US $5.25 per share for a period of 3 years, subject to vesting provisions;

	(c)	a payment of a finders fee for any financing our company receives in the amount of 4% on the first $100,000,000 and 2% on the balance.

3.

On June 3, 2008 we approved a compensation package for company directors. We issued 450,000 stock options to three directors to purchase shares of common stock at an exercise price of $5.00 expiring on June 3, 2013. The options are subject to vesting provisions.

We issued the securities to one non-U.S. persons (as that term is defined in Regulation S, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act and to two US persons, relying on the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated thereunder.

4.

On August 19, 2008, pursuant to private placement subscription agreements to issue units at $4.25 each, our company raised $606,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share for $5.00 for each warrant held for a period of up to one year from the date of closing.

We issued the securities to six non-U.S. persons (as that term is defined in Regulation S, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any "affiliated purchaser," of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

Table 1 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
N/A	Nil	Nil	Nil	Nil

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Plan of Operations

We anticipate that we will require up to $5,180,000 for the 12 months ending September 30, 2009 to implement our plan of operation of researching and developing our four patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter some of our current compounds into clinical trials.

Cash Requirements

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the 12 Month Period Ending September 30, 2008
Research and Development Activities	$4,300,000
Officer and Employee Compensation	400,000
Sales and Marketing	120,000
Legal, Accounting and Professional Fees	120,000
General and Administrative	240,000
Total	$5,180,000

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Purchase of Significant Equipment

We plan to conduct further research and development on our four patents, and the related compounds over the next 12 months. We plan to conduct research and development activities through engaging research individuals and organizations on a contractual basis as well as in our own laboratory.

We will also incur costs for innovative new drug applications to regulatory bodies, patent legal fees and consulting and collaborating fees. We anticipate our research and development costs for the next 12 months will be approximately $4,300,000.

Personnel Plan

We currently employ two executive officers including a president, and a chief scientific officer. Additionally we have three full time employees to assist in product research, strategic planning and business development. We anticipate we may spend up to approximately $400,000 in officer and employee compensation during the next 12 months.

General Administration

We anticipate spending approximately $240,000 on general and administration costs in the next 12 months. These costs will consist primarily of rent and facility support expenses as well as finance and administrative support compensation but excluding legal fees and auditor’s fees.

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

Liquidity and Capital Resources

Our financial condition for the years ended September 30, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	September 30, 2008	September 30, 2007
Current Assets	$6,357	$25
Current Liabilities	2,299,389	462,529
Working Capital	$(2,293,032)	$(462,504)

The decrease in our working capital was primarily due to increased indebtedness of $1,550,000 in promissory notes payable as well as an increase in Accounts Payable from $462,529 to $749,389. Included in these promissory notes is a total of $1,450,000 due on December 31, 2008 which we do not expect to be able to repay on that date. However, we expect that we will be able to reach agreements with the respective note holders to extend the terms of repayment.

Cash Flows

	Year Ended	Year Ended
	September 30,
	2008	September 30, 2007
Net cash used in Operating Activities	$(2,474,053)	$(325,250)
Net cash used in Investing Activities	(1,082)	-
Net cash provided by Financing Activities	2,481,467	313,000
Change in Cash and Cash Equivalents During the Period	$6,332	$(12,250)

Cash Used In Operating Activities

During the year ended September 30, 2008 we used net cash in operating activities in the amount of $2,474,053 compared to 325,000 in 2007 due to increased Research and Development activities.

Cash from Financing Activities

We received net cash from financing activities in the amount of $2,481,467 during the year ended September 30, 2008 compared to $313,000 during the year ended September 30, 2007. Net cash generated by financing activities is attributable to cash received from private placements and proceeds from Promissory notes issued.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended September 30, 2008 which are included herein.

Our operating results for the year ended September 30, 2008 and for the year ended September 30, 2007 are described below.

Revenue

We have not earned any revenues since our inception (January 23, 2004). We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Expenses

Our expenses for the three and 12 months ended September 30, 2008 and 2007 were as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Accounting and audit fees	$73,785	$20,167
Amortization	220	-
Bank Charges and Interest	11,474	3,308

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Consulting fees	3,196,213	423,200
Investor relations	263,560	-
Legal fees	30,545	44,999
Management fees	-	-
Office and miscellaneous	141,993	41,957
Registration and filing fees	7,517	12,635
Rent and administration	75,000	70,000
Research and development	1,479,482	959,698
Website design and maintenance	1,424	5,266

Total expenses	$5,281,213	$1,581,230

Operating expenses for the 12 months ended September 30, 2008 increased by $3,699,983 compared to the same period in 2007 due to the increases in administration and research and development.

Going Concern

We have historically incurred losses and have incurred a loss of $5,351,269 for the year ended September 30, 2008. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

There are accounting policies that we believe are significant to the presentation of our financial statements. The most significant of these accounting policies relates to the valuation of intellectual property, the accounting for our research and development expenses and stock-based compensation expense.

Impairment of Long-Lived Assets

We review the recoverability of long-lived assets consisting of our intellectual property as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows from our intellectual property are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

Research and Development Expenses

Research and developments costs are expensed as incurred. These expenses are comprised of the costs of our proprietary research and development efforts, including salaries, facilities costs, overhead costs and other related expenses as well as costs incurred in connection with third-party collaboration efforts. Milestone payments to third parties are expensed when the specific milestone has been achieved.

In addition, we incur expenses in respect of the acquisition of intellectual property relating to patents and trademarks. The probability of success and length of time to developing commercial applications of the drugs subject to the acquired patents and trademarks is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the acquired patents and trademarks will ever be successfully commercialized. Due to these risks and uncertainties, we expense the acquisition of patents and trademarks.

Stock-based Compensation

We account for all of our stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

We account for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected.

The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. Effective October 1, 2007, we adopted the provisions of FIN 48. Based on our assessment of FIN 48, as at October 1, 2007, there were no significant impact on the results of operations or financial position and required no adjustment to the opening balance sheet accounts. Our analysis supports the same conclusion, and there is no accrual for uncertain tax positions as of September 30, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, we anticipate adopting SFAS 157 as of October 1, 2008. We expect that the adoption of SFAS 157 will have minimal, if any, impact on our financial statements except for additional disclosure.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, we anticipate adopting SFAS 159 as of October 1, 2008. We expect that the adoption of SFAS 159 will have minimal, if any, impact on our financial position and results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, the Company anticipates adopting EITF 07-03 as of October 1, 2008. The Company expects that the adoption of EITF 07-03 will have minimal, if any, on its financial position and results of operations.

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company as of October 1, 2009. The Company expects that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009. Management has determined that the adoption of this standard will not have an impact on our financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized. Management has determined that the accounting standard will have no effect on the Company.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008 for the Company. We are currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on our financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the adoption of FAS 142-3 to have a material effect on our results of operations and financial condition.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. We are in the process of evaluating the impact, if any, of SFAS 162 on our financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008 and 2007

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Anavex Life Sciences Corp.
(a Development Stage Company)

We have audited the accompanying balance sheet of Anavex Life Sciences Corp. (the “Company”) (A Development Stage Company) as of September 30, 2008 and the related statements of operations and comprehensive loss, cash flows and changes in capital deficit for the year then ended and for the period from January 23, 2004 (Date of Inception) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period from January 23, 2004 (Date of Inception) to September 30, 2007. Such statements are included in the cumulative from inception to September 30, 2008 totals of the statements of operations and comprehensive loss, cash flows and changes in capital deficit and reflect a net loss of 24% of the related cumulative totals. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amount for the period from January 23, 2004 (Date of Inception) to September 30, 2007 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. (A Development Stage Company) as of September 30, 2008 and the results of its operations and its cash flows for the year then ended and for the period from January 23, 2004 (Date of Inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $ 7,062,814 at September 30, 2008 and incurred a net loss of $5,351,269 for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
January 6, 2009

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Anavex Life Sciences Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Anavex Life Sciences Corp. (A Development Stage Company) as of September 30, 2007 and the related statements of operations and comprehensive loss, cash flows and changes in capital deficit for the year then ended and for the period from January 23, 2004 (Date of Inception) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. as of September 30, 2007 and the results of its operations and its cash flows for the year then ended and for the period from January 23, 2004 (Date of Inception) to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
January 11, 2008	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
BALANCE SHEETS
September 30, 2008 and 2007
(Stated in US Dollars)

ASSETS	2008	2007

Current
Cash	$6,357	$25

Equipment – Note 3	862	-
	$7,219	$25

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$749,389	$462,529
Promissory notes payable – Note 5	1,550,000	-
	2,299,389	462,529

CAPITAL DEFICIT

Capital stock – Note 6
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,957,420 common shares (2007: 19,514,722)	19,957	19,515
Shares to be issued – Notes 4 and 8	125,849	-
Additional paid-in capital	4,624,838	1,229,526
Deficit accumulated during the development stage	(7,062,814)	(1,711,545)

	(2,292,170)	(462,504)

	$7,219	$25

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Note 8
Subsequent Event – Note 10

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the years ended September 30, 2008 and 2007 and
for the period from January 23, 2004 (Date of Inception) to September 30, 2008
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Years Ended		Inception) to
	September 30,		September 30,
	2008	2007	2008

Expenses
Accounting and audit fees	$73,785	$20,167	$123,416
Amortization and depreciation	220	-	220
Bank charges and interest	11,474	3,308	15,106
Consulting fees – Notes 4 and 8(b)	3,196,213	423,200	3,637,136
Investor relations – Note 8(b)	263,560	-	263,560
Legal fees	30,545	44,999	118,329
Management fees	-	-	14,625
Office and miscellaneous	141,993	41,957	184,328
Registration and filing fees	7,517	12,635	24,330
Rent and administration	75,000	70,000	148,750
Research and development – Note 4	1,479,482	959,698	2,439,180
Website design and maintenance	1,424	5,266	25,270

Loss before other income (expenses)	(5,281,213)	(1,581,230)	(6,994,250)
Other income (expenses)
Interest	(60,284)	-	(60,284)
Foreign exchange gain (loss)	(9,772)	1,237	(8,280)

Net loss and comprehensive loss for the period	$(5,351,269)	$(1,579,993)	$(7,062,814)

Basic and diluted loss per share	$(0.27)	$(0.08)

Weighted average number of shares outstanding	19,707,708	19,204,565

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended September 30, 2008 and 2007 and
for the period from January 23, 2004 (Date of Inception) to September 30, 2007
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2008	2007	2008

Cash Flows used in Operating Activities
Net loss for the period	$(5,351,269)	$(1,579,993)	$(7,062,814)
Adjustments to reconcile net loss to net cash used in
operations:
Amortization and depreciation	220	-	220
Stock-based compensation	1,684,786	-	1,684,786
Common shares issued for consulting expenses	319,750	-	319,750
Promissory note issued for severance – Notes 5 and 6	71,500	-	71,500
Common shares issued for severance	340,600	-	340,600
Common shares issued for research and development
expenses	-	800,000	800,000
Management fees contributed	-	-	14,625
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to
operations:
Prepaid expenses	-	220	-
Accounts payable and accrued liabilities	460,360	454,523	922,890

Net cash used in operating activities	(2,474,053)	(325,250)	(2,904,693)

Cash Flows provided by Financing Activities
Issuance of common shares	1,131,467	-	1,195,467
Proceeds from promissory notes	1,450,000	-	1,450,000
Repayment of promissory note	(100,000)		(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	313,000	333,000

Net cash provided by financing activities	2,481,467	313,000	2,912,132

Cash Flows used in Investing Activities
Acquisition of equipment	(1,082)	-	(1,082)

Net cash used in investing activities	(1,082)	-	(1,082)

Increase (decrease) in cash during the period	6,332	(12,250)	6,357

Cash, beginning of period	25	12,275	-

Cash, end of period	$6,357	$25	$6,357

Supplemental Cash Flow Information – Note 9

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to September 30, 2008
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Capital stock issued for cash on January 23, 2004 - at $0.0033	12,000,000	$12,000	$28,000	$-	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	-	(14,395)	25,605
Capital stock issued for cash on December 31, 2004 - at $0.0033	7,200,000	7,200	16,800	-	-	24,000
Management fees contributed	-	-	13,000	-	-	13,000
Rent contributed	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	-	(106,020)	(26,020)
Management fees contributed	-	-	1,625	-	-	1,625
Rent contributed	-	-	750	-	-	750
Debt forgiven by directors	-	-	33,666	-	-	33,666
Net loss for the year	-	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	-	(131,552)	(15,511)
Capital stock issued for research and development services on
September 24, 2007 - at $3.60	222,222	222	799,778	-	-	800,000
Capital stock issued for settlement of loan payable on
September 25, 2007 - at $3.60	92,500	93	332,907	-		333,000
Net loss for the year	-	-	-	-	(1,579,993)	(1,579,993)

Balance, September 30, 2007 – carried forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to September 30, 2008
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Balance, September 30, 2007 – brought forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)
Capital stock issued for cash on December 10, 2007 - at $3.50	150,000	150	524,850	-	-	525,000
Capital stock issued for consulting services on December 18, 2007 -	50,000	50	192,950	-	-	193,000
at $3.86
Capital stock issued in settlement of debt on December 18, 2007 -	10,000	10	44,990	-	-	45,000
at $4.50
Stock-based compensation for shares issued at a discount – Note 6	-	-	65,000	-	-	65,000
Capital stock issued for severance on May 15, 2008 - at $5.24	65,000	65	340,535	-	-	340,600
Common shares to be issued for consulting services – Notes 4 and 8	-	-	-	252,599	-	252,599
Capital stock issued for consulting services on August 19, 2008 -
at $5.07	25,000	25	126,725	(126,750)	-	-
Capital stock issued for cash on August 19, 2008 - at $4.25	142,698	142	606,325	-	-	606,467
Stock based compensation – Note 8	-	-	1,493,937	-	-	1,493,937
Net loss for the year	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and has not yet realized any revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the treatment of cancer and diseases of the central nervous system.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2008, the Company had not yet achieved profitable operations, had an accumulated deficit of $7,062,814 (2007 - $1,711,545) since its inception and incurred a net loss of $5,351,269 (2007 - $ 1,579,993) for the year then ended and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the twelve-month period ended September 30, 2009 to be $5,180,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated in the State of Nevada, United States of America on January 23, 2004 as Thrifty Printing Inc. On January 25, 2007, the Company changed its business from developing online photofinishing services to its current business and changed its name to Anavex Life Sciences Corp.

Note 2	Significant Accounting Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 2	Significant Accounting Policies – (cont’d)

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

b)	Equipment

Equipment is recorded at cost and is depreciated at 33% per annum on the straight-line basis.

c)	Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

d)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Based on borrowing rates currently available to the Company for similar terms and based on the short term duration of the debt instruments, the carrying value of the promissory notes payable approximate their fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

e)	Foreign Currency Translation

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 2	Significant Accounting Policies – (cont’d)

g)	Research and Development Expenses

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

In addition, the Company incurs expenses in respect of the acquisition of intellectual property relating to patents and trademarks. The probability of success and length of time to developing commercial applications of the drugs subject to the acquired patents and trademarks is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the acquired patents and trademarks will ever be successfully commercialized. Due to these risks and uncertainties, the Company expenses the acquisition of patents and trademarks.

h)	Income Taxes

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

i)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended September 30, 2008, loss per share excludes 1,712,698 (September 30, 2007 – 770,000) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 2	Significant Accounting Policies – (cont’d)

j)	Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate

k)	Website Costs

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 2	Significant Accounting Policies – (cont’d)

l)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. Effective October 1, 2007, the Company adopted the provisions of FIN 48. Based on the Company’s assessment of FIN 48, as at October 1, 2007, there was no significant impact on the results of operations or financial position and required no adjustment to the opening balance sheet accounts. The Company’s analysis supports the same conclusion, and there is no accrual for uncertain tax positions as of September 30, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of October 1, 2008. The Company expects that the adoption of SFAS 157 will have minimal, if any, impact on its financial statements except for additional disclosure.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 159 as of October 1, 2008. The Company expects that the adoption of SFAS 159 will have minimal, if any, impact on its financial position and results of operations.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 2	Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements – (cont’d)

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, the Company anticipates adopting EITF 07-03 as of October 1, 2008. The Company expects that the adoption of EITF 07-03 will have minimal, if any, on its financial position and results of operations.

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company as of October 1, 2009. The Company expects that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years.

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of these statements is prohibited. The Company has determined the adoption of these statements will not have a material impact on significant acquisitions completed after September 1, 2009.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 2	Significant Accounting Policies – (cont’d)

l)	New Accounting Standards – (cont’d)

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The Company adopted SAB 110 on the date it became effective, January 1, 2008.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U. S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U. S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company is in the process of evaluating the impact, if any, of SFAS 162 on its financial statements.

Note 3	Equipment

	September 30, 2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,082	$220	$862

September 30, 2007
Accumulated
	Cost	Depreciation	Net

Computer equipment	$-	$-	$-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 4	Related Party Transactions

The following amounts have been donated to the Company by the directors:

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2008	2007	2008
Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666
	$-	-	$52,041

During the year ended September 30, 2008, the Company was charged consulting fees totaling $352,382 (2007: $278,000) by directors and officers of the Company.

During the year ended September 30, 2008, the Company acquired the ownership rights to four Greek patents for consideration of $72,000 pursuant to a patent transfer agreement with an officer of the Company. The charge in respect of the acquisition of these patents has been expensed to research and development.

During the year ended September 30, 2008, the Company terminated the services of its CEO and agreed to a severance package consisting of the issuance of 65,000 common shares at $5.24 per share totaling $340,600. The common shares were valued using the quoted market price of the Company’s common stock on the agreement date. In addition, the Company issued a promissory note payable to the former CEO in the amount of $200,000 of which $128,500 was applied to unpaid consulting fees and the remaining $71,500 was charged as severance pay in the current year.

On May 20, 2008, the Company executed an agreement with a director of the Company (Note – 8(d)) to provide consulting services for consideration consisting of 200,000 common shares to be issued every quarter at the rate of 25,000 per quarter commencing August 20, 2008 and by granting 400,000 share purchase options which vest at the rate of 100,000 per quarter commencing August 20, 2008. The Company calculated compensation expense associated with this agreement as follows:

1.

The Company calculated the compensation expense associated with the share issuance to be $1,010,000 based on the quoted closing price of the Company’s common shares on May 20, 2008. On August 20, 2008, the Company issued 25,000 common shares in respect of this agreement for which it recorded a compensation expense of $126,750. At September 30, 2008, the remaining 175,000 shares to be issued were re-measured with their fair value determined to be $353,500 for which the Company recognized a compensation expense of $125,849 recorded as shares to be issued.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 4	Related Party Transactions – (cont’d)

2.

The Company calculated a grant-date fair value of the 400,000 options granted in conjunction with this agreement to be $1,031,800. During the year ended September 30, 2008, 100,000 of these options vested for which the Company recognized a compensation expense of $257,950. The remaining 300,000 unvested options were re-measured on September 30, 2008 with their fair value determined to be $172,350 for which the Company recognized compensation expense of $62,802. As at September 30, 2008, there remains $109,548 to be recognized over the remaining term of the agreement.

During the year ended September 30, 2007, the Company issued 92,500 shares of common stock at $3.60 per share to a significant shareholder for settlement of a loan payable of $333,000. The common shares were valued using the quoted market price of the Company’s common stock on the settlement date.

As at September 30, 2008, included in accounts payable and accrued liabilities is $10,114 (2007: $167,824) owing to directors and officers of the Company.

Note 5	Promissory Notes Payable

	2008	2007

Promissory notes payable, unsecured, bearing interest at
the rate of 8% per annum repayable on December 31, 2008
(1)	$1,450,000	$-

$100,000 promissory note payable, unsecured, non-
interest bearing, repayable in four monthly instalments of
$25,000 due on July 4, 2008, August 1, 2008, September
5, 2008 and October 3, 2008 (2)	100,000	-

Total promissory notes payable	$1,550,000	$-

(1)

The Company does not expect to have the funds available to satisfy the promissory note obligations when they become due on December 31, 2008 but expects to reach agreements with the note holders to extend the repayment date.

(2)

The Company issued a promissory note to the former CEO of the Company in the amount of $200,000, pursuant to a termination agreement (Note 5). The note is non-interest bearing and had specified repayment terms. $100,000 was paid in accordance with the terms of the note. As at September 30, 2008 the Company is in default of the payment terms in the amount of $75,000. Subsequent to September 30, 2008 the Company was in default for the entire $100,000 balance owing.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 6	Capital Stock

On May 24, 2006, the board of directors approved a six (6) for one (1) forward split of the authorized issued and outstanding common stock. The Company’s authorized capital increased from 25,000,000 shares of common stock to 150,000,000 shares of common stock.

On September 24, 2007, the Company issued 222,222 common shares common shares at $3.60 per share for a total of $800,000 for research and development expenses. The common shares were recorded based upon the quoted market price of the Company’s common stock on the agreement date.

On September 25, 2007, the Company settled a loan payable in the amount of $333,000 by issuing 92,500 common shares at $3.60 per share, being the quoted market price of the Company’s common stock on the settlement date.

On December 10, 2007, the Company issued 150,000 units at $3.50 per unit for proceeds of $525,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $5.00 per share until December 10, 2009.

On December 18, 2007, the Company issued 10,000 shares at $4.50 per share for a total of $45,000 pursuant to an agreement to settle a debt and issued 50,000 shares at $3.86 per share for a total of $193,000 pursuant to a consulting agreement. The Company recorded compensation expense of $65,000 in respect of these issuances based on the excess of the fair value of these shares over the balances at which they were recorded by the Company.

On May 15, 2008, the Company issued 65,000 common shares at $5.24 per share for a total of $340,600 to its former CEO in accordance with the terms of a severance agreement upon the termination of his services. (Notes 5 and 10) The common shares were recorded based upon the quoted market price of the Company’s common stock on the agreement date.

On August 19, 2008, the Company issued 25,000 common shares at $5.07 per share for a total of $126,750 to a director of the Company pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the agreement date.

On August 19, 2008, the Company issued 142,698 units at $4.25 per unit for proceeds of $606,467 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $5.00 per share until August 19, 2009.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 7	Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2008		2007
	(34.00%	)	(34.00%	)

Net operating loss carryforwards	$1,639,000		$582,000
Accrued expenses not currently deductible for tax	189,000		-
Valuation allowance for deferred tax assets	(1,828,000)		(582,000)

Net deferred tax assets	$-		$-

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2008	2007

Income benefit at statutory rate	$(1,819,000)	$(553,000)
Stock-based compensation	573,000	-
Increase in valuation allowance	1,246,000	553,000

Deferred income tax recovery	$-	$-

As of September 30, 2008, the Company had net operating loss carryforwards of approximately $4,821,000 available to offset future taxable income. The carryforwards will begin expiring in 2024 unless utilized in earlier years.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both September 30, 2008 and September 30, 2007.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 7	Income Taxes – (cont’d)

Uncertain Tax Positions

On October 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation. It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2004.

Based on the management’s assessment of FIN 48, it was concluded that the adoption of FIN 48, as of October 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of September 30, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed. The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

Note 8	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Balance, September 30, 2006 and September 30, 2007	-	-
Issued	292,698	$5.00

Balance, September 30, 2008	292,698	$5.00

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 8	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

At September 30, 2008, the Company has 292,698 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date

142,698	$5.00	August 2009
150,000	$5.00	December 2009
292,698

b)	Stock–based Compensation Plan

In April, 2007, the Company adopted a stock option plan which provides for the granting of stock options to selected directors, officers, employees or consultants in an aggregate amount of up to 3,000,000 common shares of the Company and, in any case, the number of shares to be issued to any one individual pursuant to the exercise of options shall not exceed 10% of the issued and outstanding share capital. The granting of stock options, exercise prices and terms are determined by the Company's Board of Directors. If no vesting schedule is specified by the Board of Directors on the grant of options, then the options shall vest over a 4-year period with 25% the granted vesting each year commencing 1 year from the grant date. For stockholders who have greater than 10% of the outstanding common shares of the Company and who have granted options, the exercise price of their options shall not be less than 110% of the fair of the stock on grant date. Otherwise, options granted shall have an exercise price equal to their fair value on grant date.

A summary of the status of company’s outstanding stock purchase options for the year ended September 30, 2008 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at September 30, 2006	-	-
Granted	770,000	$3.00
Outstanding at September 30, 2007	770,000	$3.00
Forfeited	(500,000)	$3.00
Granted	1,150,000	$4.78

Outstanding at September 30, 2008	1,420,000	$4.44

Exercisable at September 30, 2008	450,000	$4.73
Exercisable at September 30, 2007	Nil	$ -

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At September 30, 2008, the following stock options were outstanding:

Number of Shares				Aggregate	Intrinsic Value
Total	Number	Exercise		Intrinsic	Of Vested
Number	Vested	Price	Expiry Date	Value	Options

100,000 (1)	-	$3.86	December 1, 2010	$184,000	$-
400,000 (2)	100,000	$5.25	May 20,2011	1,292,000	323,000
50,000 (3)	50,000	$3.75	November 1, 2012	86,500	86,500
150,000 (4)	75,000	$3.85	December 3, 2012	274,500	137,250
450,000 (5)	225,000	$5.00	June 3, 2013	1,341,000	670,500
270,000 (6)	-	$3.00	February 8, 2017	264,600	-

1,420,000	450,000			$3,442,600	$1,217,250

1.

As at September 30, 2008, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control and a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

2.

As at September 30, 2008, 100,000 of these options have vested. The remaining 300,000 shares vest as follows: 100,000 on November 20, 2008, 100,000 on February 20, 2009 and 100,000 on May 20, 2009. The fair value of the options on the grant date was calculated to be $1,031,800 for which the Company has recognized stock-based compensation for the options that vested in the amount of $257,950 included with consulting fees in the financial statements for the year ended September 30, 2008. The remaining 300,000 unvested options were re-measured on September 30, 2008 with their fair value determined to be $172,350 for which the Company recognized compensation expense of $62,802 included with consulting fees in the financial statements for the year ended September 30, 2008.

3.

As at September 30, 2008 these options were fully vested. The fair value of these options was calculated to be $122,150 which amount has been recognized as stock-based compensation and included with investor relations expense in the financial statements for the year ended September 30, 2008.

4.

As at September 30, 2008, 75,000 of these options had vested. The remaining 75,000 options vest on December 4, 2008. The fair value of the options on the grant date was calculated to be $269,910 for which the Company has recognized stock-based compensation in the amount of $256,954 included with consulting fees in the financial statements for the year ended September 30, 2008

5.

As at September 30, 2008, 225,000 of these options have vested. The remaining 225,000 options vest on June 3, 2009. The fair value of the options on the grant date was calculated to be $1,136,025 for which the Company has recognized stock-based compensation in the amount of $794,081 included with consulting fees in the financial statements for the year ended September 30, 2008.

6.

As at September 30, 2008, these options have not vested. The options vest upon one or more compounds: entering Phase 2 Trial – 90,000 options; entering Phase 3 Trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the years:

	2008	2007

Risk-free interest rate	2.28% - 3.785%	-
Expected life of options	2.25 - 5 years	-
Annualized volatility	77.82%	-
Dividend rate	0%	-

The volatility was determined based on an index of volatility from comparable companies. The expected term of the options granted to employees is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin No. 110 given that the Company has no historical experience with the exercise of options for which to base an estimate of the expected term of options granted. The Company anticipates it will discontinue the use of the simplified method of SAB 110 once sufficient historical option exercise behavior becomes apparent. The expected term of options granted to non-employees was determined to be the option term.

At September 30, 2008, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-date
	Shares	Price	Fair value

Unvested options at September 30, 2006	-	-
Granted	770,000	$3.00	$2.21
Unvested options at September 30, 2007	770,000	$3.00
Forfeited	(500,000)	$3.00	$2.21
Granted	1,150,000	$4.78	$2.47
Vested	(450,000)	$4.73	$2.46

Unvested options at September 30, 2008	970,000	$4.31	$2.42

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

As at September 30, 2008, there was a total of $ 464,447 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones. This unrecognized compensation cost is expected to be recognized during the year ended September 30, 2009. There has been no stock-based compensation recognized in the financial statements for the year ended September 30, 2008 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for non-cash consideration during the year (Note 6), are classified in the Company’s Statement of Operations as follows:

	2008	2007

Consulting	$2,218,488	$-
Investor relations	127,650	-
	$2,346,138	$-

c)	Patent and Collaboration Agreement

On February 1, 2007, the Company signed a contract with an officer of the Company to acquire property for the development of a new drug compound including three patents and one patent application. Pursuant to the agreement, the Company agreed to the following:

	i)	Invest a minimum of $200,000 every fiscal year into scientific research and;

	ii)	Hire the director as a consultant to carry out the Company’s Research and Development program at $6,000 per month and;

	iii)	Pay to the director 6% of the net income earned from the exploitation of the patent and patent application; and

	iv)	Disburse a one-time payment to the director an amount of $72,000 before December 31, 2007 as consideration for the transfer of the patents and the patent application. (paid)

Effective January 1, 2008, the monthly salary paid to the director was increased to 7,000 Euros. As at September 30, 2008, the Company has complied with the terms of the Patent and Collaboration Agreement and it remains in good standing

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 8	Commitments – (cont’d)

d)	Consulting Agreement – Note 4

On May 20, 2008, the Company signed an agreement with a director of the Company to provide consulting services. Pursuant to the terms of the agreement, the Company:

	i)	will issue 200,000 common shares at the rate of 25,000 common shares per quarter commencing August 20, 2008.

ii)

issued 400,000 common stock options entitling the consultant to purchase an additional common share for each option held at $5.25 per share for a period of 3 years. These options vest at the rate of 100,000 options per quarter commencing August 20, 2008.

	iii)	will pay a 4% finder’s fee for up to $100 million on funds raised from any source except from investment banking enterprises and 2% for funds raised in excess of $100 million.

The consulting agreement with the director is being accounted for in accordance with the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” whereby the fair values of the shares to be issued and the unvested options are recognized ratably over the period for the consulting services are provided.

During the year ended September 30, 2008, the Company recognized stock-based compensation in the following amounts in respect of this consulting agreement:

Common shares issued	$126,750
Common shares to be issued	$125,849
Stock – based compensation - options vested	$257,950
- options not yet vested	$62,802

Note 9	Supplemental Cash flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the year ended September 30, 2008:

a)

The Company terminated the services of its CEO and the agreed upon severance package included the issuance of 65,000 common shares at $5.24 per share totaling $340,600 and the issuance of a promissory note payable in the amount of $200,000 of which $128,500 was applied to unpaid consulting fees and the remaining $71,500 was charged as severance pay in the current year.

b)	The Company issued 10,000 shares at $4.50 per share for a total of $45,000 to settle an account payable.

c)	The Company issued 50,000 common shares at $3.86 per share for a total of $193,000 and 25,000 common shares at $5.00 per share for a total of $125,000 for payments of consulting services.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and 2007
(Stated in US Dollars)

Note 9	Supplemental Cash flow Information – (cont’d)

During the year ended September 30, 2007:

a)	The Company issued 92,500 shares of common stock at $3.60 per share to a significant shareholder for settlement of a loan payable of $333,000.

b)	The Company issued 222,222 shares of common stock at $3.60 per share for a total of $800,000 for research and development services.

There were no amounts paid in 2008 and 2007 in respect of interest or income taxes.

Note 10	Subsequent Event

Subsequent to September 30, 2008:

i)	the Company issued 25,000 common shares to a director of the Company pursuant to a consulting agreement (Note 8(d)).

ii)

the Company entered into private placement subscription agreements to issue units of the Company at a price of $2.25 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional share at a price of $4.00 per share for a period of one year from the closing date of the offering. The total offering is intended to be $3,500,000. To date, the Company has raised $195,500 on this unit offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On January 21, 2008, Amisano Hanson. Chartered Accountants resigned as our independent accountant. Amisano Hanson recently entered into an agreement with BDO Dunwoody LLP, pursuant to which Amisano Hanson will merge its operations into BDO Dunwoody and certain of the professional staff and partners joined BDO Dunwoody either as employees or partners of BDO Dunwoody and will continue to practice as members of BDO Dunwoody.

The report of Amisano Hanson regarding our financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended December 31, 2006 and 2005 contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern. During the years ended December 31, 2006 and 2005 and during the period from the end of the most recently completed fiscal year through January 21, 2008, the date of resignation, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to such disagreements in its reports.

We provided Amisano Hanson with a copy of our current report on Form 8-K prior to its filing with the Securities and Exchange Commission and requested that Amisano Hanson furnish our company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of such letter, dated March 7, 2008, is attached as Exhibit 16.1 to our current report on Form 8-K/A filed with the SEC on March 10, 2008.

Concurrent with the resignation of Amisano Hanson, we engaged BDO Dunwoody, as our independent accountant. Prior to engaging BDO Dunwoody, we did not consult with BDO Dunwoody regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by BDO Dunwoody on our financial statements, and BDO Dunwoody did not provide any written or oral advice that was an important factor considered by our company in reaching a decision as to any such accounting, auditing or financial reporting issue. The engagement of BDO Dunwoody was approved by our board of directors.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer, evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management, with the participation of our principal executive and principal financial officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of September 30, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of September 30, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Material Weaknesses Identified

Based on our management’s evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(i)

Lack of independent members on our audit committee. Our principal executive and principal financial officer is the only member of our audit committee. We currently have three independent directors on our board, but have yet to elect a functioning audit committee. Our goal is to eventually have an audit committee comprised of independent directors.

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended September 30, 2008, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(iii)	There is a lack of sufficient supervision and review by our management;

(iv)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(v)

Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's September 30, 2008 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

(1)	We intend to appoint independent members to our audit committee in the 2009 fiscal year; and

(2)	We intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Limitations on Effectiveness of Controls

Our principal executive and principal financial officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at September 30, 2008, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Panos Kontzalis (1)	Former Chief Executive Officer and Director	63	January 25, 2007
Harvey Lalach	President, Chief Financial Officer and Director	42	April 25, 2006
Cameron Durrant	Director	47	December 17, 2007
Alison Ayers	Director	56	May 20, 2008
David Tousley	Director	53	June 3, 2008
Alexander Vamvakides(2)	Former Director	69	January 31, 2007

(1)	Mr. Kontzalis resigned on May 20, 2008
(2)	Mr. Vamvakides resigned on May 20, 2008

Certain Significant Employees

As at September 30, 2008, our significant employees, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Appointed
Alexandre Vamvakides	Chief Scientific Officer	69	January 27. 2007
George Kalkanis	VP Strategic Planning	42	February 8, 2007

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Harvey Lalach, President, Chief Financial Officer and Director since January 25, 2007

For the past 22 years Mr. Lalach has been involved in various aspects of the securities industry. From 1986 through to 1997 he was involved in various roles in financial institutions starting at the Vancouver Stock Exchange and later working in securities related roles for BMO Nesbitt Burns and TD Bank and. For the past 10 years Mr. Lalach has focused on the operation and administration of numerous start-up US and Canadian public companies serving as both Director and Officer in various capacities. Most recently Mr. Lalach served as President and CEO for Assure Energy, Inc. (OTCBB: ASUR) and Quarry Oil & Gas Corp. (TSXV: QUC). Throughout his career, Mr. Lalach has gained extensive experience in the Management and Governance of listed public companies.

Cameron Durrant, Director since December 17, 2007

Mr. Durrant is currently Worldwide Vice President, Virology Global Strategic Marketing for Johnson + Johnson (NYSE: JNJ). Dr. Durrant was president and CEO of Pediamed Pharmaceuticals, Inc. Dr. Durrant’s background also includes executive-level positions with Merck & Co. (NYSE: MRK), Glaxo Smith Kline PLL (NYSE GSK) and Pharmacia Healthcare Ltd. (now Pfizer Inc. (NYSE: PFE)). Dr. Durrant was a regional winner and national finalist for Ernst & Young’s Entrepreneur of the Year award in 2005. Dr. Durrant holds a MBA from Henley Management College at Oxford and a MB and BCh (equivalent to American MD degree) from the Welsh National School of Medicine in Cardiff, U.K.

Alison Ayers, Director since May 20, 2008

Ms. Ayers is the current Worldwide Commercial Head for Oncology for Pfizer Inc. (NYSE: PFE). She is a member of the leadership team that develops Pfizer’s oncology strategic plan and which manages the portfolio, including asset prioritization, development planning, strategic and investment decisions including licensing and acquisitions.

Previously, Ms. Ayers was Commercial Head, Infectious Disease, Worldwide Marketing for Pfizer, responsible for strategic leadership for the company's infectious disease portfolio. Under her leadership, Pfizer's infectious disease portfolio exceeded $3 billion in sales in 2005, with two compounds achieving sales growth of 20-30%.

Before joining Pfizer Ms. Ayers was Vice President of Portfolio Management for Pharmacia Healthcare Ltd, where she developed and implemented strategies to maximize earnings from the company's complex global $2.5 billion diversified products portfolio, which is comprised of more than 600 mature, non- promoted products. In her earlier role as Vice President, Commercial Development, Oncology for Pharmacia, Ms. Ayers was responsible for providing commercial leadership for the company's oncology pipeline, and held a pivotal role in the acquisition of biotech company Sugen, which delivered Pfizer's leading angiogenesis inhibitor, Sutent. Pharmacia was acquired by Pfizer in 2003.

Ms. Ayers' background also includes senior positions in business and product planning for numerous bioscience and pharmaceutical companies, including Merck & Co. (NYSE: MRK), The Health Care Group, U.S. Bioscience, Inc. (Amex: UBS), Bristol-Myers Squibb Co. (NYSE: BMY) and Lederle Laboratories. She holds a Master of Science with distinction in biopharmacy and a Diploma in Business Studies, both from the University of London, UK, as well as a Bachelor of Science with honors in physiology and biochemistry from the University of Southampton, UK.

David Tousley, Director since June 3, 2008

Mr. Tousley has over 25 years of senior-level experience in biotech, specialty pharmaceuticals and full-phase pharmaceutical companies. He has held the position of President, COO and CFO at companies including airPharma, PediaMed Pharmaceuticals, Inc., AVAX Technologies Inc. (AVXT.OB), and Pasteur, Merieux, Connaught, (known today as Sanofi-Pasteur SA). During his career, Mr. Tousley has led all aspects of operations, including pharmaceutical development, in both the private and public company environment. His accomplishments include the raising over $90 million in debt and equity financings and he has led key business development activities, including joint ventures, partnerships, acquisitions and divestitures in the U.S., Europe and Australia.

Mr. Tousley currently serves as a director of ImmunoGenetix Therapeutics, Inc, a biotech company that is developing advanced DNA immunotherapies for HIV infection. He holds an MBA in accounting from Rutgers Graduate School of Business and a B.A. in English from Rutgers College, both in New Jersey. Mr. Tousley belongs to the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Alexandre Vamvakides, Chief Scientific Officer since Chief Scientific Officer

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

George Kalkanis, Vice-President, Strategic Planning since February 8, 2007

Mr. Kalkanis has over 15 years experience in the area of Business Analysis. His expertise is in analyzing information from various sources and developing intelligent models that provide assessments in order to support managerial business decision making. In the Phamaceutical sector Dr. Kalkanis has provided Busienss Forcasting and Marketing analysis solutions to Pharmaceutical Companies in Greece, such as Novartis Inc. (NYSE: NVS) and Boehringer Ingelheim GmbH. Dr. Kalkanis holds Masters and Doctorate Degrees from the University of Manchester (UK) in the areas of Information engineering, Computation and Applied Statisitcs.

Committees of the Board

Audit Committee

We have an audit committee, comprised of one director, Harvey Lalach, and an audit committee charter. A copy of our audit committee charter is attached as an exhibit to this Annual Report. The Audit Committee represents the Board of Directors in discharging its responsibility relating to the accounting, reporting and financial practices of the Company and its subsidiaries, and has general responsibility for oversight of internal controls, accounting and audit activities and legal compliance of the Company and its subsidiaries. However, the Audit Committee’s function is one of oversight only and shall not relieve the Company’s management of its responsibilities for preparing financial statements which accurately and fairly present the Company’s financial results and conditions or the responsibilities of the independent accountants relating to the audit or review of financial statements.

Currently we have one member of our Board of Directors who is considered as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, however he does not sit on our Audit Committee.

We have three directors in total who qualify as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-K that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Anavex Life Sciences Corp.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Panos Kontzalis	Nil	Nil	Nil
Alexandre Vamvakides	Nil	Nil	Nil
Athanasios Skarpelos	1(1)	1	Nil
George Kalkanis	Nil	Nil	Nil
Angela Vernadaki	Nil	Nil	Nil
Cameron Durrant	Nil	Nil	Nil
Alison Ayers	Nil	Nil	Nil
Harvey Lalach	Nil	Nil	Nil
David Tousley	Nil	Nil	Nil

(1) Mr. Skarpelos filed a late Form 4

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2008 who had total compensation exceeding $100,000; and

individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended September 30, 2008, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Harvey Lalach(1) President, CFO and Secretary	2008 2007 2006	$111,500 $56,000 Nil	Nil Nil Nil	Nil Nil Nil	$264,694 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$376,194 $56,000 Nil
Panos Kontzalis (2) Former CEO	2008 2007 2006	$127,500 $136,000 N/A	Nil Nil Nil	$340,600 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$71,500 Nil Nil	$539,600 $136,000 N/A

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Alexandre Vamvakides(3) Chief Scientific Officer	2008 2007 2006	$113,382 $48,000 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	$113,382 $48,000 N/A
George Kalkanis(4) VP Strategic Planning	2008 2007 2006	$90,000 $60,000 N/A	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$90,000 $60,000 N/A
Angela Vernadaki(5) Former VP Business Development	2008 2007 2006	$28,280 $41,600 N/A	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$28,280 $41,600 N/A
Yang Wu(6) Former President and CEO	2008 2007 2006	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil
Pei Ru Wu(7) Former COO	2008 2007 2006	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil

(1) Mr. Lalach was appointed President, CFO and Secretary on April 25, 2006. The fair value of the options granted to Harvey Lalach during the year was $378,675 of which $264,694 was expensed as stock-based compensation during the year. See Note 8 of the financial statements for the disclosure of the assumptions used in calculating the fair value of the options awarded.
(2) Dr. Kontzalis resigned as CEO on May 20, 2008.
(3) Dr. Vamvakides was appointed Chief Scientific Officer on January 31, 2007.
(4) Mr. Kalkanis was appointed VP Strategic Planning on February 8, 2007.
(5) Ms. Vernadaki was appointed VP Business Development on February 8, 2007 and resigned the position on February 29, 2008.
(6) Yang Wu resigned from his positions as CEO and President on April 25, 2006 and resigned as Director effective May 22, 2006.
(7) Pei Ru Wu resigned from his positions as COO and President on April 25, 2006 and resigned as Director effective May 22, 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Harvey Lalach	75,000	Nil	75,000	$5.00	June 3, 2013	Nil	Nil	Nil	Nil
Panos Kontzalis	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
George Kalkanis	Nil	Nil	150,000	$3.00	Feb 8, 2017	Nil	Nil	Nil	Nil
Angela	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Vernadaki
Alison Ayers	75,000	Nil	75,000	$5.00	June 3, 2013	Nil	Nil	Nil	Nil
Cameron Durrant	75,000 100,000	Nil Nil	75,000 300,000	$5.00 $5.25	June 3,2013 May 20, 2011	Nil	Nil	Nil	Nil
David Tousley	75,000	Nil	75,000	$5.00	June 3, 2013	Nil	Nil	Nil	Nil

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to September 30, 2008.

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

We have not adopted any other equity compensation plan other than our 2007 Stock Option Plan. The following issuances of common stock, stock options, or other equity securities were awarded to our directors during the year ended September 30, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Harvey Lalach	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Panos Kontzalis	$167,000	$340,600	Nil	Nil	Nil	$32,000	$539,600
George Kalkanis	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Angela Vernadaki	$43,080	Nil	Nil	Nil	Nil	Nil	$43,080
Alison Ayers (1)	Nil	Nil	$264,694	Nil	Nil	Nil	$264,694
Cameron Durrant (2)	Nil	Nil	$256,954	Nil	Nil	Nil	$256,954
David Tousley (3)	Nil	Nil	$264,694	Nil	Nil	Nil	$264,694

(1) Alison Ayers was granted options having a fair value of $378,675 of which $264,694 was expensed as stock-based compensation during the year. See Note 8 of the financial statements for the disclosure of the assumptions used in calculating the fair value of the options awarded.

(2) Cameron Durrant was granted options having a fair value of $269,910 during the year ended September 30, 2008 of which $256,954 was expensed as stock-based compensation during the year. See Note 8 of the financial statements for the disclosure of the assumptions used in calculating the fair value of the options awarded.
(3) David Tousley was granted options having a fair value of $378,675 of which $264,694 was expensed as stock-based compensation during the year. See Note 8 of the financial statements for the disclosure of the assumptions used in calculating the fair value of the options awarded.

During the fiscal year ended September 30, 2008, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue additional stock options to such persons in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [1]
Common Stock	Cede & Co. [2] PO Box 20 Bowling Green Station New York, NY 10004	3,365,200	Direct	16.84%
Common Stock	Athanasios Skarpelos 14 Rue Kleberg Geneva, Switzerland CH 1201	7,475,000	Direct	37.45%
Common Stock	Athanasios Skarpelos 14 Rue Kleberg Geneva, Switzerland CH 1201	92,500	Direct	0.46%

1 Percentage of ownership is based on 19,982,420 common shares issued and outstanding as of January 8, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2 Cede & Co is the nominee name for The Depository Trust Company, and we have no information on the beneficial owners of our common stock.

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [1]
Common Stock	Harvey Lalach 4837 Canyon Ridge Crescent Kelowna, BC	675,000 [2]	Direct	3.37%
Common Stock	Alexandre Vamvakides 3, Cite De L’alma Paris, France	Nil		Nil
Common Stock	George Kalkanis 20 Rfklodou Street Athens, Greece 10442	1,060,000 [3]	Direct	5.30%
Common Stock	Cameron Durrant #90 Fairmount Road West Califon, NJ 07830-3330	200,000 [4]	Direct	1.00%
Common Stock	Alison Ayers 27 O'Connor Circle West Orange, NJ 07052	75,000 [5]	Direct	0.38%
Common Stock	David Tousley 14610 Pawnee Lane Leawood, KS 66224	75,000 [6]	Direct	0.38%
	TOTAL	2,085,000		10.43%

1 Percentage of ownership is based on 19,982,420 common shares issued and outstanding as of January 8, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Includes 600,000 shares of common stock and 75,000 stock options exercisable within 60 days.
3 Includes 910,000 shares of common stock and 150,000 stock options exercisable within 60 days.
4 Includes 50,000 shares of common stock and 150,000 stock options exercisable within 60 days.
5 Includes 75,000 stock options exercisable within 60 days.
6 Includes 75,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Employment Contracts

Other than as described below, we are not party to any employment contracts with our directors and officers:

1.

We have a Consulting Agreement dated February 1, 2007 with Harvey Lalach, our current President, CFO and Secretary to provide management services to our company for consideration of $7,000 per month. The contract has a two year term with can be extended for an additional two year term. During the year ended September 30, 2008, we agreed to increase the compensation of Mr. Lalach to $12,500 per month.

2.	We have a Consulting Agreement with Cameron Durrant, our current Board of Directors Chairman to provide certain management and consulting services. Consideration for his services includes:

	(a)	the issuance of 200,000 shares of common stock to be paid installments of 25,000 shares every quarter;

	(b)	the issuance of 400,000 stock options exercisable at US $5.25 per share for a period of three years, subject to vesting provisions;

	(c)	a payment of a finders fee for any financing our company receives in the amount of 4% on the first $100,000,000 and 2% on the balance.

The contract has a two year term dated May 20, 2008 and expiring May 20, 2010.

3.

We have a Collaboration Agreement with our Chief Scientific Officer, Alexandre Vamvakides dated February 1, 2007 to provide the services of a Chief Scientific Officer and to acquire property for the development of a new drug compound including three patents and one patent application. Pursuant to the agreement, the Company agreed to the following:

	(a)	invest a minimum of $200,000 every fiscal year into scientific research;

	(b)	hire the Chief Scientific Officer as a consultant to carry out our company’s Research and Development program at $6,000 per month;

	(c)	pay to the director 6% of the net income earned from the exploitation of the patent and patent application; and

(d)	disburse a one-time payment to the director an amount of $72,000 before December 31, 2007 as consideration for the transfer of the patents and the patent application, which has been paid.

The agreement is in force until terminated by either Mr. Vamvakides or our company. During the year ended September 30, 2008, we agreed to increase the compensation of Mr. Vamvakides to 7,000 Euros per month.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended September 30, 2008 and September 30, 2007:

Fees		2008		2007
Amisano Hanson
Audit fees		$58,511		$12,495
Audit Related Fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
BDO Dunwoody LLP
Audit fees	$	Nil	$	Nil
Audit Related Fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total Fees		$58,511		$13,495

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Amisano Hanson, Chartered Accountants for the fiscal years ended September 30, 2008 and September 30, 2007 and BDO Dunwoody LLP for the fiscal year ended September 30, 2008, in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use Amisano Hanson or BDO, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Amisano Hanson or BDO to provide compliance outsourcing services.

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

Our board of directors have considered the nature and amount of fees billed by Amisano Hanson and BDO and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Amisano Hanson and BDO’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on January 13, 2005).
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on January 13, 2005).
3.3

Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (attached as an exhibit to our Current Report on Form 8-K, filed on January 25, 2007).

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (attached as an exhibit to our Registration Statement on Form SB-2, filed on January 13, 2005).
4.2	2007 Stock Option Plan (attached as an exhibit to our Current Report on Form 8-K, filed September 28, 2007).
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides, dated January 31, 2007 (attached as an exhibit to our Current Report on Form 8-K, filed February 7, 2007).
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (attached as an exhibit to our Current Report on Form 8-K, filed February 7, 2007).
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (attached as an exhibit to our Current Report on Form 8-K, filed February 7, 2007).
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (attached as an exhibit to our Current Report on Form 8-K, filed February 7, 2007).
10.5	Written description of Greek Patent Application Number 20070100020 (attached as an exhibit to our Current Report on Form 8-K, filed February 7, 2007).
10.6	Form of Stock Option Agreement (attached as an exhibit to our Current Report on Form 8-K, filed February 22, 2007).
10.7

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (attached as an exhibit to our Current Report on Form 8-K, filed September 27, 2007).

Exhibit Number	Description
10.8	Consulting Agreement with Cameron Durrant dated May 20, 2008 (attached as an exhibit to our Form 10-QSB, filed on August 18, 2008
(14)	Code of Ethics
14.1	Code of Conduct (attached as an exhibit to our Current Report on Form 8-K, filed September 28, 2007).
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Amisano Hanson regarding change in certifying accountant. (attached as an exhibit to our Current Report on Form 8-K, filed March 4, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.
By:

/s/ Harvey Lalach
Harvey Lalach
President, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: January 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harvey Lalach
Harvey Lalach
President, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: January 13, 2009

/s/ Alison Ayers
Alison Ayers
Director

Dated: January 13, 2009

/s/ Cameron Durrant
Cameron Durrant
Director

Dated: January 13, 2009

/s/ Cameron Durrant
David Tousley
Director

Dated: January 13, 2009