Form 10-Q
period 2008-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2009-02-23
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to: _______________

Commission File Number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27 Marathonos Ave., 15351 Athens, Greece
(Address of principal executive offices) (Zip code)

30 210 603 4026
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,982,420 common shares issued and outstanding as of February 12, 2009.

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM BALANCE SHEETS
December 31, 2008 and September 30, 2008
(Stated in US Dollars)
(Unaudited)

	December 31,	September 30,
	2008	2008
ASSETS

Current
Cash	$614	$6,357

Equipment	772	862
	$1,386	$7,219

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$1,073,951	$749,389
Promissory notes payable – Note 3	1,684,500	1,550,000
	2,758,451	2,299,389

CAPITAL DEFICIT

Capital stock – Note 4
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,982,420 common shares (September 30, 2008: 19,957,420)	19,982	19,957
Shares to be issued – Note 5	194,549	125,849
Share subscriptions received – Note 8	128,081	-
Additional paid-in capital	4,891,179	4,624,838
Deficit accumulated during the development stage	(7,990,856)	(7,062,814)

	(2,757,065)	(2,292,170)

	$1,386	$7,219

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPRENHENSIVE LOSS
for the three months ended December 31, 2008 and 2007 and
for the period from January 23, 2004 (Date of Inception) to December 31, 2008
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2008	2007	2008
		Restated -
		Note 9
Expenses
Accounting and audit fees	$31,260	$2,150	$154,676
Amortization	90	-	310
Bank charges and interest	876	1,542	15,982
Consulting fees – Notes 5 and 6	515,567	619,368	4,152,703
Investor relations	25,000	-	288,560
Legal fees	3,610	14,040	121,939
Management fees – Note 5	-	-	14,625
Office and miscellaneous	40,640	22,877	224,968
Registration and filing fees	5,576	3,897	29,906
Rent and administration – Note 5	-	30,000	148,750
Research and development	284,104	295,150	2,723,284
Website design and maintenance	-	-	25,270

Loss before other items	(906,723)	(989,024)	(7,900,973)
Other income (loss)
Interest	(30,491)	-	(90,775)
Foreign exchange gain (loss)	9,172	(282)	892

Net loss and comprehensive loss for the period	$(928,042)	$(989,306)	$(7,990,856)

Basic and diluted loss per share	$(0.05)	$(0.05)

Weighted average number of shares outstanding	19,965,300	19,525,639

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2008 and 2007 and
for the period from January 23, 2004 (Date of Inception) to December 31, 2008
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2008	2007	2008
		Restated –
		Note 9
Cash Flows used in Operating Activities
Net loss for the period	$(928,042)	$(989,306)	$(7,990,856)
Add items not involving cash:
Amortization	90	-	310
Stock based compensation	200,616	248,668	1,885,402
Common shares issued for consulting expenses	134,450	193,000	454,200
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and development
expenses	-	-	800,000
Management fees contributed	-	-	14,625
Rent contributed	-	-	3,750
Adjustments to reconcile net loss to net cash used in
operating activities:
Prepaid expenses	-	(10,000)	-
Accounts payable and accrued liabilities	324,562	(118,805)	1,247,452

Net cash used in operating activities	(268,324)	(676,443)	(3,173,017)

Cash Flows provided by Financing Activities
Issuance of common shares	-	525,000	1,195,467
Proceeds from promissory notes	134,500	200,000	1,584,500
Repayment of promissory notes	-	-	(100,000)
Share subscriptions received	128,081	-	128,081
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000

Net cash provided by financing activities	262,581	725,000	3,174,713

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(1,082)

Increase (decrease) in cash during the period	(5,743)	48,557	614

Cash, beginning of period	6,357	25	-

Cash, end of period	$614	$48,582	$614

Supplemental Cash Flow Information – Note 7

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2008
(Stated in US Dollars)
(Unaudited)

							Deficit
	Common Stock						Accumulated
			Additional		Share	Common	During the
			Paid-in		Subscriptions	Shares to be	Development
	Shares	Par Value	Capital		Received	Issued	Stage	Total

Capital stock issued for cash on January 23, 2004 -	12,000,000	$12,000	$28,000	$	- $	-	$-	$40,000
at $0.0033
Net loss from January 23, 2004 to September 30,	-	-	-		-	-	(14,395)	(14,395)
2004
Balance, September 30, 2004	12,000,000	12,000	28,000		-	-	(14,395)	25,605
Capital stock issued for cash on December 31,	7,200,000	7,200	16,800		-	-	-	24,000
2004 - at $0.0033
Management fees contributed	-	-	13,000		-	-	-	13,000
Rent contributed	-	-	3,000		-	-	-	3,000
Net loss for the year	-	-	-		-	-	(91,625)	(91,625)
Balance, September 30, 2005	19,200,000	19,200	60,800		-	-	(106,020)	(26,020)
Management fees contributed	-	-	1,625		-	-	-	1,625
Rent contributed	-	-	750		-	-	-	750
Debt forgiven by directors	-	-	33,666		-	-	-	33,666
Net loss for the year	-	-	-		-	-	(25,532)	(25,532)
Balance, September 30, 2006	19,200,000	19,200	96,841		-	-	(131,552)	(15,511)
Capital stock issued for research and
development services on September 24, 2007 -	222,222	222	799,778		-	-	-	800,000
at $3.60
Capital stock issued for settlement of loan payable	92,500	93	332,907		-	-	-	333,000
on September 25, 2007 - at $3.60
Net loss for the year	-	-	-		-	-	(1,579,993)	(1,579,993)
Balance, September 30, 2007 – carried forward	19,514,722	$19,515	$1,229,526		-	-	$(1,711,545)	$(462,504)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
	Common Stock					Accumulated
			Additional	Share	Common	During the
			Paid-in	Subscriptions	Shares to be	Development
	Shares	Par Value	Capital	Received	Issued	Stage	Total

Balance, September 30, 2007 – brought forward	19,514,722	$19,515	$1,229,526	-	-	$(1,711,545)	$(462,504)
Capital stock issued for cash on December 10,	150,000	150	524,850	-	-	-	525,000
2007 - at $3.50
Capital stock issued for consulting services on	50,000	50	192,950	-	-	-	193,000
December 18, 2007 – at $3.86
Capital stock issued in settlement of debt on	10,000	10	44,990	-	-	-	45,000
December 18, 2007 - at $4.50
Stock-based compensation for shares issued at a	-	-	65,000	-	-	-	65,000
discount
Capital stock issued for severance on May 15,	65,000	65	340,535	-	-	-	340,600
2008 - at $5.24
Common stock to be issued for consulting	-	-	-	-	252,599	-	252,599
services
Capital stock issued for consulting services on	25,000	25	126,725	-	(126,750)	-	-
August 19, 2008 - at $5.00
Capital stock issued for cash on August 19, 2008	142,698	142	606,325	-	-	-	606,467

- at $4.25
Stock based compensation	-	-	1,493,937	-	-	-	1,493,937
Net loss for the year	-	-	-	-	-	(5,351,269)	(5,351,269)
Balance, September 30, 2008 – carried forward	19,957,420	19,957	4,624,838	-	125,849	(7,062,814)	(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
	Common Stock					Accumulated
			Additional	Share	Common	During the
			Paid-in	Subscriptions	Shares to be	Development
	Shares	Par Value	Capital	Received	Issued	Stage	Total
Balance, September 30, 2008 – brought forward	19,957,420	19,957	4,624,838	-	125,849	(7,062,814)	(2,292,170)
Stock based compensation – Note 6	-	-	200,616	-	-	-	200,616
Capital stock issued for consulting services on
November 20, 2008 - at $2.63	25,000	25	65,725	-	(65,750)	-	-
Shares to be issued for consulting services - Note 5	-	-	-	-	134,450	-	134,450
Share subscriptions received	-	-	-	128,081	-	-	128,081
Net loss and comprehensive loss for the period	-	-	-	-	-	(928,042)	(928,042)

Balance, December 31, 2008	19,982,420	$19,982	$4,891,179	$128,081	$194,549	$(7,990,856)	$(2,757,065)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations

The Company is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and has not yet realized any revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the treatment of cancer and diseases of the central nervous system

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2008, the Company had an accumulated deficit of $7,990,856 (September 30, 2008 - $7,062,814) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due Management expects the Company’s operating cash requirement over the twelve-month period ended December 31, 2009 to be $5,180,000. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated in the State of Nevada, United States of America on January 23, 2004 as Thrifty Printing Inc. On January 25, 2007, the Company changed its business from developing online photofinishing services to its current business and changed its name to Anavex Life Sciences Corp.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended September 30, 2008. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on September 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited – Page 2)

Note 2	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Company adopted SFAS 157 effective October 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective October 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company as of October 1, 2009. The Company expects that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of evaluating the impact, if any, of FSP 142-3 on its financial statements.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited – Page 3)

Note 2	Recent Accounting Pronouncements – cont’d

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

Note 3	Promissory Notes Payable

The Company has issued unsecured promissory notes totalling $1,584,500 in exchange for funds received from several parties. The promissory notes bear interest at 8%, and are due on December 31, 2008. As at December 31, 2008, these notes were in default but subsequent to December 31, 2008, the Company successfully renegotiated this debt by exchanging these notes for convertible loans – (Note 8)

In addition, the Company has issued one promissory note to a former officer of the Company, in the amount of $200,000, pursuant to a termination agreement. The note is without interest and had specified repayment terms. $100,000 was repaid in accordance with the repayment terms. As at December 31, 2008 the Company is in default of the payment terms for the entire $100,000 balance owing.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited – Page  4)

Note 4	Capital Stock – cont’d

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

On August 19, 2008, the Company issued 25,000 common shares at $5.07 per share for a total of $ 126,750 to a director of the Company pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date.

On August 19, 2008, the Company issued 142,698 units at $4.25 per unit for proceeds of $606,467 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $5.00 per share until August 19, 2009.

On November 20, 2008, the Company issued 25,000 common shares at $2.63 per share for a total of $ 65,750 to a director of the Company pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date.

Note 5	Related Party Transactions

The following amounts have been donated to the Company by the directors:

			January 23,
			2004 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2008	2007	2008
Management fees	$-	$-	$14,625
Rent and administration	-	-	3,750
Debt forgiven by directors	-	-	33,666
	$-	-	$52,041

During the three-month period ended December 31, 2008, the Company was charged consulting fees totaling $67,959 (2007: $90,000) by a director and an officer of the Company.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited – Page 5)

Note 5	Related Party Transactions – cont’d

On May 20, 2008, the Company executed an agreement with a director of the Company to provide consulting services for consideration consisting of 200,000 common shares to be issued every quarter at the rate of 25,000 per quarter commencing August 20, 2008 and by granting 400,000 share purchase options which vest at the rate of 100,000 per quarter commencing August 20, 2008. The Company calculated compensation expense associated with this agreement as follows:

a)

At September 30, 2008, the value of the shares to be issued under this agreement was $125,849. During the three months ended December 31, 2008, as a result of re-measuring the remaining shares to be issued, the Company recognized a compensation expense of $134,450. Subsequent to the issuance of 25,000 common shares on November 20, 2008 having a fair value of $65,750, the remaining 150,000 shares to be issued under this agreement have a value of $194,549 on December 31, 2008.

b)

At December 31, 2008, the remaining 200,000 unvested options were re-measured with their fair value determined to be $142,000 for which the Company recognized compensation expense of $45,906. As at December 31, 2008, there remains $96,094 to be recognized over the remaining term of the agreement.

At December 31, 2008, included in accounts payable and accrued liabilities is $38,976 (September 30: $10,114) owed to an officer of the Company in respect of unpaid consulting fees.

Note 6	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Balance, September 30, 2008 and December 31, 2008	292,698	$5.00

At December 31, 2008, the Company has 292,698 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date

142,698	$5.00	August 2009
150,000	$5.00	December 2009
292,698

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited – Page 6)

Note 6	Commitments – cont’d

b)	Stock-based Compensation Plan

At December 31, 2008 the Company has stock purchase options outstanding entitling directors of the Company and consultants to purchase a total of 1,420,000 common shares of the Company. A summary of the outstanding stock purchase options is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at September 30, 2008 and
December 31, 2008	1,420,000	$4.44

Exercisable at December 31, 2008	625,000	$4.65

At December 31, 2008, the following stock options were outstanding:

Number of Shares					Aggregate	Intrinsic Value
Total		Number	Exercise		Intrinsic	Of Vested
Number		Vested	Price	Expiry Date	Value	Options

100,000	(1)	-	$3.86	December 1, 2010	$-	$-
400,000	(2)	200,000	$5.25	May 20,2011	-	-
50,000	(3)	50,000	$3.75	November 1, 2012	-	-
150,000	(4)	150,000	$3.85	December 3, 2012	-	-
450,000	(5)	225,000	$5.00	June 3, 2013	-	-
270,000	(6)	-	$3.00	February 8, 2017	-	-

1,420,000		625,000			$-	$-

1.

As at December 31, 2008, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control and a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

2.

As at December 31, 2008, 200,000 of these options have vested. The remaining 200,000 shares vest as follows: 100,000 on February 20, 2009 and 100,000 on May 20, 2009. The fair value of the options on the grant date was calculated to be $1,031,800, of which the Company recognized $257,950 stock-based compensation for the options vested in the year ended September 30, 2008. At September 30, 2008, the remaining 300,000 unvested options were re-measured with their fair value determined to be $172,350, of which the Company recognized $62,802 stock-based compensation in the year ended September 30, 2008. At December 31, 2008, the remaining 200,000 unvested options were re-measured, with their fair value determined to be $142,000, of which the Company recognized $45,906 stock-based compensation, included in consulting fees, for the three-month period ended December 31, 2008.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited – Page 7)

Note 6	Commitments – cont’d

b)	Stock-based Compensation Plan – cont’d

3.

As at December 31, 2008 these options were fully vested. The fair value of these options was calculated to be $122,150 which amount has been recognized as stock-based compensation and included with investor relations expense in the financial statements for the year ended September 30, 2008

4.

As at December 31, 2008 all of these options had vested (75,000 having vested during the period ended December 31, 2008). The fair value of the options on the grant date was calculated to be $269,910 of which the Company has recognized stock-based compensation in the amount $12,960 for the three-month period ended December 31, 2008, included with consulting fees in the financial statements.

5.

As at December 31, 2008, 225,000 of these options have vested. The remaining 225,000 options vest on June 3, 2009. The fair value of the options on the grant date was calculated to be $1,136,025 of which the Company has recognized stock-based compensation in the amount of $141,750 for the three-month period ended December 31, 2008, included with consulting fees in the financial statements.

6.

As at September 30, 2008, these options have not vested. The options vest upon one or more compounds: entering Phase 2 Trial – 90,000 options; entering Phase 3 Trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted or re-priced during the periods:

	2008	2007
Risk-free interest rate	1.07%	3.29%
Expected life of options	2.42 years	2.16 years
Annualized volatility	77.82%	77.82%
Dividend rate	0%	0%

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited – Page 8)

Note 6	Commitments – cont’d

b)	Stock-based Compensation Plan – cont’d

At December 31, 2008, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-date
	Shares	Price	Fair value
Unvested options at September 30, 2008	970,000	$4.31	$2.42
Vested	(175,000)	$4.65	$2.25
Unvested options at December 31, 2008	795,000	$4.24	$2.37

As at December 31, 2008, there was a total of $ 464,447 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones. This unrecognized compensation cost is expected to be recognized during the year ended September 30, 2009. There has been no stock-based compensation recognized in the financial statements for the period ended December 31, 2008 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for non-cash consideration during the three-month period, are classified in the Company’s Statement of Operations as follows:

	December 31, 2008	December 31, 2007

Consulting	$335,066	$248,668

Note 7	Supplemental Cash flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the period ended December 31, 2008 the Company issued 25,000 common shares at $2.63 per share for a total of $65,750 for payments of consulting services.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited – Page 9)

Note 8	Subsequent Events

Subsequent to December 31, 2008:

a)

the Company issued convertible loans totaling $1,819,418, of which $1,669,418 was in settlement of previously issued promissory notes, which matured on December 31, 2008, together with interest accrued thereon plus $150,000 on the receipt of new loan proceeds. The loans are interest free, due one year from the date of issue and convertible, at the option of the Holder, at any time until paid. The total principal and accrued interest of the loans is convertible at $2.50 per Unit. Each Unit is comprised of one Common Share and one Warrant, exercisable at $3.00 per share for a period of two years from the conversion date.

b)

the Company closed a private placement of 89,147 Units at a price of $2.25 per Unit for total proceeds of $200,581, of which $72,500 was received subsequent to December 31, 2008. (the Company received $128,051during the three-month period ended December 31, 2008). Each Unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional share at a price of $4.00 per share for a period of one year from the closing date of the placement.

c)

the Company engaged the services of a consultant to assist the Company in the advancement of drug candidates with the potential to provide disease-modifying treatments for certain neurological diseases. The agreement is for a period of one year and additional years may be negotiated.

In full consideration of the Consultant's Services, the Company shall compensate the Consultant as follows:

	i)	pay a fee of US$2,000 per month; paid quarterly at the beginning of each quarter.

	ii)	pay a fee of US$250 per speaking engagement made on behalf of the Company.

iii)

issue 50,000 common share purchase options exercisable at $2.75 per share of which 25,000 vest upon the execution of the agreement and 25,000 vest on the one year anniversary date of the agreement. These options have a term of 5 years.

Note 9	Prior Period Correction

In its prior fiscal year, during the three months ended December 31, 2007, the Company acquired intellectual property consisting of patents for consideration of $72,000 at which time the Company capitalized these costs as an intangible asset. Subsequent to December 31, 2007, in its fourth quarter ended September 30, 2008, the Company changed its accounting policy in respect of patent costs whereby the Company determined to expense the costs of its acquired patents. This change was made because the probability of success and length of time to develop commercial applications of the drugs subject to the patents acquired was too difficult to determine and there was no assurance that the acquired patents would ever be successfully commercialized.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited – Page 10)

Note 9	Prior Period Correction – cont’d

The effects of the change in accounting policy on the financial statements for the three months ended December 31, 2007 is as follows:

Statement of operations and comprehensive loss

Research and development
As previously reported	$223,150
Patent costs expensed	72,000

As restated	$295,150

Net loss and comprehensive loss for the period
As previously reported	$917,306
Patent costs expensed	72,000

As restated	$989,306

Basic and diluted loss per share
As previously reported	$(0.05)
Patent costs expensed	(0.00)

As restated	$(0.05)

Statement of cash flows

Net cash used in operating activities
As previously reported	$604,443
Patent costs expensed	72,000

As restated	$676,443

Net cash used in investing activities
As previously reported	$72,000
Patent costs expensed	(72,000)

As restated	$-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited – Page 11)

Note 10	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation in the current year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

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

The majority of our research and development activities are performed at Eurogenet Labs S.A., a private Greek company, in Athens, Greece. Under the direction of our Chief Scientific Officer, Dr. Vamvakides, Eurogenet Labs S.A. provides research facilities and personnel to carry out various research and development functions required to further develop our compounds.

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

.

Plan of Operations

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

We anticipate that we will require up to $5,180,000 for the 12 months ending December 31, 2009 to implement our plan of operation of researching and developing our four patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter some of our current compounds into clinical trials.

Cash Requirements

We will require additional funds to fund our planned operations, including the research and development of our three patents and one patent application, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter some our current compounds into clinical trials. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the 12 Month Period Ending December 31, 2009
Research and Development Activities	$4,300,000
Officer and Employee Compensation	400,000
Sales and Marketing	120,000
Legal, Accounting and Professional Fees	120,000
General and Administrative	240,000
Total	$5,180,000

Subsequent to December 31, 2008, the Company issued convertible loans totaling $1,819,418, of which $1,669,418 was in settlement of previously issued promissory notes, which matured on December 31, 2008, together with interest accrued thereon plus $150,000 on the receipt of new loan proceeds. The loans are interest free, due one year from the date of issue and convertible, at the option of the Holder, at any time until paid. The total principal and accrued interest of the loans is convertible at $2.50 per Unit. Each Unit is comprised of one Common Share and one Warrant, exercisable at $3.00 per share for a period of two years from the conversion date.

Liquidity and Capital Resources

Our financial condition for the three months ended December 31, 2008 is summarized as follows:

Working Capital

	December 31, 2008	September 30, 2008
Current Assets	$614	6,357
Current Liabilities	$2,758,451	2,299,389
Working Capital Surplus (Deficit)	$(2,757,837)	(2,293,032)

Results of Operations

Revenue

We have not earned any revenues since our inception (January 23, 2004). We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Expenses

Our expenses for the three months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended
	December 31
	2008	2007 (1)
Accounting and audit fees	$31,260	2,150
Amortization	90	-
Bank Charges and Interest	876	1,542
Consulting fees	515,567	619,368
Investor relations	25,000	-
Legal fees	3,610	14,040
Management fees	-	-
Office and miscellaneous	40,640	22,877
Registration and filing fees	5,576	3,897
Rent and administration	-	30,000
Research and development	284,104	295,150
Website design and maintenance	-	-
Total expenses	$906,723	989,024

Operating expenses for the quarter have declined from $989,024 for the same period in 2007 to $906,723. Accounting and audit fees increased significantly as a result of fees related to the Company’s annual audit. Consulting fees for the quarter declined to $515,567 from $619,386 reflecting lower compensation related expenses and Legal fees declined to $3,610 from $14,040 as a result of non-recurring one time charges relating to our patents and trademarks.

(1) The results of operations for the three months ended December 31, 2007 have been restated as discussed in Note 9 of the financial statements for the period ended December 31, 2008.

Research and Development Activities

ANAVEX's SIGMACEPTOR(TM)-N program pipeline is focused on developing disease-modifying treatments for neurological conditions.

Considerable advancements have been made with ANAVEX 2-73 and its optimized derivative ANAVEX 19-144. ANAVEX 2-73 is expected to be the first compound to enter clinical trials in 2009 for Alzheimer’s disease. Moreover, ANAVEX 2-73 or its optimized derivative ANAVEX 19-144 is intended to enter clinical trials for epilepsy treatment later in 2009 or early 2010. Results from animal models reveal that these compounds have significant anti-amnesic, neuroprotective and anticonvulsant properties. These activities involve muscarinic and sigma-1 receptor components, which is significant because it indicates a unique synergistic mode of action that may help provide disease modifying potential for Alzheimer’s and protect the neurons from oxidative stress. Moreover, such potential can provide control for epilepsy and prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain. Published results were presented at the Neuroscience 2007 conference in San Diego. Ongoing pre-clinical studies are being conducted in collaboration with Universite Montpellier.

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

SIGMACEPTOR(TM)-C program pipeline involves the development of novel and original drug candidates targeting cancer. To date we have identified over 50 compounds that have exhibited growth inhibiting activity at a low micromolar concentration and two of them even lower at a nanomolar range concentration.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

There are accounting policies that we believe are significant to the presentation of our financial statements. The most significant of these accounting policies relates to the accounting for our research and development expenses and stock-based compensation expense.

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

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

. The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Company adopted SFAS 157 effective October 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective October 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company as of October 1, 2009. The Company expects that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of evaluating the impact, if any, of FSP 142-3 on its financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer, evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management, with the participation of our principal executive and principal financial officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

We continue to have weaknesses as disclosed in our annual report on Form 10-K filed on January 13, 2009. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies at some time in the future, this will depend on our financial position and the management’s determination of which changes should be made and when.. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting We have not made any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

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

Since inception (January 23, 2004), we have incurred aggregate net losses of $7.900,856 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:

/s/ Harvey Lalach
Harvey Lalach
President, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
February 23, 2009