Form 10-Q
period 2009-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2009-05-20
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes [ ] No

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,109,868 shares of common stock outstanding as of May 19, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2009 and September 30, 2008
(Stated in US Dollars)
(Unaudited)

	March 31,	September 30,
ASSETS	2009	2008

Current
Cash	$78,729	$6,357

Equipment	682	862

	$79,411	$7,219

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$1,267,637	$749,389
Loan payable to shareholder – Note 3	20,000	-
Promissory notes payable – Note 4	1,985,202	1,550,000

	3,272,839	2,299,389

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
20,109,868 common shares (September 30, 2008: 19,957,420)	20,110	19,957
Shares to be issued – Note 6	152,449	125,849
Additional paid-in capital	5,866,225	4,624,838
Deficit accumulated during the development stage	(9,232,212)	(7,062,814)

	(3,193,428)	(2,292,170)

	$79,411	$7,219

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2009 and 2008
and from January 23, 2004 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

					January 23,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009
		Restated – Note 10		Restated – Note 10
Expenses
Accounting and audit fees	$3,000	$34,579	$34,260	$36,729	$157,676
Accretion of debt discount – Note 4	7,781	-	7,781	-	7,781
Amortization	90	-	180	-	400
Bank charges and interest	5,918	12,079	37,285	13,621	112,675
Consulting fees – Notes 6 and 7	430,964	288,210	971,531	907,578	4,872,227
Legal fees	1,911	42,805	5,521	56,845	123,850
Management fees – Note 6	-	-	-	-	14,625
Office and miscellaneous	4,716	39,670	45,356	62,547	229,684
Registration and filing fees	469	822	6,045	4,719	30,375
Rent and administration	-	30,000	-	60,000	148,750
Research and development	328,859	229,278	612,963	524,428	3,052,143
Website design and maintenance	-	-	-	-	25,270

Loss before other items	(783,708)	(677,443)	(1,720,922)	(1,666,467)	(8,775,456)

Loss on extinguishment of
promissory notes payable – Note 4	(487,469)	-	(487,469)	-	(487,469)

Gain (Loss) on foreign exchange	29,821	(10,276)	38,993	(10,558)	30,713

Net loss for the period	$(1,241,356)	$(687,719)	$(2,169,398)	$(1,677,025)	$(9,232,212)

Basic and diluted loss per share	$(0.06)	$(0.03)	$(0.11)	$(0.08)

Weighted average shares outstanding	20,019,642	19,724,722	19,992,173	19,640,624

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2009 and
for the period from January 23, 2004 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004
			(Date of
	Six months ended		Inception) to
	March 31,		March 31,
	2009	2008	2009
		Restated
		– Note 10
Cash Flows used in Operating Activities
Net loss for the period	$(2,169,398)	$(1,677,025)	$(9,232,212)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	180	90	400
Accretion of debt discount	7,781	-	7,781
Stock-based compensation – Note 7	353,943	284,000	2,038,729
Loss on extinguishment of debt	487,469	-	487,469
Common shares to be issued for consulting services	159,850	193,000	479,600
Common shares issued for research and development	-	-	800,000
expenses
Common shares issued for severance	-	-	340,600
Promissory note issued for severance	-	-	71,500
Management fees contributed	-	-	14,625
Rent contributed	-	-	3,750
Changes in assets and liabilities:
Prepaid expenses	-	(5,000)	-
Accounts payable and accrued liabilities	518,248	15,180	1,441,138

Net cash used in operating activities	(641,927)	(1,189,755)	(3,546,620)

Cash Flows provided by Financing Activities
Proceeds from promissory notes	469,416	675,000	1,919,416
Repayment of promissory note	-	-	(100,000)
Issuance of common shares	224,883	525,000	1,420,350
Due to related parties	-	-	33,665
Loan payable to shareholder	20,000	-	353,000

Net cash provided by financing activities	714,299	1,200,000	3,626,431

Cash Flows from Investing Activities
Acquisition of equipment	-	(1,082)	(1,082)

Increase in cash during the period	72,372	9,163	78,729

Cash, beginning of period	6,357	25	-

Cash, end of period	$78,729	$9,188	$78,729

Supplemental Cash Flow Information – Note 8

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
	Common Stock					Accumulated
			Additional	Share	Common	During the
			Paid-in	Subscriptions	Shares to	Development
	Shares	Par Value	Capital	Received	be Issued	Stage	Total

Capital stock issued for cash - at $0.0033	12,000,000	$12,000	$28,000	-	-	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	-	-	(14,395)	25,605
Capital stock issued for cash - at $0.0033	7,200,000	7,200	16,800	-	-	-	24,000
Management fees contributed	-	-	13,000	-	-	-	13,000
Rent contributed	-	-	3,000	-	-	-	3,000
Net loss for the year	-	-	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	-	-	(106,020)	(26,020)
Management fees contributed	-	-	1,625	-	-	-	1,625
Rent contributed	-	-	750	-	-	-	750
Debt forgiven by directors	-	-	33,666	-	-	-	33,666
Net (loss) for the year	-	-	-		-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	-	-	(131,552)	(15,511)
Capital stock issued for research and development	222,222	222	799,778	-	-	-	800,000
services, on September 24, 2007 – at $3.60
Capital stock issued for research and development	92,500	93	332,907	-	-	-	333,000
services, on September 25, 2007 – at $3.60
Net loss for the year	-	-	-	-	-	(1,579,993)	(1,579,993)
Balance, September 30, 2007 – carried forward	19,514,722	$19,515	$1,229,526	-	-	$(1,711,545)	$(462,504)

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
	Common Stock					Accumulated
			Additional	Share	Common	During the
			Paid-in	Subscriptions	Shares to	Development
	Shares	Par Value	Capital	Received	be Issued	Stage	Total

Balance, September 30, 2007 – brought forward	19,514,722	19,515	1,229,526	-	-	(1,711,545)	(462,504)
Capital stock issued for cash on December 10, 2007- at	150,000	150	524,850	-	-	-	525,000
$3.50						-
Capital stock issued for consulting services on	50,000	50	192,950	-	-		193,000
December 18,2007 - at $3.86						-
Capital stock issued debt settlement of debt on	10,000	10	44,990	-	-	-	45,000
December 18, 2007- at $4.50
Stock-based compensation for shares issued at a	-	-	65,000	-	-		65,000
discount
Capital stock issued for severance on May 15, 2008 -	65,000	65	340,535	-	-		340,600
at $5.24
Common stock to be issued for consulting services	-	-	-	-	252,599		252,599
Capital stock issued for consulting services on August	25,000	25	126,725	-	(126,750)		-
19, 2008 - at $5.00
Capital stock issued for cash on August 19, 2008 - at	142,698	142	606,325	-	-		606,467
$4.25
Stock-based compensation	-	-	1,493,937	-	-	-	1,493,937
Net loss for the year	-	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008	19,957,420	$19,957	$4,624,838	-	125,849	$(7,062,814)	$(2,292,170)

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
	Common Stock					Accumulated
			Additional	Share	Common	During the
			Paid-in	Subscriptions	Shares to	Development
	Shares	Par Value	Capital	Received	be Issued	Stage	Total

Balance, September 30, 2008 – brought forward	19,957,420	19,957	4,624,838	-	125,849	(7,062,814)	(2,292,170)
Stock-based compensation – Note 7	-	-	353,943	-	-	-	353,943
Capital stock issued for consulting services on November
20, 2008 – at $2.63	25,000	25	65,725	-	(65,750)	-	-
Capital stock issued for consulting services on February
20, 2009 – at $2.50	25,000	25	62,475	-	(62,500)	-	-
Capital stock issued for consulting services on March 20,
2009 – at $2.50	2,500	3	4,997	-	-	-	5,000
Capital stock issued for cash on March 6, 2009 – at $2.25
	89,148	89	200,494	-	-	-	200,583
Capital stock issued for cash on March 20, 2009 – at
$2.25	10,800	11	24,289	-	-	-	24,300
Shares to be issued for consulting services – Note 6	-	-	-	-	154,850	-	154,850
Beneficial conversion feature on convertible debt – Note
4	-	-	41,995	-	-	-	41,995
Extinguishment of debt – Note 4	-	-	487,469	-	-	-	487,469
Net loss for the period	-	-	-	-	-	(2,169,398)	(2,169,398)

Balance, March 31, 2009	20,109,868	$20,110	$5,866,225	$-	$152,449	$(9,232,212)	$(3,193,428)

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2009, the Company had an accumulated deficit of $9,232,212 (September 30, 2008 - $7,062,814) since its inception, has a working capital deficit of $3,194,110 (September 30, 2008 - $2,305,746) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, or EITF 07-05. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants and convertible notes are considered indexed to our stock. The Company will adopt EITF 07-05, beginning October 1, 2009. Under EITF 07-05, equity-linked instruments that are not indexed to the Company’s own stock and thus classified as liabilities are carried at fair value and adjusted quarterly.

Recent Accounting Pronouncements Not Yet Adopted

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 3

Note 2	Recent Accounting Pronouncements – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning October 1, 2009 and will be applied retrospectively to all periods presented. The Company is currently evaluating the effects of adopting FSP APB 14-1.

Note 3

Loan Payable to Shareholder

During the period ended March 31, 2009, the Company received a loan of $20,000 from a shareholder. The loan is unsecured, non-interest bearing with no specific terms of repayment.

Note 4	Promissory Notes Payable

The Company has issued unsecured promissory notes totaling $1,919,418 in exchange for funds received from several parties. The promissory notes have no terms of interest and are due on demand but not before January 13, 2010 as to $150,000, February 2, 2010 as to $1,669,418 and March 16, 2010 as to $100,000. The promissory notes are convertible into units at $2.50 per unit as to $1,819,416 of the notes and at $2.25 as to $100,000. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date.

The promissory note of $1,669,418 was issued in exchange for a promissory note of the same amount that had matured as a result of the Company renegotiating this debt. The Company recorded the transaction as a debt extinguishment in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” with the Company incurring a loss on extinguishment of $487,469 as a result of recording the new promissory note at its fair value of $2,156,887. The premium of the fair value of the note over its principal balance in the amount of $487,469 has been recorded as additional paid-in capital.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 4

Note 4	Promissory Notes Payable – (cont’d)

The Company recorded a beneficial conversion feature totaling $41,995 in respect of the promissory note issued in the amount $150,000 based on the comparison of the proceeds of the note allocated to the common stock portion of the conversion feature and the fair value of the common stock at the commitment date of the note in accordance with EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments”. This amount is being accreted using the effective interest rate method as a charge to income and included in accretion expense in the financial statements over the term of the note. During the three months ended March 31, 2009, the Company recorded accretion expense of $7,781 (2008: $Nil) in respect of the accretion of this beneficial conversion feature.

In addition, the Company has issued one promissory note to a former officer of the Company, in the amount of $200,000, pursuant to a termination agreement. The note is without interest and had specified repayment terms. The Company repaid $100,000 in accordance with the repayment terms. As at March 31, 2009 the Company is in default of the payment terms for the entire $100,000 balance owing.

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

On November 20, 2008, the Company issued 25,000 common shares at $2.63 per share for a total of $65,750 to a director of the Company pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 5

Note 5	Capital Stock – (cont’d)

On February 20, 2009, the Company issued 25,000 common shares at $2.50 per share for a total of $62,500 to a director of the Company pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date.

On March 6, 2009, the Company issued 89,148 units at $2.25 per unit for proceeds of $200,583 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until March 6, 2010.

On March 20, 2009, the Company issued 10,800 units at $2.25 per unit for proceeds of $24,300 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until March 20, 2010.

On March 20, 2009, the Company issued 2,500 common shares at $2.00 per share for a total of $5,000 to a public relations consultant pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date.

Note 6	Related Party Transactions

During the three and six months ended March 31, 2009 and 2008, the Company was charged consulting fees from officers and a private company owned by a director as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008

Consulting fees	$64,867	$90,500	$132,826	$180,500

The following amounts have been donated to the Company by the directors:

					January 23,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

Management fees	$-	$-	$-	$-	$14,625
Rent and administration	-	-	-	-	3,750
Debt forgiven by directors	-	-	-	-	33,666

	$-	$-	$-	$-	$52,041

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 6

Note 6	Related Party Transactions – (cont’d)

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

a)

At September 30, 2008, the value of the shares to be issued under this agreement was $125,849. During the six months ended March 31, 2009, as a result of re-measuring the remaining shares to be issued, the Company recognized a compensation expense of $154,850. Subsequent to the issuance of 25,000 common shares on November 20, 2008 having a fair value of $65,750 and 25,000 common shares on February 20, 2009 having a fair value of $62,500, the remaining 125,000 shares to be issued under this agreement have a value of $152,449 on March 31, 2009.

b)

At December 31, 2008, the remaining 200,000 unvested options were re-measured with their fair value determined to be $142,000 for which the Company recognized compensation expense of $45,906. At March 31, 2009, the remaining 100,000 unvested options were re-measured with their fair value determined to be $38,000 for which the Company recognized compensation expense of $24,392. As at March 31, 2009, there remains $13,608 to be recognized over the remaining term of the agreement.

Included in accounts payable and accrued liabilities at March 31, 2009 is $88,192 (September 30, 2008 - $10,114) owing to directors and officers of the Company.

Note 7	Commitments

	a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Balance, September 30, 2008	292,698	$5.00
Issued	99,948	$4.00

Balance, March 31, 2009	392,646

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 7

Note 7	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

At March 31, 2009, the Company has 392,646 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as summarized below:

		Weighted
		Average
	Number of	Exercise
Expiry Date	Shares	Price
August 2009	142,698	$5.00
December 2009	150,000	$5.00
March 2010	89,148	$4.00
March 2010	10,800	$4.00

	392,646	$4.75

b)	Stock Based Compensation Plan

At March 31, 2009 the Company has stock purchase options outstanding entitling directors of the Company and consultants to purchase a total of 1,475,000 common shares of the Company. A summary of the outstanding stock purchase options is presented below:

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at September 30, 2008	1,420,000	$4.44
Granted	55,000	$2.73

Outstanding at March 31, 2009	1,475,000	$4.38

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 8

Note 7	Commitments – (cont’d)

b)	Stock Based Compensation Plan – (cont’d)

At March 31, 2009, the following stock options were outstanding and exercisable:

Number of Shares					Intrinsic
				Aggregate	Value of
	Number	Exercise		Intrinsic	Vested
Total Number	Vested	Price	Expiry Date	Value	Options

100,000 (1)	-	$3.86	December 1, 2010	$-	$-
400,000 (2)	300,000	$5.25	May 20, 2011	-	-
50,000 (3)	50,000	$3.75	November 1, 2012	-	-
150,000 (4)	150,000	$3.85	December 3, 2012	-	-
450,000 (5)	225,000	$5.00	June 3, 2013	-	-
50,000 (6)	25,000	$2.75	January 14, 2014	-	-
5,000 (7)	5,000	$2.50	March 2, 2014	-	-
270,000 (8)	-	$3.00	February 8, 2017	-	-

1,475,000	755,000			$-	$-

1.

As at March 31, 2009, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control and a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance conditions have not yet been met.

2.

As at March 31, 2009 300,000 of these options have vested. The remaining 100,000 shares vest on May 20, 2009. The fair value of the options on the grant date was calculated to be $1,031,800, of which the Company recognized $257,950 stock-based compensation for the options vested in the year ended September 30, 2008. At September 30, 2008, the remaining 300,000 unvested options were re-measured with their fair value determined to be $172,350, of which the Company recognized $62,802 stock-based compensation in the year ended September 30, 2008. At December 31, 2008, the remaining 200,000 unvested options were re-measured, with their fair value determined to be $142,000, of which the Company recognized $45,906 stock-based compensation. At March 31, 2009 the remaining 100,000 unvested options were re-measured, with their fair value determined to be $38,000 of which the Company reversed $11,092 stock based compensation recorded in previous periods and which amount is included in consulting fees for the three-month period ended March 31, 2009.

3.

As at March 31, 2009 these options were fully vested. The fair value of these options was calculated to be $122,150 which amount has been recognized as stock-based compensation and included with investor relations expense in the financial statements for the year ended September 30, 2008.

4.

As at March 31, 2009 all of these options had vested (75,000 having vested during the period ended March 31, 2009). The fair value of the options on the grant date was calculated to be $269,910 of which the Company has recognized stock-based compensation in the amount $12,960 for the six month period ended March 31, 2009, included with consulting fees in the financial statements.

5.

As at March 31, 2009, 225,000 of these options have vested. The remaining 225,000 options vest on June 3, 2009. The fair value of the options on the grant date was calculated to be $1,136,025 of which the Company has recognized stock-based compensation in the amount of $141,750 for the three-month period ended December 31, 2008 and $141,750 for the three-month period ended March 31, 2009, included with consulting fees in the financial statements.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 9

Note 7	Commitments – (cont’d)

b)	Stock Based Compensation Plan – (cont’d)

6.

As at March 31, 2009 25,000 of these options have vested. The remaining 25,000 options vest on January 13, 2010. The fair value of these options was calculated to be $79,000 of which the Company has recognized stock-based compensation in the amount of $16,669 for the three-month period ended March 31, 2009 included with consulting fees in the financial statements.

7.

As at March 31, 2009 all of these options had vested. The fair value of the options on the grant date was calculated to be $6,000 of which the Company has recognized stock-based compensation in that amount for the three-month period ended March 31, 2009, included with consulting fees in the financial statements.

8.

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

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted or re-priced during the periods:

	Six months ended
	March 31,
	2009	2008

Risk-free interest rate	1.05%	2.9%-3.8%
Expected life of options (years)	2.58	3.58
Annualized volatility	77.82%	82.93%
Dividend rate	0%	0%

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 10

Note 7	Commitments – (cont’d)

b)	Stock Based Compensation Plan

At March 31 2009, the following summarizes the unvested stock options:

			Weighted
		Weighted	Average
	Number of	Average	Grant-date
	Shares	Exercise Price	Fair Value

Unvested options at September 30, 2008	970,000	$4.31	$2.42
Granted	55,000	$2.73	$1.54
Vested	(305,000)	$4.66	$2.25
Unvested options at March 31, 2009	720,000	$4.68	$2.48

As at March 31, 2009, there was a total of $464,447 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones. This unrecognized compensation cost is expected to be recognized during the year ended September 30, 2009. There has been no stock-based compensation recognized in the financial statements for the period ended March 31, 2009 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for non-cash consideration during the six month period, are classified in the Company’s Statements of Operations and Comprehensive Loss as follows:

	March 31,	March 31,
	2009	2008
Consulting	$353,943	$284,000

Note 8	Supplemental Cash Flow Information

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows. During the six months ended March 31, 2009, the Company issued 25,000 shares at $2.63 per share, 25,000 common shares at $2.50 per share and 2,500 common shares at $2.00 per share for a total of $133,250 as consideration for consulting services. As a result of re-measuring remaining shares to be issued, the Company recorded compensation expense of $154,850 as consideration for consulting services.

During the six months ended March 31, 2009, the Company paid cash interest and taxes of $nil (2008: nil).

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page11

Note 9	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation in the current year.

Note 10	Prior Period Correction

In its prior fiscal year, during the six months ended March 31, 2008, the Company acquired intellectual property consisting of patents for consideration of $77,712 at which time the Company capitalized these costs as an intangible asset. Subsequent to March 31, 2009, in its fourth quarter ended September 30, 2008, the Company changed its accounting policy in respect of patent costs whereby the Company determined to expense the costs of its acquired patents. This change was made because the probability of success and length of time to develop commercial applications of the drugs subject to the patents acquired was too difficult to determine and there was no assurance that the acquired patents would ever be successfully commercialized.

The effects of the change in accounting policy on the financial statements for the three and six months ended March 31, 2008 is as follows:

	Three months	Six months
	ended	ended
	March 31,	March 31,
	2008	2008
Statement of operations and comprehensive loss

Research and development
As previously reported	$223,566	$446,716
Patent costs expensed	5,712	77,712

As restated	$229,278	$524,428

Net loss and comprehensive loss for the period
As previously reported	$682,007	$1,599,313
Patent costs expensed	5,712	77,712

As restated	$687,719	$1,677,025

Basic and diluted loss per share
As previously reported	$(0.03)	$(0.08)
Patent costs expensed	(0.00)	(0.00)

As restated	$(0.03)	$(0.08)

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 12

Note 10	Prior Period Correction – (cont’d)

Statement of cash flows

Net cash used in operating activities
As previously reported	$1,112,043
Patent costs expensed	77,712

As restated	$1,189,755

Net cash used in investing activities
As previously reported	$77,712
Patent costs expensed	(77,712)

As restated	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

Our Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets for the treatment of cancer and neurological diseases. Our proprietary SIGMACEPTOR™ discovery Platform has resulted in and continues to generate small molecule drug candidates with unique modes of action. Presently we have three lead drug candidates at the late preclinical stage and an additional 50+ compounds at various early stages of the discovery process.

Our SIGMACEPTOR™-N program involves the development of novel and original drug candidates, targeting neurological and neurodegenerative diseases (Alzheimer’s disease, epilepsy, depression, etc.). Our lead drug candidates exhibit high, non-exclusive affinity for sigma receptors with strong evidence for anti-amnesic, neuroprotective, anti-apoptotic, anti-oxidative, anti-inflammatory, anti-convulsive, anti-depressant and anxiolytic properties. We believe that oxidateive stress, not amyloid-beta, is the cause of Alzheimer’s. Our two lead drug candidates modulate sigma receptors, a unique class of receptor molecules, to guard against oxidative stress and repair cells compromised by its effects. In preclinical studies the compounds have performed well in well-recognized animal models of Alzheimer’s disease, underscoring the promise of our new alternative approach to the disease.

Our SIGMACEPTOR™-C program involves the development of novel and original drug candidates targeting cancer. Our research leverages the unique properties of sigma-1 and /or sigma-2 receptor ligands which allows our company to create a potent class of drug candidates which exhibit high, non-exclusive affinity for sigma receptors with strong evidence for selective pro-apoptotic, anti-metastatic and low toxicity properties in various types of solid cancers such as colon, prostate, breast, lung, etc.

We intend to begin clinical phase trials on one or more of our most advanced compounds in late 2009 or early 2010. We also intend to continue to work on other compounds, which are currently at different stages of early development.

Research and Development Activities

ANAVEX’s SIGMACEPTOR(TM)-N program pipeline is focused on moving our lead drug candidates ANAVEX 2-73 and ANAVEX 1-41 to clinical trials.

Scaleup manufacturing of ANAVEX 2-73, our lead drug candidate for the treatment of Alzheimer’s disease, has been initiated by organic chemistry services provider Syntagon AB in Sweden.

ANAVEX 2-73 is expected to to enter clinical trials in late 2009 or early 2010 for Alzheimer’s disease. Moreover, ANAVEX 2-73 or its optimized derivative ANAVEX 19-144 is intended to enter clinical trials for epilepsy treatment as early as the first quarter of 2010. Results from animal models reveal that these compounds have significant anti-amnesic, neuroprotective and anticonvulsant properties. These activities involve muscarinic and sigma-1 receptor components, which is significant because it indicates a unique synergistic mode of action that may help provide disease modifying potential for Alzheimer’s and protect the neurons from oxidative stress. Moreover, such potential can provide control for epilepsy and prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain. Published results were presented at the Neuroscience 2007 conference in San Diego. Ongoing pre-clinical studies are being conducted in collaboration with Universite Montpellier.

Promising developments have also been made with ANAVEX 1-41. In recent pre-clinical animal studies, the compound demonstrated significant neuroprotective benefits through the prevention of oxidative stress, which damages and destroys cells and is believed to be a primary cause of Alzheimer’s disease. The novel mechanism of action of ANAVEX 1-41 demonstrates that the compound may influence the course of Alzheimer’s disease and prevent or limit the creation of plaques that destroy brain cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. Published results were presented at the Neuroscience 2007 conference in San Diego, California. Most recent results were presented in the ICAD 2008 conference in Chicago, where the neuroprotective profile of the candidate drug was highlighted with accompanying results. Testing on ANAVEX 1-41 is being conducted in cooperation with Universite Montpellier in France. Phase 1 trials of ANAVEX 1-41 on humans are expected to commence in 2010.

SIGMACEPTOR(TM)-C program pipeline involves the development of novel and original drug candidates targeting cancer. To date we have identified over 50 compounds that have exhibited growth inhibiting activity at a low micromolar concentration and two of them even lower at a nanomolar range concentration.

ANAVEX 7-1037, our lead drug candidate for the treatment of colorectal cancer and other types of solid tumours, recently revealed chemotherapeutic potential without toxic side effects in advanced pre-clinical studies. The compound has been shown to kill human colon cancer cells and also significantly suppress tumor growth in immune-deficient mice. Published results were presented at the 15th Euroconference on Apoptosis in Portoroz, Slovenia. Testing on ANAVEX 7-1037 is being conducted in cooperation with the Academy of Athens’ Institute of Biomedical Research.

Published results for ANAVEX 1-41, ANAVEX 2-73 and ANAVEX 7-1037 are available at www.anavex.com/publications.html.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Expenses

Our expenses for the three and six months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Accounting and audit fees	$3,000	$34,579	$34,260	$36,729
Accretion	7,781	‘	7,781	‘
Amortization	90	‘	180	‘
Bank Charges and Interest	5,918	12,079	37,285	13,621
Consulting fees	430,964	288,210	971,531	907,578
Legal fees	1,911	42,805	5,521	56,845
Management fees	‘	‘	‘	‘
Office and miscellaneous	4,716	39,670	45,356	62,547
Registration and filing fees	469	822	6,045	4,719
Rent and administration	‘	30,000	‘	60,000
Research and development	328,859	229,278	612,963	524,428
Website design and maintenance	‘	‘	‘	‘
Total expenses	$783,708	$677,443	$1,720,922	$1,666,467

Three Months Ended March 31, 2009 and 2008

Expenses for the three months ended March 31, 2009 increased by $106,265 over the same period in 2008. Accretion charges of $7,781 for the three months ended March 31, 2009 increased from $0 for the same period in 2008 as a result of the issued promissory notes. Bank charges and Interest decreased to $5,918 for the three months ended March 31, 2009 from $12,079 for the same period in 2008 due to the maturity of interest bearing promissory notes. Consulting fees increased from $288,210 for the three months ended March 31, 2008 to $430,964 for the same period in 2009 mostly as a result of increased stock based compensation charges. Legal fees decreased to $1,911 for the three months ended March 31, 2009 from $42,805 for the same period in 2008 mostly as a result of non reoccurring fees charged in 2008 associated with patents and corporate fees. Research and Development charges increased to $328,859 for the three months ended March 31, 2009 from $229,278 for the same period in 2008 resulting from increased research activity.

Six months Ended March 31, 2009 and 2008

Stock based compensation is $353,943 for the six months ended March 31, 2009 compared to $284,000 for the same period in 2008 and are included in consulting fees.

Liquidity and Capital Resources

Working Capital

	March 31, 2009	September 30, 2008
Cash	$78,729	$6,357
Current Assets	$78,729	$6,357
Current Liabilities	$3,272,839	$2,299,389
Working Capital (Deficit)	$(3,194,110)	$(2,293,032)

We anticipate that we will require up to $5,180,000 for the 12 months ending March 31, 2010 to implement our plan of operation of researching and developing our four patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter some of our current compounds into clinical trials.

Consulting Agreements

On January 13, 2009, we signed a consulting agreement with an individual to provide our company with consulting services in the field of the advancement of drug candidates with the potential to provide disease-modifying treatments for certain neurological diseases. In consideration, we have agreed to pay to the consultant a consulting fee consisting of $2,000 per month, $250 per speaking engagement made on behalf of our company and grant 50,000 stock options. The agreement is for a period of one year and either party may terminate the agreement by providing the other party with 30 days written notice. Pursuant to this agreement, on January 13, 2009, we granted 50,000 stock options to the consultant. The options may be exercised at $2.75 per share until January 14, 2014. Half of the options vested on signing of the agreement and half of the options will vest one year after the execution of the consulting agreement. There is no obligation to register the options.

On March 2, 2009, we signed a consulting agreement with an individual, whereby the consultant agreed to assist our company in identifying business opportunities and strategic development in the field of biotech. In consideration, we have agreed to pay the consultant a fee of 5,000 stock options. The agreement is for a period of one year and either party may terminate the agreement by providing the other party with 30 days written notice. Pursuant to the agreement, on March 2, 2009, we granted 5,000 stock options to the consultant. The options may be exercised at $2.50 per share until March 2, 2014. The options are fully vested and there is no obligation to register the options.

Issuance of Shares for Deferral Payment

On March 20, 2009 we issued 2,500 shares of common stock to two individuals as a deferral payment for services provided to our company. The shares were issued as a deferral payment for us to be able to defer payment of outstanding accounts.

Financing Activities

Loans

During the three months ended March 31, 2009, we have issued unsecured, 0% interest convertible promissory notes in exchange for funds received or in settlement of debt due. These promissory notes are without interest and are due on demand on or after a specified due date. These promissory notes are convertible into units at $2.50 per unit as to $1,819,416 of the promissory notes and at $2.25 as to a $100,000 promissory note. Each unit is comprised of one share of our common stock and one share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date.

Private Placements

In March 2009, we completed non-brokered private placements for an aggregate of 99,948 units of our company at a price of $2.25 per unit. Each unit consists of one share of common stock and one non-transferable share purchase warrant exercisable at $4.00 for a period of 12 months. We raised gross proceeds of $224,883 from these private placements.

Use of Proceeds from Financing Activities

We used $1,669,418 of the loans that we obtained during the three months ended March 31, 2009 in settlement of previously issued promissory notes, which matured on December 31, 2008, together with interest accrued thereon. We intend to use $150,000 of those loans towards general working capital and $100,000 of those loans towards the scale-up production of Anavex 2-73 for Alzheimer’s Phase 1 trials and general working capital. We intend to use $224,883 from private placements of the units of our company in March 2009 towards research and development and general working capital.

Going Concern

At March 31, 2009, we had an accumulated deficit of $9,232,212 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended September 30, 2008.

Future Financing

We will require additional financing to fund our planned operations, including researching and developing our four patents, the related compounds and any further intellectual property that we may acquire and entering some of our current compounds into clinical trials. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for early development stage biotechnology research and development company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our research and development activities or perhaps even cease the operation of our business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our share purchase options.

The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. We adopted SFAS 157 effective October 1, 2008. The adoption of SFAS 157 did not have a material effect on our financial position, results of operations or cash flows.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS 159 effective October 1, 2008. The adoption of SFAS 159 did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for our company as of October 1, 2009. We expect that the adoption of EITF 07-01 will have minimal, if any, impact on our financial position and results of operations. However, based upon the nature of our business, EITF 07-01 could have a material impact on our financial position and results of operations in future years

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are in the process of evaluating the impact, if any, of FSP 142-3 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive and principal financial officer, evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our principal executive and principal financial officer to allow timely decisions regarding required disclosure.

Based on that evaluation, our management, with the participation of our principal executive and principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

We continue to have weaknesses as disclosed in our annual report on Form 10-K filed on January 13, 2009. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies at some time in the future. This will depend on our financial position and the management’s determination of which changes should be made and when. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

We have not made any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) of the Securities Exchange Act of 1934 are attached to this quarterly report on Form 10-Q.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings to which we are a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities. We know of no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

Item 1A. Risk Factors.

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to our Company

We have had a history of losses and no revenue, which raise substantial doubt about our ability to continue as a going concern.

Since inception on January 23, 2004, we have incurred aggregate net losses of $9,232,212 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We will need additional funding and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities.

We will need to raise additional funding, but the current economic crisis and its impact on the stock markets will most likely have a negative impact on our ability to raise additional needed capital on terms that are favorable to our company or at all. We do not anticipate that we will generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

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

Moreover, success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug compounds are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug compounds. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an investigational new drug application and new drug application with the Food and Drug Administration and, ultimately, our ability to commercialize our potential drug compounds and generate product revenues. In addition, we expect that our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results.

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

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorizes the issuance of 150,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

There is currently a limited market for our common stock. Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, Financial Industry Regulatory Authority or FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 20, 2009, we issued 25,000 shares of our common stock to Cameron Durrant, a director of our company, pursuant to a consulting agreement whereby Mr. Durrant provides management services to our company. We issued those shares relying on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 6, 2009, we held our annual meeting of stockholders.

At the annual meeting, our stockholders elected Harvey Lalach, Alison Ayers, Cameron Durrant, and David Tousley as directors of our company with the following votes:

	For	Against	Abstain	Broker Non-Votes
Harvey Lalach	10,499,610	4,749	1,549	0
Alison Ayers	10,499,610	4,749	1,549	0
Cameron Durrant	10,499,610	4,749	1,549	0
David Tousley	10,499,610	4,749	1,549	0

At the annual meeting, our stockholders ratified the appointment of BDO Dunwoody LLP as our independent auditors with the following votes:

For	Against	Abstain	Broker Non-Votes
10,500,435	4,773	700	0

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.3

Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides dated January 31, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.6	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 22, 2007)
10.7

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2007)

10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(31)	Section 302 Certification
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
May 20, 2009