Form 10-Q
period 2009-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2009-08-19
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

27 Marathonos Ave., 15351 Athens, Greece
(Address of principal executive offices) (Zip Code)

30 210 603 4026
(Registrant’s telephone number, including area code)

Not Applicable
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

ii

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,746,761 shares of common stock outstanding as of August 14, 2009.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2009

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2009 and September 30, 2008
(Stated in US Dollars)
(Unaudited)

	June 30,	September 30,
ASSETS	2009	2008

Current
Cash	$742,577	$6,357

Deferred financing charge – Note 4	55,777	-
Equipment	602	862

	$798,956	$7,219

LIABILITIES

Current
Accounts payable and accrued liabilities	$980,263	$749,389
		-
Promissory notes payable – Note 3	2,523,693	1,550,000

	3,503,956	2,299,389

CAPITAL DEFICIT

Capital stock – Notes 4 and 6
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
20,617,873 common shares (September 30, 2008: 19,957,420)	20,618	19,957
Shares to be issued	-	125,849
Additional paid-in capital	7,846,248	4,624,838
Deficit accumulated during the development stage	(10,571,866)	(7,062,814)

	(2,705,000)	(2,292,170)

	$798,956	$7,219

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2009 and 2008 and for the period from January 23, 2004 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

					January 23,
					2004 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
		Restated –		Restated –
		Note 9		Note 9
Expenses
Accounting and audit fees	$36,957	$22,538	$71,217	$59,267	$194,633

Amortization	80	130	260	130	480
Bank charges and interest	632	9,871	2,427	14,440	17,533
Consulting – Notes 5 and 6	653,306	1,359,582	1,624,837	2,267,160	5,525,533
Legal fees (recovery)	68,783	(24,385)	74,304	32,460	192,633
Management fees – Note 5	-	-	-	-	14,625
Office and miscellaneous	35,989	27,973	81,345	90,520	265,673
Registration and filing fees	4,673	1,883	10,718	6,602	35,048
Rent	-	15,000	-	75,000	148,750
Research and development	455,683	275,115	1,068,646	799,543	3,507,826
Website design and maintenance	1,455	1,424	1,455	1,424	26,725

Loss before other items	(1,257,558)	(1,689,131)	(2,935,209)	(3,346,546)	(9,929,459)

Loss on extinguishment of debt	-	-	(487,469)	-	(487,469)
Accretion of debt discount-Note 3	(11,550)	-	(19,331)	-	(19,331)
Interest	(5,206)	(13,057)	(40,696)	(22,109)	(100,980)
Loss on foreign exchange	(65,340)	(323)	(26,347)	(10,881)	(34,627)

Net loss for the period	$(1,339,654)	$(1,702,511)	$(3,509,052)	$(3,379,536)	$(10,571,866)

Basic and diluted loss per share	$(0.07)	$(0.09)	$(0.18)	$(0.17)

Weighted average shares	20,145,630	19,757,579	20,042,999	19,679,466
outstanding

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2009 and 2008 and
for the period from January 23, 2004 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004
			(Date of
	Nine months ended		Inception) to
	June 30,		June 30,
	2009	2008	2009
		Restated –
		Note 9
Cash Flows used in Operating Activities
Net loss for the period	$(3,509,052)	$(3,379,536)	$(10,571,866)
Add items not involving cash:
Amortization	260	130	480
Accretion of debt discount	19,331	-	19,331
Stock-based compensation	555,790	959,349	2,240,576
Common shares issued for consulting expenses	307,097	-	626,847
Common shares issued for research and development
expenses	-	533,600	800,000
Common shares issued for severance	-	-	340,600
Interest accrued on promissory notes	30,489		30,489
Loss on extinguishment of debt	487,469	-	487,469
Promissory note issued for severance	-	-	71,500
Management fees contributed	-	-	14,625
Rent contributed	-	-	3,750
Adjustments to reconcile net loss to net cash used
in operating activities:
Prepaid expenses	-	(5,000)	-
Accounts payable and accrued liabilities	285,303	77,261	1,208,193

Net cash used in operating activities	(1,823,313)	(1,814,196)	(4,728,006)

Cash Flows from Financing Activities
Promissory note proceeds	1,202,500	1,296,052	2,652,500
Promissory note repayments	-	-	(100,000)
Issuance of common shares	1,357,033	525,000	2,552,500
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000

Net cash provided by financing activities	2,559,533	1,821,052	5,471,665

Cash Flows from Investing Activities
Acquisition of equipment	-	(1,082)	(1,082)
Increase in cash during the period	736,220	5,774	742,577
Cash, beginning of period	6,357	25	-
Cash, end of period	$742,577	$5,799	$742,577
Non cash transactions – Note 7

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	Be Issued	Stage	Total

Capital stock issued for cash - at $0.0033	12,000,000	$12,000	$28,000	$-	$-	$40,000
Net loss from January 23, 2004 to September 30,	-	-	-	-	(14,395)	(14,395)
2004

Balance, September 30, 2004	12,000,000	12,000	28,000	-	(14,395)	25,605
Capital stock issued for cash - at $0.0033	7,200,000	7,200	16,800	-	-	24,000
Management fees contributed	-	-	13,000	-	-	13,000
Rent contributed	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	-	(106,020)	(26,020)
Management fees contributed - Note 5	-	-	1,625	-	-	1,625
Rent contributed – Note 5	-	-	750	-	-	750
Debt forgiven by directors – Note 5	-	-	33,666	-	-	33,666
Net (loss) for the period	-	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	-	(131,552)	(15,511)
Capital stock issued for research and development	222,222	222	799,788	-	-	800,000
services, on September 24, 2007 – at $3.60
Capital stock issued for research and development	92,500	93	332,907	-	-	333,000
services, on September 25, 2007 – at $3.60
Net loss for the period	-	-	-	-	(1,579,993)	(1,5779,993)

Balance, September 30, 2007 – Carried forward	19,514,722	$19,515	$1,229,526	-	$(1,711,545)	$(462,504)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	Be Issued	Stage	Total

Balance, September 30, 2007 - brought forward	19,514,722	19,515	1,229,526	-	(1,711,545)	(462,504)
Capital stock issued for cash on December 10, 2007 -	150,000	150	524,850	-	-	525,000
at $3.50
Capital stock issued for consulting services on	50,000	50	192,950	-	-	193,000
December 18, 2007 - $3.86
Capital stock issued in settlement of debt on	10,000	10	44,990	-	-	45,000
December 18, 2007 - $4.50
Stock-based compensation for stock issued at a	-	-	65,000	-	-	65,000
discount
Capital stock issued for severance on May 15, 2008 -	65,000	65	340,535	-	-	340,600
at $5.24
Common stock to be issued for consulting services	-	-	-	252,599	-	252,599
Capital stock issued for consulting services on	25,000	25	126,725	(126,750)	-	-
August 19, 2008 - at $5.00
Capital stock issued for cash on August 19, 2008 - at	142,698	142	606,325	-	-	606,467
$4.25
Stock-based compensation – Note 6	-	-	1,493,937	-	-	1,493,937
Net loss for the year	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008	19,957,420	$19,957	$4,624,838	125,849	$(7,062,814)	$(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	Be Issued	Stage	Total

Balance, September 30, 2008 – brought forward	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)
Stock-based compensation – Note 7	-	-	555,790	-	-	555,790
Capital stock issued for consulting services on	25,000	25	65,725	(65,750)	-	-
November 20, 2008 - $2.63
Capital stock issued for consulting services on	25,000	25	62,475	(62,500)	-	-
February 20, 2009 - $2.50
Capital stock issued for cash on March 6, 2009 - at	89,148	89	200,494	-	-	200,583
$2.25
Capital stock issued for consulting services on March	2,500	3	4,997	-	-	5,000
20, 2009 - at $2.50
Capital stock issued for cash on March 20, 2009 - at	10,800	11	24,289	-	-	24,300
$2.25
Capital stock issued for cash on June 11, 2009 - at	36,000	36	72,864	-	-	72,900
$2.25, net of finders’ fees of $8,100
Capital stock issued for services on June 11, 2009 - at	29,227	29	65,731	-	-	65,760
$2.25
Capital stock issued for cash on June 19, 2009 - at	495,556	496	1,058,754	-	-	1,059,250
$2.25, net of finders’ fees of $55,750
Capital stock issued for finders’ fees on June 26,	22,222	22	55,755	-	-	55,777
2009 – at $2.51
Shares to be issued for consulting services	-	-	-	236,337	-	236,337
-Note 5
Beneficial conversion features on convertible debt
issuances - Note 4	-	-	333,056	-	-	333,056
Extinguishment of debt - Note 3	-	-	487,469	-	-	487,469
Cancellation of common shares – Note 5	(75,000)	(75)	234,011	(233,936)	-	-
Net loss for the period	-	-	-	-	(3,509,052)	(3,509,052)

Balance, June 30, 2009	20,617,873	$20,618	$7,846,248	$-	$(10,571,866)	$(2,705,000)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2009, the Company had an accumulated deficit of $10,571,866 (September 30, 2008 - $7,062,814) since its inception, has a working capital deficit of $2,761,379 (September 30, 2008 - $2,293,032) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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
June 30, 2009
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

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 was effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company for the fiscal year beginning October 1, 2009. The adoption of EITF 07-01 is expected to have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years.

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non- controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre- acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in- process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition- related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 3

Note 2	Recent Accounting Pronouncements – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these statements is not expected to have a material impact on significant acquisitions completed after October 1, 2009.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14- 1 is effective for the Company’s fiscal year beginning October 1, 2009 and will be applied retrospectively to all periods presented. The Company is currently evaluating the effects of adopting FSP APB 14-1.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 4

Note 2	Recent Accounting Pronouncements – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, or EITF 07-05. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants and convertible notes are considered indexed to our stock. The Company will adopt EITF 07-05, beginning October 1, 2009. Under EITF 07-05, equity- linked instruments that are not indexed to the Company’s own stock and thus classified as liabilities are carried at fair value and adjusted quarterly. The Company is currently evaluating the effect of adopting EITF 07-5.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non- authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our quarter ending September 30, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 5

Note 3	Promissory Notes Payable

	June 30,	September 30,
	2009	2008
Promissory notes	$100,000	$1,650,000
Convertible promissory notes payable	2,737,418
Less: beneficial conversion features	(333,056)
Add: accretion	19,331
Less: Repayment	-	(100,000)
	$2,523,693	$1,550,000

The Company has issued unsecured promissory notes totaling $1,919,418 in exchange for funds received from several parties. These notes have no terms of interest and are due on demand but not before January 13, 2010 as to $150,000, February 2, 2010 as to $1,669,418 and March 16, 2010 as to $100,000. The promissory notes are convertible into units at $2.50 per unit as to $1,819,418 of the notes and at $2.25 as to $100,000. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date. The promissory note of $1,669,418 was issued in exchange for a promissory note of the same amount that had matured as a result of the Company renegotiating this debt. The Company recorded the transaction as a debt extinguishment in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” with the Company incurring a loss on extinguishment of $487,469 as a result of recording the new promissory note at its fair value of $2,156,887. The premium of the fair value of the note over its principal balance in the amount of $487,469 has been recorded as additional paid-in capital. The Company recorded a beneficial conversion feature totaling $41,995 in respect of the promissory note issued in the amount of $150,000 based on the comparison of the proceeds of the note allocated to the common stock portion of the conversion feature and the fair value of the common stock at the commitment date of the note in accordance with EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments”. This amount is being accreted using the effective interest rate method as a charge to income and included in accretion expense in the financial statements over the term of the note. During the nine months ended June 30, 2009, the Company recorded accretion expense of $19,331 (2008: $Nil) in respect of the accretion of this note discount.

During the three months ended June 30, 2009, the Company has issued additional promissory notes totalling $668,000 bearing interest at 8% and maturing June 3, 2014, as to $500,000 and June 19, 2011, as to $168,000. The holders of these notes may demand repayment of the balance outstanding at any time commencing 180 days from the issuance of the note to its maturity date. The promissory notes are convertible into units at $2.25 per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date, as to $500,000 and one common share and one-half of one common share purchase warrant exercisable at $3.50 per share for a period of one year from the conversion date, as to $168,000.

The Company has also issued a promissory note in the amount of $150,000 bearing interest at 8% and maturing on December 31, 2009.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 6

Note 3	Promissory Notes Payable – (cont’d)

The Company has recorded a beneficial conversion feature in the amount of $232,581 on the promissory note totaling $500,000 and a beneficial conversion feature in the amount of $58,480 on the promissory notes totaling $168,000 for total beneficial conversion features on these note issuances of $291,061. These beneficial conversion features are calculated based on the comparison of the proceeds of the note allocated to the common stock portion of the conversion feature and the fair value of the common stock at the commitment date of the note in accordance with EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments”. These amounts will be accreted using the effective interest rate method as a charge to income and included in accretion expense in the financial statements over the term of the note. During the nine months ended June 30, 2009, there was no material accretion expense to record in respect of these note discounts.

Pursuant to a termination agreement the Company has issued one promissory note to a former officer of the Company, in the amount of $200,000. The note is without interest and had specified repayment terms. The Company repaid $100,000 in accordance with the repayment terms. As at June 30, 2009 the Company is in default of the payment terms for the entire $100,000 balance owing.

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

On May 15, 2008, the Company issued 65,000 common shares at $5.24 per share for a total of $340,600 to its former CEO in accordance with the terms of a severance agreement upon the termination of his services. (Notes 5 and 9) The common shares were recorded based upon the quoted market price of the Company’s common stock on the agreement date.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 7

Note 4	Capital Stock – (cont’d)

On August 19, 2008, the Company issued 25,000 common shares at $5.07 per share for a total of $126,750 to a director of the Company pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date

On August 19, 2008, the Company issued 142,698 units at $4.25 per unit for proceeds of $606,467 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $5.00 per share until August 19, 2009.

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

On May 14, 2009, the Company entered into a revised consulting agreement with a director whereby the consultant returned 75,000 common shares to the Company for cancellation. The return of shares was recorded in the same amount at which they were originally issued.

On June 11, 2009 the Company issued 36,000 units at $2.25 per unit for proceeds of $81,000 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until June 11, 2010. The Company paid finders’ fees in the amount of $8,100 in relation to this private placement.

On June 11, 2009 the Company issued 29,227 common shares at $2.25 per share for service rendered by consultants. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 8

Note 4	Capital Stock – (cont’d)

On June 19, 2009 the Company issued 495,556 units at $2.25 per unit for proceeds of $1,115,000 pursuant to private placement agreements. Each unit consisted of one common share and one and one-eighth common share purchase warrant entitling the holder to purchase an additional common share at $2.25 per share until June 19, 2011. The Company paid finders’ fees in the amount of $55,750 in relation to this private placement.

On June 26, 2009 the Company issued 22,222 common shares at $2.51 for a total value of $55,777 for finders’ fees related to the issuance of the $500,000 promissory note (Note 3). The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date. Such amount has been deferred and will be amortized over the term of the debt.

Note 5	Related Party Transactions

During the three and nine months ended June 30, 2009 and 2008 the Company was charged consulting fees from officers and a private company owned by a director as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

Consulting	$65,690	$151,961	$198,516	$332,461

The following amounts were contributed to the Company by the directors and officers of the Company:

					January 23,
					2004 (Date of
	Three months ended		Nine months ended		Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Management fees	$-	$-	$-	$-	14,625
Rent	-	-	-	-	3,750
Debt forgiven by directors	-	-	-	-	33,666
	$-	$-	$-	$-	$52,041

On May 20, 2008, the Company executed an agreement with a director of the Company to provide consulting services for consideration consisting of 200,000 common shares to be issued every quarter at the rate of 25,000 per quarter commencing August 20, 2008 and by granting 400,000 share purchase options which vest at the rate of 100,000 per quarter commencing August 20, 2008. On May 14, 2009, the agreement was amended whereby the director was granted 400,000 share purchase options in exchange for rescinding the portion of the agreement that called for compensation of 200,000 common shares. Consequently, as a result of this amendment, the director returned 75,000 common shares to the Company for cancellation that had previously been issued.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 9

Note 5	Related Party Transactions – (cont’d)

During the nine months ended June 30, 2009, the Company calculated compensation expense associated with this agreement as follows:

a)

At September 30, 2008, the value of the shares to be issued under this agreement was $125,849. During the nine months ended June 30, 2009, as a result of re-measuring the remaining shares to be issued, the Company recognized a compensation expense of $236,337 up to the date of the agreement being amended and the director returning the previously issued common shares to the Company for cancellation. As a result of the agreement being amended, there are no remaining common shares to be issued.

b)

In accordance with the agreement being amended on May 14, 2009, the director was granted 400,000 additional share purchase options having a fair value of $335,389. In accordance with the provisions of SFAS 123(R) “Share-Based Payment”, the Company recorded an incremental share-based compensation charge of $101,453 in respect of these options after giving effect to the director receiving these options in exchange for surrendering the right to receive common shares, having a fair value of $233,936 as at the date of the amendment, for future consulting services to be performed.

c)

At December 31, 2008, the remaining 200,000 unvested options pertaining to the original agreement were re-measured with their fair value determined to be $142,000 for which the Company recognized compensation expense of $45,906. At March 31, 2009, the remaining 100,000 unvested options were re-measured with their fair value determined to be $38,000 for which the Company recognized as compensation expense included in consulting fees for the period ended June 30, 2009.

	d)	Included in accounts payable and accrued liabilities at June 30, 2009 is $ Nil (September 30, 2008 - $ 10,114) owing to directors and officers of the Company.

Note 6	Commitments

	a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Outstanding, September 30, 2008	292,698	$5.00
Issued	693,449	$2.63

Balance, June 30, 2009	986,147

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 10

Note 6	Commitments - Continued

	a)	Share Purchase Warrants - continued

At June 30, 2009, the Company has 986,147 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as summarized below:

		Weighted
		Average
	Number of	Exercise
Expiry Date	Shares	Price

August 2009	142,698	$5.00
December 2009	150,000	$5.00
March 2010	89,148	$4.00
March 2010	10,800	$4.00
June 2010	36,000	$4.00
June 2011	557,501	$2.25

Balance, June 30, 2009	986,147	$3.38

b)	Stock-based compensation plan

At June 30, 2009, the Company has stock purchase options outstanding entitling directors of the Company and consultants to purchase a total of 3,075,000 common shares of the Company. A summary of the outstanding stock purchase options is presented below:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at September 30, 2008	1,420,000	$4.44
Granted	1,655,000	2.50
Outstanding at June 30, 2008	3,075,000	$3.40

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 11

Note 6	Commitments - Continued

	b)	Stock-based compensation plan - continued

At June 30, 2009, the following stock options were outstanding and exercisable:

Number of Shares		Exercise	Expiry	Aggregate	Remaining
		Price	Date	Intrinsic	contractual
Total	Number			Value	life (yrs)
Number	Vested

100,000 (1)	-	$ 3.86	December 1, 2010	$-	1.45
400,000 (2)	400,000	$ 5.25	May 20, 2011	-	1.89
50,000 (3)	50,000	$ 3.75	November 1, 2012	-	3.34
150,000 (4)	150,000	$ 3.85	December 3, 2012	-	3.43
450,000 (5)	450,000	$ 5.00	June 3, 2013	-	3.93
50,000 (6)	25,000	$ 2.75	January 14, 2014	-	4.55
5,000 (7)	5,000	$ 2.50	March 2, 2014	-	4.67
400,000 (8)	200,000	$ 2.50	May 12, 2014	-	4.87
500,000 (9)	-	$ 2.50	June 11, 2014	-	4.95
700,000 (10)	-	$ 2.50	June 12, 2014	-	4.95
270,000 (11)	-	$ 3.00	February 8, 2017	-	7.62

3,075,000	1,280,000			$-

1.

As at June 30, 2009, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control and a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance conditions have not yet been met.

2.

As at June 30, 2009 these options have fully vested. The fair value of the options on the grant date was calculated to be $1,031,800, of which the Company recognized $257,950 stock-based compensation for the options vested in the year ended September 30, 2008. At September 30, 2008, the remaining 300,000 unvested options were re-measured with their fair value determined to be $172,350, of which the Company recognized $62,802 stock- based compensation in the year ended September 30, 2008. At December 31, 2008, the remaining 200,000 unvested options were re-measured, with their fair value determined to be $142,000, of which the Company recognized $45,906 stock-based compensation included in consulting fees for the three months ended December 31, 2008. At March 31, 2009 the remaining 100,000 unvested options were re-measured, with their fair value determined to be $38,000 of which the Company reversed $11,092 stock based compensation recorded in previous periods and which amount is included in consulting fees for the three-month period ended March 31, 2009 and recognized $5,206 included in consulting fees in the three month period ended June 30, 2009.

3.

As at June 30, 2009 these options were fully vested. The fair value of these options was calculated to be $122,150 which amount has been recognized as stock-based compensation and included with investor relations expense in the financial statements for the year ended September 30, 2008.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 12

Note 6	Commitments - Continued

	b)	Stock-based compensation plan – continued

4.

As at June 30, 2009 all of these options had vested. The fair value of the options on the grant date was calculated to be $269,910 of which the Company has recognized stock-based compensation in the amount $12,960 for the nine month period ended June 30, 2009, included with consulting fees in the financial statements.

5.

As at June 30, 2009, all of these options have vested. The fair value of the options on the grant date was calculated to be $1,136,025 of which the Company has recognized stock- based compensation in the amount of $141,750 for the three-month period ended December 31, 2008, $141,750 for the three-month period ended March 31, 2009 and $57,854 for the three month period ended June 30, 2009, included with consulting fees in the financial statements.

6.

As at June 30, 2009 25,000 of these options have vested. The remaining 25,000 options vest on January 13, 2010. The fair value of these options was calculated to be $79,000 of which the Company has recognized stock-based compensation in the amount of $16,669 for the three-month period ended March 31, 2009 and $19,750 for the three-month period ended June 30, 2009 included with consulting fees in the financial statements.

7.

As at June 30, 2009 all of these options had vested. The fair value of the options on the grant date was calculated to be $6,000 of which the Company has recognized stock-based compensation in that amount for the three-month period ended March 31, 2009, included with consulting fees in the financial statements.

8.

As at June 30, 2009 200,000 of these options have vested. The remaining 200,000 options vest on 50,000 on each of August 14, 2009, November 14, 2009, February 14, 2010 and May 14, 2010. The fair value of these options was calculated to be $544,000 of which the Company has recognized stock-based compensation in the amount of $101,453 for the three-month period ended June 30, 2009 included with consulting fees in the financial statements.

9.

As at June 30, 2009 none of these options have vested. The options vest on commencement of Phase 3 trial of a specific compound. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

10.

As at June 30, 2009 none of these options have vested. The options vest 233,333 on each of June 10, 2010, one compound commencing Phase 2 trials and one compound commencing Phase 3 trial. The fair value of these options was calculated to be $1,099,000 of which the Company has recognized stock-based compensation in the amount of $17,584 for the three- month period ended June 30, 2009 included with consulting fees in the financial statements.

11.

As at June 30, 2009, these options have not vested. The options vest upon one or more compounds: entering Phase 2 Trial – 90,000 options; entering Phase 3 Trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 13

Note 6	Commitments - Continued

	b)	Stock-based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted or re-priced during the periods:

	Nine Months	Nine Months
	Ended June 30,	Ended June 30,
	2009	2008
Risk-free interest rate	0.69% - 2.87%	2.37%
Expected life of options	2.14 - 5 years	5.00 years
Annualized volatility	77.82%	82.93%
Dividend rate	0	0

The volatility was determined based on an index of volatility from comparable companies. The expected term of the options granted is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin No. 110 given that the Company has no historical experience of options for which to base an estimate of the expected term of options granted. The Company anticipates it will discontinue the use of the simplified method of SAB 110 once sufficient historical option exercise behavior become apparent. The expected term of options granted to non-employees was determined to be the option term.

At June 30, 2009, the following summarizes the unvested stock options:

	Number of	Weighted	Weighted
	Shares	Average	Average
		Exercise	Grant-date
		Price	Fair Value
Unvested options at September 30, 2008	970,000	$4.31	$2.42
Granted	1,655,000	$2.50	$3.19
Vested	(830,000)	$4.30	$3.69

Unvested options at June 30, 2009	1,795,000	$2.65	$2.94

As at June 30, 2009, there was a total of $391,330 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones. This unrecognized compensation cost is expected to be recognized $111,333 during the quarter ended September 30, 2009 and $279,997 during the year ended September 30, 2010. There has been no stock-based compensation recognized in the financial statements for the period ended June 30, 2009 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 14

Note 6	Commitments - Continued

	b)	Stock-based Compensation Plan – (cont’d)

Stock-based compensation amounts, including those relating to shares issued for non-cash consideration during the nine month period, are classified in the Company’s Statements of Operations and Comprehensive Loss as follows:

	June 30,	June 30,
	2009	2008

Consulting	$792,127	$959,349

Note 7	Supplemental Cash Flow Information

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows. The following non-cash investing and financing activities occurred during the nine months ended June 30, 2009:

a)

The Company issued 25,000 shares at $2.63 per share, 25,000 common shares at $2.50 per share, 2,500 common shares at $2.50 per share, 29,227 at $2.25 per share and 22,222 common shares at $2.51 for a total of $254,787 as consideration for consulting services; and

b)	As a result of re-measuring remaining shares to be issued pursuant to a consulting agreement, the Company recorded compensation expense of $236,337 as consideration for consulting services; and

c)	The Company issued 22,222 common shares at $2.51 per share for a total of $55,777 pursuant to a deferred financing charge on an issuance of a convertible promissory note.

d)	The Company paid cash interest and income taxes of $nil (2008: $nil).

Note 8	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation in the current year.

Note 9	Prior Period Correction

In its prior fiscal year, during the nine months ended June 30, 2008, the Company acquired intellectual property consisting of patents for consideration of $104,595 and for which it had recorded amortization costs of $4,686. At the time, the Company capitalized these costs as an intangible asset. Subsequent to June 30, 2008, in its fourth quarter ended September 30, 2008, the Company changed its accounting policy in respect of patent costs whereby the Company determined to expense the costs of its acquired patents. This change was made because the probability of success and length of time to develop commercial applications of the drugs subject to the patents acquired was too difficult to determine and there was no assurance that the acquired patents would ever be successfully commercialized.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 15

Note 9	Prior Period Correction – (cont’d)

The effects of the change in accounting policy on the financial statements for the three and nine months ended June 30, 2008 is as follows:

	Three months	Nine months
	ended	ended
	June 30, 2008	June 30, 2008

Statement of operations and comprehensive loss
Research and development
As previously reported	$248,232	$694,948
Patent costs expensed	26,883	104,595
As restated	$275,115	$799,543
Amortization
As previously reported	$4,816	$4,816
Elimination of amortization of patent costs previously	(4,686)	(4,686)
capitalized
As restated	$130	$130

Net loss and comprehensive loss for the period
As previously reported	$(1,680,314)	$(3,279,627)
Patent costs expensed	(26,883)	(104,595)
Elimination of amortization of patent costs previously	4,686	4,686
capitalized

As restated	$(1,702,511)	$(3,379,536)

Basic and diluted loss per share
As previously reported	$(0.09)	$(0.17)
Patent costs expensed and elimination of amortization of	(0.00)	(0.00)
patent costs
As restated	$(0.09)	$(0.17)

Statement of cash flows

Net cash used in operating activities
As previously reported		$(1,709,601)
Patent costs expensed		(104,595)
Patent costs expensed and elimination of amortization of		(4,686)
patent costs
Items not involving cash: Amortization		4,686

As restated		$(1,814,196)

Net cash used in investing activities
As previously reported
Patent costs expensed		$(105,677)
		104,595

As restated		$(1,082)

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 16

Note 10	Subsequent Events

Subsequent to June 30, 2009, pursuant to two private placements, the Company has issued 128,888 Units at $2.25 per Unit for total proceeds of $290,000. Of these placements, 40,000 Units consisted of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until July 10, 2010 and 88,888 Units consisted on one common share and one and one-eighth share purchase warrant entitling the holder to purchase an additional common shares at $2.25 per share until August 4, 2011. The Company paid finders’ fees totalling $19,000 in respect of these private placements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets for the treatment of cancer and neurological diseases. Our proprietary SIGMACEPTOR™ discovery Platform has resulted in and continues to generate small molecule drug candidates with unique modes of action. Presently we several lead drug candidates at the late preclinical stage and an additional 50+ compounds at various early stages of the discovery process and a library of over 500 compounds.

Our SIGMACEPTOR™-N program involves the development of novel and original drug candidates, targeting neurological and neurodegenerative diseases (Alzheimer’s disease, epilepsy, depression, etc.). Our lead drug candidates exhibit high, non-exclusive affinity for sigma receptors with strong evidence for anti-amnesic, neuroprotective, anti-apoptotic, anti-oxidative, anti-inflammatory, anti-convulsive, anti-depressant and anxiolytic properties. We believe that oxidative stress, not amyloid-beta, is the cause of Alzheimer’s. Our two lead drug candidates modulate sigma receptors, a unique class of receptor molecules, to guard against oxidative stress and repair cells compromised by its effects. Based on recent data, we now know that sigma receptors are implicated in oxidative stress, through modulation of calcium signaling via the mitochondria, providing an etiological pathway in Alzheimer's disease. In preclinical studies the compounds have performed well in well-recognized animal models of Alzheimer’s disease, underscoring the promise of our new alternative approach to the disease.

Our SIGMACEPTOR™-C program involves the development of novel and original drug candidates targeting deadly forms of the disease such as metastatic melanoma, pancreatic, breast, lung, colon and prostate cancer. These are diseases with significant unmet medical needs and any improvement in survival and quality of life for these patients would fill a large medical need. Our research leverages the unique properties of sigma-1 and /or sigma-2 receptor ligands which allows our company to create a potent class of drug candidates which exhibit high, non-exclusive affinity for sigma receptors with strong evidence for selective pro-apoptotic, anti-metastatic and low toxicity properties.

We intend to begin clinical phase trials on one or more of our most advanced compounds in early 2010 which is dependand on sufficient funding being obtained. We also intend to continue to work on other compounds, which are currently at different stages of pre-clinical development.

Research and Development Activities

Anavex’s SIGMACEPTOR(TM)-N program pipeline is focused on moving our lead drug candidates ANAVEX 2-73 and ANAVEX 1-41 to clinical trials.

ANAVEX 2-73 is expected to enter clinical trials in early 2010 for Alzheimer’s disease. Regulatory pre-clinical work has already begun. Scaleup manufacturing of ANAVEX 2-73, our lead drug candidate for the treatment of Alzheimer’s disease, has been completed by organic chemistry services provider Syntagon AB in Sweden.

Moreover, ANAVEX 2-73 or its optimized derivative ANAVEX 19-144 is intended to enter clinical trials for epilepsy treatment in 2010. Results from animal models reveal that these compounds have significant anti-amnesic, neuroprotective and anti-convulsant properties. These activities involve muscarinic and sigma-1 receptor components, which is significant because it indicates a unique synergistic mode of action that may help provide disease modifying potential for Alzheimer’s and protect the neurons from oxidative stress. Additionally, such potential can provide control for epilepsy and prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain. Published results were presented at the Neuroscience 2007 conference in San Diego. Ongoing pre-clinical studies are being conducted in collaboration with Universite Montpellier.

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

Anavex’s SIGMACEPTOR(TM)-C program pipeline involves the development of novel and original drug candidates targeting cancer. To date we have considerably advanced our cancer projects and have identified over 50 compounds that have exhibited growth inhibiting activity at a low micromolar concentration and two of them even lower at a nanomolar range concentration.

ANAVEX 7-1037, our lead drug candidate for the treatment of colorectal, prostate and or other types of solid tumors, has revealed chemotherapeutic potential without toxic side effects in advanced pre-clinical studies. The compound has been shown to kill human colon cancer cells and also significantly suppress tumor growth in immune-deficient mice. ANAVEX 7-1037 as well as ANAVEX 22-1068, targeting pancreatic cancer, have both demonstrated outstanding efficacy in grafted mice (xenografts) wil little toxicity. Preparations are currrently underway to move both compounds to Phase 1 in 2010. Testing on ANAVEX 7-1037 is being conducted in cooperation with the Academy of Athens’ Institute of Biomedical Research.

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

Expenses

Our expenses for the three and nine months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
Accounting and audit fees	$36,957	$22,538	$71,217	$59,267
Accretion	11,550	-	19,331	-
Amortization	80	130	260	130
Bank charges and interest	632	9,871	2,427	14,440
Consulting fees	653,306	1,359,582	1,624,837	2,267,160
Legal fees (recovery)	68,783	(24,385)	74,304	32,460
Office and miscellaneous	35,989	27,973	81,345	90,520
Registration and filing fees	4,673	1,883	10,718	6,602
Rent and administration	-	15,000	-	75,000
Research and development	455,683	275,115	1,068,646	799,543
Website design and maintenance	1,455	1,424	1,455	1,424
Total expenses	$1,269,108	$1,689,131	$2,954,540	$3,346,546

Three Months Ended June 30, 2009 and 2008

Expenses for the three months ended June 30, 2009 decreased by $420,023 over the same period in 2008. Accretion charges of $11,550 for the three months ended June 30, 2009 increased from $0 for the same period in 2008 as a result of the issued promissory notes. Bank charges and Interest decreased to $632 for the three months ended June 30, 2009 from $9,871 for the same period in 2008 due to the maturity of interest bearing promissory notes. Consulting fees decreased from $1,359,582 for the three months ended June 30, 2008 to $653,306 for the same period in 2009 primarily as a result of decreased stock based compensation charges. Legal fees increased to $68,783 for the three months ended June 30, 2009 from $(24,385) for the same period in 2008 primarily as a result of increased patent and corporate activity fees. Research and Development charges increased to $455,683 for the three months ended June 30, 2009 from $275,115 for the same period in 2008 resulting from increased research activities.

Nine months ended June 30, 2009 and 2008

Expenses for the nine months ended June 30, 2009 decreased by $392,006 over the same period in 2008. Accounting and audit fees have increased to $71,217 for the nine months ended June 30, 2009 from $59,267 for the nine months ended June 30, 2008 primarily as a result of our company having to address complex accounting matters resulting from our various agreements thus requiring increased scrutiny by our external auditors. Consulting fees have decreased by $642,323 from $2,267,160 for the nine months ended June 30, 2008 to $1,624,837 for the nine months ended June 30, 2009 as a result of lower stock-based compensation charges. Rent and administration fees decreased to $Nil for the nine months ended June 30, 2009 from $75,000 in the nine months ended June 30, 2009 as a result of the lease for our rented premises in Europe expiring in the period ended June 30, 2008 and which was not renewed.

Liquidity and Capital Resources

Working Capital

	June 30, 2009	September 30, 2008
Cash	$742,577	$6,357
Current Assets	742,577	6,357
Current Liabilities	3,503,956	2,299,389
Working Capital (Deficit)	$(2,761,379)	$(2,293,032)

As of June 30, 2009, we had $742,577 in cash, an increase of $736,220 from September 30, 2008. The principal component of this increase in cash was contributed from a number of recently closed private placements and convertible notes issued by our company. As of June 30, 2009, we had a working capital deficit of $2,761,379, an increase of $468,347 from September 30, 2008. The principal component of this increase in working capital deficit was an increase in promissory notes payable by our company.

We anticipate that we will require up to $10 million for the 12 months ending June 30, 2010 to implement our plan of operation of researching and developing our patents, the related compounds and further intellectual property we may acquire or develop. The majority of our capital resource requirement is needed to enter ANAVEX 2-73, ANAVEX 1-41 and ANAVEX 7-1037 into clinical trials. If we are not able to secure additional financing, we will not be able to implement and fund these trials.

Going Concern

At June 30, 2009, we had an accumulated deficit of $10,571,866 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended September 30, 2008.

Future Financing

We will require additional financing to fund our planned operations, including researching and developing our patents, the related compounds and any further intellectual property that we may acquire and entering some of our current compounds into clinical trials. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for early development stage biotechnology research and development company stocks persist.

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

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through other equity and debt financings. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for our company as of October 1, 2009. We expect that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the our business, EITF 07-01 could have a material impact on our financial position and results of operations in future years.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 was effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for our company for the fiscal year beginning October 1, 2009. The adoption of EITF 07-01 is expected to have minimal, if any, impact on our financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on our financial position and results of operations in future years.

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non- controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition- related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these statements is not expected to have a material impact on significant acquisitions completed after October 1, 2009.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.We are in the process of evaluating the impact, if any, of FSP 142-3 on our financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for our fiscal year beginning October 1, 2009 and will be applied retrospectively to all periods presented. We are currently evaluating the effects of adopting FSP APB 14-1.

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, or EITF 07-05. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants and convertible notes are considered indexed to our stock. Wewill adopt EITF 07-05, beginning October 1, 2009. Under EITF 07-05, equity-linked instruments that are not indexed tour own stock and thus classified as liabilities are carried at fair value and adjusted quarterly.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our quarter ending September 30, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our principal executive officer and our principal financial officer to allow timely decisions regarding required disclosure.

Based on that evaluation, our management, with the participation of our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

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

We have not made any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $10,571,866 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Risks Related to our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations and would severely dilute existing or future investors if we were to raise funds at lower prices.

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

Our articles of incorporation authorize the issuance of 150,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority or FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2009 we issued 22,222 common shares for finders’ fees related to the issuance of $500,000 promissory note on June 3, 2009. We issued these common shares to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 5, 2009, we issued a promissory note in the amount of $150,000 bearing interest at 8% and maturing on December 31, 2009. We issued the security to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)

Exhibit Number	Description
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides dated January 31, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.6	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 22, 2007)
10.7

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2007)

10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.16	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.18	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.20	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.21	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.22	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.23	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)

Exhibit Number	Description
10.24	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(31)	Section 302 Certification
31.1*	Section 302 Certification of Dr. Herve de Kergrohen
31.2*	Section 302 Certification of Harvey Lalach
(32)	Section 906 Certification
32.1*	Section 906 Certification of Dr. Herve de Kergrohen
32.2*	Section 906 Certification of Harvey Lalach

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:

/s/ Herve de Kergrohen
Dr. Herve de Kergrohen
Chief Executive Officer
(Principal Executive Officer)
Date: August 19, 2009

By:

/s/ Harvey Lalach
Harvey Lalach
President, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 19, 2009