Form 10-K
period 2009-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2009-12-24
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

27 Marathonos Ave., 15351 Athens, Greece
(Address of principal executive offices)( Zip Code)

Registrant’s telephone number, including area code 30 210 603 4026

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act
Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate
Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of
Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes [   ]    No [   ]

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
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$25,555,190 (computed by reference to the closing price of $2.00 per share on March 31, 2009)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 21,013,427 shares of common stock are issued and outstanding as of December 22, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.
The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

ANAVEX LIFE SCIENCES CORP.

2009 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

          This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, statements regarding the anticipated designs of our future clinical studies, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position. We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States and Canada, we assume no obligation to update or supplement forward-looking statements.

As used in this annual report, the terms “we”, “us”, “our”, and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Our Current Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The ANAVEX portfolio involves new sigma receptor compounds (ligands) in the preclinical stage that target neurodegenerative diseases and cancer. Our lead drug candidate ANAVEX 2-73, targeting Alzheimer’s disease (AD), is expected to enter first Human Clinical Trials (HCT) in early 2010. Scale-up manufacturing of ANAVEX 2-73 has been completed and Forenap Pharma EURL has been contracted to carry out our phase 1 clinical trials. We have completed most preclinical testing on ANAVEX 2-73 and are currently preparing the Investigational New Drug (IND) file. In parallel, we plan to launch HCT for another three of our compounds (melanoma, prostate cancer and epilepsy) in 2010 provided sufficient capital is available. Additionally, we intend to further develop compounds in earlier preclinical phases, which target diseases like diabetes, depression, neuropathic pain and various types of cancer and continue to develop and expand our Sigmaceptortm platform.

Our Pipeline

Our proprietary SIGMACEPTOR™ Discovery Platform has resulted in and continues to generate small molecule drug candidates with unique modes of action, by making use of sigma receptors, which represent potential targets for therapeutic developments in combating many human diseases (such as AD, depression, epilepsy and cancer). When activated by the appropriate ligands, these receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of a disease.

With our SIGMACEPTOR™-N program, we are focused on developing disease modifying treatments for CNS diseases using sigma-1 receptor ligands. Among our lead CNS drug candidates, we have made significant progress with ANAVEX 2-73, our lead drug candidate to treat Alzheimer’s disease (AD), and ANAVEX 19-144, another lead drug candidate to treat epilepsy. Preclinical data reveals that these compounds exhibit significant anti-amnesic, neuroprotective and anticonvulsant properties in a variety of in vitro systems and specialized animal models. These activities involve sigma-1 and NMDA receptor components and also ion channels, indicating a unique mode of action. In AD, ANAVEX 2-73 is pharmacologically suggested as an effective neuroprotective, anti-convulsive and anti depressive (anti-amnesic) putative therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 types muscarinic receptors. In epilepsy, ANAVEX 19-144 controls seizures and the epileptogenesis process. Moreover, its neuroprotective properties prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain from epileptic seizures.

We also have reported promising developments with ANAVEX 1-41, which is a sigma-1 agonist and a lead compound to treat AD and depression. Preclinical tests revealed significant neuroprotective benefits (i.e. protects nerve cells from degeneration or death) through the prevention of oxidative stress, which damages and destroys cells and is believed to be a primary cause of AD. In addition, ANAVEX 1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and in the loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic andsigma-1 receptor systems through a novel mechanism of action. Via this novel mechanism of action, it is anticipated that ANAVEX 1-41 may offer disease-modifying options that reverse memory and learning deficits and protect nerve cells from death through its anti-amnesic, neuroprotective and anxiolytic actions. ANAVEX 1-41 may slow the progression of AD and considerably improve the quality of life of those impacted by the disease as well as their caregivers.

Our SIGMACEPTOR™-C program leverages the unique properties of sigma-1 and/or sigma-2 receptor ligands, which allows us to create a potent class of promising drug candidates designed to combat various types of solid cancer. Sigma receptors are highly expressed in different tumor cell types and binding by appropriate sigma-1 and/or sigma-2 ligands can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with ion channels, our drug candidates are believed to play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation. The compounds in our oncology program are in pre-clinical testing, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

ANAVEX 7-1037, our lead drug candidate for the treatment of prostate cancer, is a low molecular weight, synthetic compound exhibiting high (nanomolar) affinity for sigma-1 and moderate (micromolar) affinity for sigma-2 and sodium channels. In advanced preclinical studies, this compound revealed antitumor potential with no toxic side effects. It has also been shown to selectively kill human cancer cells without affecting normal/healthy cells and also to significantly suppress tumor growth in immune-deficient mice models. Scientific publications emphasize the promise of sigma receptor ligands, highlighting the fact that these ligands stop tumor growth and induce selective cell death in various tumor cell lines, including leukemia, melanoma and cancers of the colon, breast, prostate, lung, brain, ovary and kidney.

Numerous additional compounds are currently in the early discovery and lead optimization stages of our SIGMACEPTOR™-N and SIGMACEPTOR™-C programs.

Corporate History

We were incorporated in the State of Nevada on January 24, 2004, originally under the name of Thrifty Printing, Inc. From inception to January 25, 2007, we were in the business of providing on-line photofinishing services through our website.

On January 25, 2007, we completed a merger with our wholly-owned subsidiary, Anavex Life Sciences Corp. As a result, we changed our name from “Thrifty Printing, Inc.” to “Anavex Life Sciences Corp.” to better reflect the direction and business of our company.

With the completion of the patent and patent application acquisition on January 31, 2007, with Dr. Alexandre Vamvakides, we acquired all rights to three patents and one patent application as well as all inventions described in those patents as well as eight compounds that are in various stages of development and which are derivatives of the patents and patent application. With this acquisition, we changed our business model to the research and development. We conduct the research and development on our patents and patent application, and possibly new intellectual property that we will acquire or develop, of novel drug targets for the treatment of cancer and diseases of the central nervous system.

Diseases of the Central Nervous System

We believe that our compounds may be useful in medication for the treatment of diseases of the central nervous system and cancer. We expect that the market for treatments for diseases of the central nervous system will grow over the next decade. We believe that this expansion will be driven by the introduction of new technologies and products which will be developed as a result of a clearer understanding of the underlying biochemical mechanisms that cause neurological disorders. We believe that this enhanced understanding has led, and will continue to lead to the development of rationally designed drugs specifically targeted to the neuropharmacological mechanisms responsible for central nervous system disorders.

The market for treatments for diseases of the central nervous system is expected to be the fastest growing disease area over the next two decades for two main reasons:

  Improved patient and physician awareness of central nervous system disorders;
  A better understanding of the neuropharmacological mechanisms underlying those disorders.

Central nervous system disorders are a broader group of diseases than either cancer or Cardiovascular Disease. They include many of the classic diseases of old age (Parkinson’s and Alzheimer’s are two examples.). Central nervous system disorders also include psychiatric disorders such as depression and schizophrenia. Diseases of the peripheral nervous system such as multiple sclerosis (MS) are also central nervous system disorders. Central nervous system disorders vary greatly in their severity, both from one patient to another and from one disease to another.

Alzheimer’s disease

According to the World Health Organization, dementia currently affects an estimated 37 million people worldwide and approximately 50% of these cases are caused by Alzheimer’s disease (AD). The worldwide prevalence of AD was over 26 million in 2006, as reported by Johns Hopkins University. By 2050, it is anticipated to quadruple and 1 in 85 people worldwide is anticipated to be living with the disease. AD is considered to be a healthcare system ‘time-bomb’. Medications on the market today only treat the symptoms of AD -- they do not have the ability to stop its onset or its progression. Meanwhile, the majority of AD treatments currently in development are focused on reducing or dissolving amyloid-beta plaques. In 2008, there were several well-publicized failures of therapies that were highly effective at clearing amyloid-beta plaques but which had no impact on the disease.

Depression

Depression is a major cause of morbidity worldwide according to the World Health Organization (“WHO”). According to statistics published by the WHO, lifetime prevalence varies widely, from 3% in Japan to 17% in the US. In most countries the number of people who would suffer from depression during their lives falls within an 8–12% range. In North America the probability of having a major depressive episode within a year-long period is 3–5% for males and 8–10% for females. Population studies have consistently shown major depression to be about twice as common in women as in men, although it is unclear why this happens. The relative increase in occurrence is related to pubertal development rather than chronological age which reaches adult ratios between the ages of 15 and 18, and appears associated with psychosocial more than hormonal factors.

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

Epilepsy

Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. It has been estimated that about 50 million people worldwide suffer from epilepsy, according to the International Bureau for Epilepsy, with almost 90% of these people located in developing countries. Epilepsy is more likely to occur in young children or people over the age of 65 years; however it can occur at any time. Epilepsy is usually controlled, but not cured, with medication, although surgery may be considered in difficult cases. Nevertheless, over 30% of people with epilepsy do not have seizure control even with the best available medications.

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

According to the International Bureau for Epilepsy, the world market for epilepsy therapies was estimated at US $ 10.4 billion in 2004 while this number is projected to increase to US $ 13.2 billion by 2010 and to US $ 15.3billion by 2015.

Cancer Disease

Cancer is the second leading cause of mortality, with seven million deaths per year globally. In the US, one in two men and one in three women are anticipated to develop cancer during their lifetime. From diagnosis, five year survival is 64% in the US and lower in other countries. Currently available treatments are not effective for all patients, and have limited impact on survival for patients with metastatic disease. New treatments with novel mechanisms of action that can overcome resistance mechanisms, inhibit tumor cell proliferation, and trigger tumor cell death could offer greater therapeutic benefit and improved survival.

The IMS Global Learning Consortium, Inc. estimates that the market for cancer drugs will reach $ 80 billion annually by 2012, which is almost double compared to 2007 value of $ 41 billion (IMS Global Oncology Forecast, 2008).

Melanoma Cancer

Melanoma is a malignant tumor of melanocytes which are found predominantly in skin but also in the bowel and the eye. It is one of the less common types of skin cancer but causes the majority of skin cancer related deaths. Malignant melanoma is a serious type of skin cancer. It is due to uncontrolled growth of pigment cells, called melanocytes. Despite many years of intensive laboratory and clinical research, the sole effective cure is surgical resection of the primary tumor before it achieves a Breslow thickness greater than 1 mm. Around 0.16 million new cases of melanoma are diagnosed nationally each year, and it is more frequent in males. According to a World Health Organization (WHO) report about 48,000 melanoma related deaths occur worldwide per year. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy.

Prostate Cancer

Prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes.

Rates of detection of prostate cancers vary widely across the world, with South and East Asia detecting less frequently than in Europe, and especially the United States.

Prostate cancer is a slow-growing form of the disease, with over 65% of men over the age of 70 estimated to carry microscopic evidence of the disease in their bodies. The growth in the number of cases of prostate cancer is expected to continue to be high in relation to other cancer types, with the market for treatments projected to reach $6.95 billion by 2015 as determined by the IMS Global Learning Consortium, Inc.

Pancreas Cancer

Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 42,000 new cases of pancreatic cancer were diagnosed and approximately 35,000 patients died in 2009 as a result. The prognosis is in general poor as less than 5% of those diagnosed live for more than five years after diagnosis. Complete remission is still extremely rare. About 95% of exocrine pancreatic cancers are adenocarcinomas. The remaining 5% include adenosquamous carcinomas, squamous cell carcinomas, and giant cell carcinomas. Exocrine pancreatic cancers are far more common than endocrine pancreatic cancers (islet cell carcinomas), which make up about 1% of total cases.

Diabetes

Diabetes mellitus -often referred to simply as diabetes- is a condition in which the body does not produce enough, or properly respond to, insulin, a hormone produced in the pancreas. Insulin enables cells to absorb glucose in order to turn it into energy. In diabetes, the body either doesn't respond properly to its own insulin, doesn't make enough insulin, or both. This causes glucose to accumulate in the blood, often leading to various complications and degenerations. The American Diabetes Association reported in 2009 that there are 23.6 million children and adults in the United States, 7.8% of the population, who have diabetes. While an estimated 17.9 million in the US alone have been diagnosed with diabetes, nearly one in four (5.7 million) diabetics are unaware that they have the disease.

Neuropathic Pain

Neuralgia or neuropathic pain can be defined as a pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is a pain produced by a change in neurological structure or function. Unlike nociceptive pain, neuralgia exists with no continuous nociceptive input. Neuralgia falls into two categories: central neuralgia and peripheral neuralgia. This unusual pain is thought to be linked to four possible mechanisms: ion gate malfunctions; the nerve becomes mechanically sensitive and creates an ectopic signal; cross signals between large and small fibers; and malfunction due to damage in the central processor.

Neuralgia is often difficult to diagnose, and most treatments show little or no effectiveness. Diagnosis typically involves locating the damaged nerve by identifying missing sensory or motor function. Neuralgia is more difficult to be treated than other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

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

Competition

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive.

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

Many of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval, and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors will be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to acquire funding for our research and development. To continue to acquire funding for our research and development, we will likely have to show progress toward our goals and will eventually be expected to develop a compound that will be purchased by a pharmaceutical company.

Rapid technological development, as well as new scientific developments, may result in our compounds becoming obsolete before we can recover any of the expenses incurred to develop them.

Patents, Trademarks and Intellectual Property

We currently own the following patents:

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

Patent No. 1004868/Greece	April 22, 2003/ April 26, 2005/ April 26, 2025	Aminotetrahydrofuran derivatives, muscarinic/sigma/sodium channel ligands, ortho-and allo-sterically operating, as prototypical neuromodulating and neuroregenerative drugs
Patent No. 1005865/ Greece	January 17, 2007 April 7, 2008 January 18, 2027
New sigma receptor ligands with anti-apoptotic and/or pro- apoptotic properties over cellular biochemical mechanisms, with neuroprotective, anti-cancer, anti- metastatic and anti-(chronic) inflammatory action

Patent No. 20090100115/ Greece	February 26, 2009	Sigma receptors ligands with anti-apoptotic and/or pro-apoptotic properties, over cellular mechanisms, exhibiting prototypical cytoprotective and also anticancer activity.
PCT/ National Phase - GR 2008000002 Filed: Europe – 08702158.0 USA – 12/522.761 India – 2392/KOLNP/2009 China – 2004800011111 Russia - 2009125211	May 28, 2009 July 10, 2009 June 29, 2009 June 29, 2009 July 16, 2009

We regard patents and other proprietary technology rights a key element in our goal of building a successful biomedical company. Accordingly, we plan to protect all of our key technology, inventions and improvements to our inventions by filing patent applications in a timely fashion. We are currently seeking patent protection in the United States, China, Russia, India and Europe and intend to seek protection for additional countries on a selective basis for our compounds or other inventions and improvements. However, we note that filing and prosecuting patent applications are expensive processes and we have very limited financial resources.

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

We are also subject to various federal, state, local, and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development, and we intend to maintain a strong commitment to research and development activities. See Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for fiscal years 2009 and 2008.

Scientific Advisory Board

We maintain a Scientific Advisory Board comprised of scientists with experience relevant to our company and our product candidates. Members of our Scientific Advisory Board have agreed to consult and advise us in their respective areas of expertise. We have placed special emphasis on identifying members of our Scientific Advisory Board with expertise in the treatment of the clinical indications targeted by our programs. Our Scientific Advisory Board consists of the following members:

Alexandre Vamvakides, Ph.D. Dr. Vamvakides has spent 30 years in research, focusing on the therapeutic/pharmacological areas of anti-neurodegenerative, antiepileptic and anti-depressive molecules. The author of more than 80 scientific papers, he has worked at the Institut national de la santé et de la recherche médicale (INSERM), the University of Athens, Ciba-Geigy (now Novartis), Sanofi (now sanofi-aventis) and many other research laboratories throughout Europe, for the discovery and development of new concepts in the therapeutic areas of CNS, oncology and anti-inflammatory diseases.

Mark Smith, Ph.D., FRCPath Dr. Smith is a leading researcher and professor in the Department of Pathology at Case Western Reserve University School of Medicine, Dr. Smith is one of the world’s most cited researchers in the fields of Alzheimer’s disease, free radical biology and neuroscience and behavior. He is Executive Director of the American Aging Association and Editor-in-Chief of the Journal of Alzheimer’s Disease. Dr. Smith has authored over 600 peer reviewed scientific manuscripts and book chapters. He has received a number of notable scientific awards in recognition of his scientific research, which is currently focused on investigating the pathological mechanisms underlying selective neuronal death in neurodegenerative diseases, notably Alzheimer’s disease.

Tangui Nicolas Maurice, Ph.D. Dr. Maurice has spent 15 years in the field of neurosciences, including behavioral and molecular neuropharmacology, sigma receptors, neuropeptides, neurosteroids, neurotrophic factors, normal/pathological aging models for Alzheimer’s and related disorders, and behavioural phenotyping of rodent models. Previously, Dr. Maurice held research positions with INSERM U710 at Montpellier, CNRS, INSERM U336, the department of neuropsychopharmacology and hospital pharmacy at Meijo University (Nagoya, Japan), and Jouveinal Research Institute (Fresnes, France). A past recipient of the CNRS bronze medal, Dr. Maurice holds a Ph.D. in cellular and molecular biology with a specialty in neuropharmacology from Université Montpellier.

Jean-Jacques Bourguignon, Ph.D. Dr. Bourguignon has 30 years experience in medicinal chemistry, including expertise in drug design and optimization as well as organic and physical chemistry and is currently a Research Director, Centre National de la Recherche Scientifique (CNRS) at the Faculty of Pharmacy, Strasbourg-Illkrich, France. His background also includes work as a senior scientist at the Center of Neurochemistry (Strasbourg, France) and post-doctoral fellow with the department of chemistry at the State University of New York at Buffalo. Dr. Bourguignon holds a Ph.D. in polymer physical chemistry from the Université Louis-Pasteur in Strasbourg.

Officers

We currently engage the services of three consultants who act for our company in the capacity of chief executive officer, president and chief financial officer, and a chief scientific officer respectively. Additionally we have engaged the services of two consultants to assist in product research, strategic planning and business development and we have 15 consultants assisting us in our research and development activities.

ITEM 1A. RISK FACTORS

In addition to other information in this annual report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to our Company

We have had a history of losses and no revenue, which raise substantial doubt about our ability to continue as a going concern.

Since inception on January 23, 2004, we have incurred aggregate net losses of $12,562,233 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our independent auditors have noted in their report concerning our annual financial statements for the fiscal year ended September 30, 2009 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities.

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

We own patents related to certain of our potential drug compounds. However, these patents do not ensure the protection of our intellectual property for a number of reasons, including the following:

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

We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards. Legislations or regulations such as Section 404 of the Sarbanes-Oxley Act of 2002 follow the trend of imposing stricter corporate governance and financial reporting standards have led to an increase in our costs of compliance including increases in consulting, auditing and legal fees. Any new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in law.

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

There is currently a limited market for our common stock. Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We currently contract with Eurogenet Labs SA, a private Greek company with a research laboratory located at 27 Marathonos Ave., 15351 Athens, Greece for all our operations including administration and research and development. This facility comprises approximately 8,500 square feet. This facility is leased on a month to month basis for $70,000 per month and which amount is included research and development expenses in our financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board under the symbol “AVXL.OB”.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. We obtained the following high and low bid information from the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. On December 22, 2009, the closing price of our common stock as reported by the OTC Bulletin Board was $1.99 per share.

Quarter Ended	High	Low
September 30, 2009	$3.05	$2.00
June 30, 2009	$2.84	$1.50
March 31, 2009	$2.78	$1.15
December 31, 2008	$2.80	$1.35
September 30, 2008	$5.11	$1.35
June 30, 2008	$5.45	$4.59
March 31, 2008	$5.48	$4.50
December 31, 2007	$5.26	$3.55

Transfer Agent

Shares of our common stock are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of December 22, 2009, there were 57 holders of record of our common stock. As of such date, 21,013,427 shares of our common stock was issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2009:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,795,000	3.49	205,000
Equity compensation plans not approved by security holders	400,000	2.50	0
Total	3,195,000	3.37	205,000

Stock Option Plan

On April 17, 2007, our directors adopted the 2007 Stock Option Plan. On May 25, 2007, our stockholders ratified and approved the 2007 Stock Option Plan at the annual meeting of stockholders. As of September 30, 2009, 3,195,000 options have been granted to employees, directors and officers of our company.

The purpose of the 2007 Stock Option Plan is to retain the services of valued key employees and consultants of our company and such other persons as will be select in accordance with the 2007 Stock Option Plan, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of the shareholders of our company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants.

The exercise price of shares subject to any option must be at least 100% of the fair market value of the shares on the date of grant. The maximum term of any stock option is 5 years from the date the option is granted.

Recent Sales of Unregistered Securities

Since the beginning of the fourth quarter of our fiscal year ended September 30, 2009, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009, included elsewhere in this Report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Report. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain commercial partners, (6) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States and Canada, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The ANAVEX portfolio involves new sigma receptor compounds (ligands) in the preclinical stage that target neurodegenerative diseases and cancer. Our lead drug candidate ANAVEX 2-73, targeting Alzheimer’s disease (AD), is expected to enter first Human Clinical Trials (HCT) in early 2010.

We have completed most preclinical testing on ANAVEX 2-73 and are currently preparing the Investigational New Drug (IND) file. Additionally, we would like to launch HCT for another three of our compounds (melanoma, prostate cancer and epilepsy) in 2010 provided we have sufficient capital to do so. We also intend to further advance compounds in earlier preclinical phases, which target diseases like diabetes, depression, neuropathic pain and various types of cancer and continue to develop and expand our Sigmaceptortm platform.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Expenses

Our expenses for the fiscal year ended September 30, 2009 and 2008 were as follows:

	Year Ended September 30,
	2009	2008
Accounting and audit fees	$89,702	$73,785
Amortization and depreciation	410	220
Bank charges and interest	5,670	11,474
Consulting fees	2,110,866	3,196,213
Investor relations	139,983	263,560
Legal fees	94,791	30,545
Management fees	-	-
Office and miscellaneous	140,210	141,993
Registration and filing fees	16,721	7,517
Rent and administration	-	75,000
Research and development	2,139,794	1,479,482
Website design and maintenance	1,455	1,424
Total expenses	$4,739,602	$5,281,213

Year ended September 30, 2009 and 2008

Expenses for the fiscal year ended September 30, 2009 decreased by $541,611 over the same period in 2008. Accounting and audit fees have increased to $89,702 for the fiscal year ended September 30, 2009 from $73,785 for the fiscal year ended September 30, 2008 primarily as a result of our company having to address complex accounting matters resulting from our various agreements thus requiring increased scrutiny by our external auditors. Consulting fees have decreased by $1,085,347 from $3,196,213 for the fiscal year ended September 30, 2008 to $2,110,866 for the fiscal year ended September 30, 2009 as a result of lower stock-based compensation charges. Rent and administration fees decreased to $Nil for the fiscal year ended September 30, 2009 from $75,000 in the fiscal year ended September 30, 2009 as a result of the lease for our rented premises in Switzerland expiring during the year ended September 30, 2008 and which was not renewed.

Liquidity and Capital Resources

Working Capital

	September 30, 2009	September 30, 2008
Cash	$350,994	$6,357
Current Assets	406,952	6,357
Current Liabilities	4,098,466	2,299,389
Working Capital (Deficit)	$(3,691,514)	$(2,293,032)

As of September 30, 2009, we had $350,994 in cash, an increase of $344,637 from September 30, 2008. The principal component of this increase in cash was contributed from a number of private placements and convertible notes issued by our company. As of September 30, 2009, we had a working capital deficit of $3,691,514, an increase of $1,398,482 from September 30, 2008. The principal component of this increase in working capital deficit was an increase in promissory notes payable by our company.

On October 2, 2009 we issued an aggregate of 266,666 units of our securities at a purchase price of $2.25 per unit. Each unit consists of one share of common stock in the capital of our company and 1.125 common share purchase warrants. One full warrant entitles the holder to purchase one additional share of common stock at a price of $2.25 per warrant share for a period of two years.

We anticipate that we will require up to $10 million for the 12 months ending September 30, 2010 in order to implement our plan of operation of researching and developing our patents, the related compounds and further intellectual property we may acquire or develop. The majority of our capital resource requirement is needed to enter ANAVEX 2-73, ANAVEX 1-41 and ANAVEX 7-1037 into clinical trials. If we are not able to secure additional financing, we will not be able to implement and fund these trials.

Going Concern

At September 30, 2009, we had an accumulated deficit of $12,562,233 since our inception and incurred a net loss of $5,499,419 for the fiscal year ended September 30, 2009. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2009.

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

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Anavex Life Sciences Corp.
(a Development Stage Company)

We have audited the accompanying balance sheet of Anavex Life Sciences Corp. (the “Company”) (A Development Stage Company) as of September 30, 2009 and 2008 and the related statements of operations, cash flows and changes in capital deficit for the years then ended and for the period from January 23, 2004 (Date of Inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. (A Development Stage Company) as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from January 23, 2004 (Date of Inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $12,562,233 at September 30, 2009 (2008: $7,062,814) and incurred a net loss of $5,499,419 (2008: $5,351,269) for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
December 21, 2009

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and 2008
(Stated in US Dollars)

	2009	2008

ASSETS
Current
Cash	$350,994	$6,357
Deferred financing charge	55,777	-
Prepaid expenses	181	-

	406,952	6,357

Equipment – Note 3	1,691	862

	$408,643	$7,219

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 4	$1,591,940	$749,389
Current portion of promissory notes payable – Note 5	2,506,526	1,550,000

	4,098,466	2,299,389

Promissory notes payable – Note 5	168,000	-

	4,266,466	2,299,389

CAPITAL DEFICIT

Capital stock – Note 6
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
20,746,761 common shares (2008: 19,957,420)	20,747	19,957
Shares to be issued – Notes 4 and 8	300,000	125,849
Additional paid-in capital	8,383,663	4,624,838
Deficit accumulated during the development stage	(12,562,233)	(7,062,814)

	(3,857,823)	(2,292,170)

	$408,643	$7,219

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Note 8

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 2009 and 2008 and
for the period from January 23, 2004 (Date of Inception) to September 30, 2009
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Years Ended		Inception) to
	September 30,		September 30,
	2009	2008	2009

Expenses
Accounting and audit fees	$89,702	$73,785	$213,118
Amortization and depreciation	410	220	630
Bank charges and interest	5,670	11,474	20,776
Consulting fees – Notes 4 and 8(b)	2,110,866	3,196,213	5,748,002
Investor relations – Note 8(b)	139,983	263,560	403,543
Legal fees	94,791	30,545	213,120
Management fees	-	-	14,625
Office and miscellaneous	140,210	141,993	324,538
Registration and filing fees	16,721	7,517	41,051
Rent and administration	-	75,000	148,750
Research and development – Note 4	2,139,794	1,479,482	4,578,974
Website design and maintenance	1,455	1,424	26,725

Loss before other expenses	(4,739,602)	(5,281,213)	(11,733,852)
Other expenses
Loss on extinguishment of promissory note – Note 5	(487,469)	-	(487,469)
Accretion of debt discount – Note 5	(170,164)	-	(170,164)
Interest	(52,191)	(60,284)	(112,475)
Foreign exchange loss	(49,993)	(9,772)	(58,273)

Net loss for the period	$(5,499,419)	$(5,351,269)	$(12,562,233)

Basic and diluted loss per share	$(0.27)	$(0.27)

Weighted average number of shares outstanding	20,203,795	19,707,708

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2009 and 2008 and
for the period from January 23, 2004 (Date of Inception) to September 30, 2009
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2009	2008	2009
Cash Flows used in Operating Activities
Net loss for the period	$(5,499,419)	$(5,351,269)	$(12,562,233)
Adjustments to reconcile net loss to net cash used in
operations:
Amortization and depreciation	410	220	630
Accretion of debt discount	170,164	-	170,164
Stock-based compensation	812,336	1,684,786	2,497,122
Consulting expense recorded in exchange for shares to be
issued – Note 4	236,337	-	236,337
Common shares issued for consulting expenses	70,760	319,750	390,510
Promissory note issued for severance – Notes 5 and 6	-	71,500	71,500
Common shares issued for severance	-	340,600	340,600
Common shares issued for research and development
expenses	-	-	800,000
Management fees contributed	-	-	14,625
Loss on extinguishment of debt	487,469		487,469
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to
operations:
Prepaid expenses	(181)	-	(181)
Accounts payable and accrued liabilities	927,469	460,360	1,850,359

Net cash used in operating activities	(2,794,655)	(2,474,053)	(5,699,348)

Cash Flows provided by Financing Activities
Issuance of common shares	1,638,031	1,131,467	2,833,498
Share Subscriptions received	300,000		300,000
Proceeds from promissory notes	1,202,500	1,450,000	2,652,500
Repayment of promissory note	-	(100,000)	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000

Net cash provided by financing activities	3,140,531	2,481,467,	6,052,663

Cash Flows used in Investing Activities
Acquisition of equipment	(1,239)	(1,082)	(2,321)

Net cash used in investing activities	(1,239)	(1,082)	(2,321)

Increase in cash during the period	344,637	6,332	350,994

Cash, beginning of period	6,357	25	-

Cash, end of period	$350,994	$6,357	$350,994

Supplemental Cash Flow Information – Note 9

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to September 30, 2009
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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to September 30, 2009
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Balance, September 30, 2007 – brought forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)
Capital stock issued for cash on December 10, 2007 - at $3.50	150,000	150	524,850	-	-	525,000
Capital stock issued for consulting services on December 18, 2007 –	50,000	50	192,950	-	-	193,000
at $3.86
Capital stock issued in settlement of debt on December 18, 2007 - at	10,000	10	44,990	-	-	45,000
$4.50
Stock-based compensation for shares issued at a discount – Note 6	-	-	65,000	-	-	65,000
Capital stock issued for severance on May 15, 2008 - at $5.24	65,000	65	340,535	-	-	340,600
Common shares to be issued for consulting services – Note 4	-	-	-	252,599	-	252,599
Capital stock issued for consulting services on August 19, 2008 - at
$5.07	25,000	25	126,725	(126,750)	-	-
Capital stock issued for cash on August 19, 2008 - at $4.25	142,698	142	606,325	-	-	606,467
Stock based compensation – Note 8	-	-	1,493,937	-	-	1,493,937
Net loss for the year	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited )

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	Be Issued	Stage	Total

Balance, September 30, 2008 – brought forward	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)
Stock-based compensation – Note 8	-	-	812,336	-	-	812,336
Capital stock issued for consulting services on November 20, 2008 -	25,000	25	65,725	(65,750)	-	-
$2.63
Capital stock issued for consulting services on February 20, 2009 -	25,000	25	62,475	(62,500)	-	-
$2.50
Capital stock issued for cash on March 6, 2009 - at $2.25	89,148	89	200,494	-	-	200,583
Capital stock issued for consulting services on March 20, 2009 - at
$2.00	2,500	3	4,997	-	-	5,000
Capital stock issued for cash on March 20, 2009 - at $2.25	10,800	11	24,289	-	-	24,300
Capital stock issued for cash on June 11, 2009 - at $2.25	36,000	36	80,964	-	-	81,000
Capital stock issued for services on June 11, 2009 - at $2.25	29,227	29	65,731	-	-	65,760
Capital stock issued for cash on June 19, 2009 - at $2.25	495,556	496	1,114,504	-	-	1,115,000
Capital stock issued for finders’ fees on the issuance of a promissory
note on June 26, 2009 – at $2.51	22,222	22	55,755	-	-	55,777
Shares to be issued for consulting services -Note 5	-	-	-	236,337	-	236,337
Capital stock issued for cash on August 19, 2009 – at $2.25	128,888	129	289,869	-	-	289,998
Less: Finders fees			(72,850)	-	-	(72,850)
Beneficial conversion features on convertible debt issuances - Note 5	-	-	333,056	-	-	333,056
Extinguishment of debt - Note 5	-	-	487,469	-	-	487,469
Cancellation of common shares – Note 5	(75,000)	(75)	234,011	(233,936)	-	-
Share subscriptions received – Note 8				300,000		300,000
Net loss for the year	-	-	-	-	(5,499,419)	(5,499,419)

Balance, September 30, 2009	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the treatment of cancer and diseases of the central nervous system.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2009, the Company had not yet achieved profitable operations, had an accumulated deficit of $12,562,233 (2008 - $7,062,814) since its inception and incurred a net loss of $5,499,419 (2008 - $ 5,351,269) for the year then ended and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the twelve-month period ended September 30, 2010 to be approximately $10,000,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Principles of Consolidation

These consolidated financial statements include the accounts of Anavex Life Sciences Corp. and its wholly-owned subsidiary, Anavex Life Sciences (France) SA, a company incorporated under the laws of France. All inter-company transactions and balances have been eliminated.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 2

Note 2	Significant Accounting Policies – (cont’d)

b)	Development Stage Company

The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

c)	Equipment

Equipment is recorded at cost and is depreciated at 33% per annum on the straight-line basis.

d)	Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

e)	Financial Instruments

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

f)	Foreign Currency Translation

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 3

Note 2	Significant Accounting Policies – (cont’d)

h)	Income Taxes

The Company has adopted the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

On October 1, 2007, the Company adopted the provisions of FASB ASC 740 "Income Taxes" that changed the framework for accounting for uncertainty in income taxes and provided a comprehensive model to recognize, measure, present, and disclose in our financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As additional information is obtained, there may be a need to periodically adjust the recognized tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations. There was no significant impact on the Company’s results of operations or financial position, and there was no required adjustment to the opening balance sheet accounts upon the adoption of ASC 740.

i)	Basic and Diluted Loss per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended September 30, 2009, loss per share excludes 5,295,868 (September 30, 2008 – 1,712,698) potentially dilutive common shares (related to outstanding options, warrants and shares and warrants issuable on the conversion of convertible promissory notes) as their effect was anti-dilutive.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 4

Note 2	Significant Accounting Policies – (cont’d)

j)	Stock-based Compensation – (cont’d) .

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

k)	Website Costs

Direct costs incurred during the application stage of development of the Company’s website are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of the benefit. Costs of operating a web site are expensed as incurred.

l)	Comprehensive Income (Loss)

Comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. The Company has not recorded any components of comprehensive income (loss) for the years ended September 30, 2009 and 2008 and, as at September 30, 2009, the Company does not have a balance recorded in respect of accumulated comprehensive income (loss).

m)	Recent Accounting Pronouncements

In March 2008, the FASB issued guidance included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard was encouraged, as well as comparative disclosures for earlier periods at initial adoption. The Company chose not to early adopt this guidance and is currently evaluating what effects the adoption of ASC 815-10 will have on its consolidated financial statements.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, “Contracts in Entity’s Own Equity”. The objective of this issue is to provide guidance for determining whether an equity- linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating what effects the adoption of ASC 815-40 will have on its consolidated financial statements.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 5

Note 2	Significant Accounting Policies – (cont’d)

m)	Recent Accounting Pronouncements – (cont’d)

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In May 2009, the FASB issued ASC No. 855, “Subsequent Events,” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through December 21, 2009 which represents the date on which the financial statements were issued.

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now non-authoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 6

Note 3	Equipment

		September 30, 2009
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$2,321	$630	$1,691

		September 30, 2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,082	$220	$862

Note 4	Related Party Transactions

The following amounts have been donated to the Company by the directors:

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2009	2008	2009

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666

	$-	$-	$52,041

During the year ended September 30, 2009, the Company was charged consulting fees totaling $486,690 (2008: $352,382) by directors and officers of the Company.

During the year ended September 30, 2008, the Company acquired the ownership rights to four Greek patents for consideration of $72,000 pursuant to a patent transfer agreement with an officer of the Company. The charge in respect of the acquisition of these patents has been expensed to research and development.

During the year ended September 30, 2008, the Company terminated the services of its CEO and agreed to a severance package consisting of the issuance of 65,000 common shares at $5.24 per share totaling $340,600. The common shares were valued using the quoted market price of the Company’s common stock on the agreement date. In addition, the Company issued a promissory note payable to the former CEO in the amount of $200,000 of which $128,500 was applied to unpaid consulting fees and the remaining $71,500 was charged as severance pay. As at September 30, 2009 and 2008, the Company had paid an amount of $100,000 on account of the promissory note with remaining $100,000 being in default – Note 5.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 7

Note 4	Related Party Transactions – (cont’d)

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

During the year ended September 30, 2009, the Company calculated compensation expense associated with this agreement as follows:

a)

At September 30, 2008, the value of the shares to be issued under this agreement was $125,849. During the year ended September 30, 2009, as a result of re-measuring the remaining shares to be issued, the Company recognized a compensation expense of $236,337 up to the date of the agreement being amended and the director returning the previously issued common shares to the Company for cancellation. As a result of the agreement being amended, there are no remaining common shares to be issued.

b)

In accordance with the agreement being amended on May 14, 2009, the director was granted 400,000 additional share purchase options having a grant date fair value of $272,000. As a result, the Company recorded an incremental share-based compensation charge of $70,250 in respect of these options after giving effect to the director receiving these options in exchange for surrendering the 75,000 common shares having a fair value of $201,750 as at the date of the amendment. Additionally, as at September 30, 2009, the remaining unvested options granted to the director upon the amendment of the agreement were re-measured resulting in the Company recognizing $167,812 included in consulting fees

c)

During the year ended September 30, 2009, the remaining unvested options pertaining to the original agreement were periodically re-measured up to their measurement date which resulted in the Company recognizing $40,020 included in consulting fees in the consolidated financial statements for the year ended September 30, 2009.

As at September 30, 2009, included in accounts payable and accrued liabilities is $57,464 (2008: $10,114) owing to directors and officers of the Company.

Note 5	Promissory Notes Payable

	September 30,	September 30,
	2009	2008
Convertible non-interest bearing promissory notes payable	$1,919,418	$-
Convertible interest bearing promissory notes payable	668,000	-
Interest bearing promissory note	150,000	1,450,000
Non-interest bearing promissory note	100,000	100,000
Less: beneficial conversion features	(333,056)	-
Add: accretion	170,164	-
	2,674,526	1,550,000
Less: current portion	(2,506,526)	(1,550,000)

	$168,000	$-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 8

Note 5	Promissory Notes Payable – (cont’d)

During the year ended September 30, 2009, the Company issued non-interest bearing unsecured promissory notes totaling $1,919,418 in exchange for funds received from several parties. These notes are due on demand but not before January 13, 2010 as to $150,000, February 2, 2010 as to $1,669,418 and March 16, 2010 as to $100,000. The promissory notes are convertible into units at $2.50 per unit as to $1,819,418 of the notes and at $2.25 as to $100,000. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date. The promissory note of $1,669,418 was issued in exchange for a promissory note of the same amount that had matured as a result of the Company renegotiating this debt. The Company recorded the transaction as a debt extinguishment with a loss on extinguishment of $487,469 recorded as a result of recognizing the new promissory note at its fair value of $2,156,887. The premium of the fair value of the note over its principal balance in the amount of $487,469 has been recorded as additional paid-in capital. The Company recorded a beneficial conversion feature totaling $41,995 in respect of the promissory note issued in the amount of $150,000 based on the comparison of the proceeds of the note allocated to the common stock portion of the conversion feature and the fair value of the common stock at the commitment date of the note. This amount is being accreted using the effective interest rate method as a charge to income and included in accretion expense in the financial statements over the term of the note. During the year ended September 30, 2009, the Company recorded an accretion expense of $28,450 (2008: $Nil) for the discount on this note.

During the year ended September 30, 2009, the Company issued interest bearing unsecured promissory notes totalling $668,000. These notes bear interest at 8% and mature on June 3, 2014, as to $500,000 and June 19, 2011, as to $168,000. The holder of the note in the amount of $500,000 may demand repayment of the balance outstanding at any time commencing 180 days from the issuance of the note to its maturity date. The promissory notes are convertible into units at $2.25 per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date, as to $500,000 and one common share and one-half of one common share purchase warrant exercisable at $3.50 per share for a period of one year from the conversion date, as to $168,000. The Company has recorded a beneficial conversion feature in the amount of $232,581 on the promissory note totaling $500,000 and a beneficial conversion feature in the amount of $58,480 on the promissory notes totaling $168,000 for total beneficial conversion features on these note issuances of $291,061. These beneficial conversion features are calculated based on the comparison of the proceeds of the note allocated to the common stock portion of the conversion feature and the fair value of the common stock at the commitment date of the note. These amounts will be accreted using the effective interest rate method as a charge to income and included in accretion expense in the financial statements over the term of the note or the period to which the note holder may first demand repayment, whichever is applicable. During the year ended September 30, 2009, the Company recorded accretion expense of $141,714 (2008: $Nil) for the discount on these notes.

During the year ended September 30, 2009, the Company issued an unsecured promissory note in the amount of $150,000 bearing interest at 8% and maturing on December 31, 2009. Pursuant to a termination agreement the Company has issued one promissory note to a former officer of the Company, in the amount of $200,000. The note is without interest and had specified repayment terms. The Company repaid $100,000 in accordance with the repayment terms. As at September 30, 2009 and 2008, the Company was in default of the payment terms for the entire $100,000 balance owing.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 9

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

On May 15, 2008, the Company issued 65,000 common shares at $5.24 per share for a total of $340,600 to its former CEO in accordance with the terms of a severance agreement upon the termination of his services. (Note 4) The common shares were recorded based upon the quoted market price of the Company’s common stock on the agreement date.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 10

Note 6	Capital Stock – (cont’d)

On March 20, 2009, the Company issued 2,500 common shares at $2.00 per share for a total of $5,000 to a public relations consultant pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date.

On May 14, 2009, the Company entered into a revised consulting agreement with a director whereby the consultant returned 75,000 common shares to the Company for cancellation. The return of shares was recorded at their par value.

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

On June 19, 2009 the Company issued 495,556 units at $2.25 per unit for proceeds of $1,115,000 pursuant to private placement agreements. Each unit consisted of one common share and one and one- eighth common share purchase warrant entitling the holder to purchase an additional common share at $2.25 per share until June 19, 2011. The Company paid finders’ fees in the amount of $55,750 in relation to this private placement.

On June 26, 2009, the Company issued 22,222 common shares at $2.51 per share for a total value of $55,777 for finders’ fees related to the issuance of the $500,000 promissory note (Note 3). The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date. Such amount has been deferred and is being amortized over the term of the debt.

On August 19, 2009, the Company issued 128,888 units at $2.25 per Unit for total proceeds of $290,000. Of these placements, 40,000 Units consisted of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until July 10, 2010 and 88,888 Units consisted on one common share and one and one-eighth share purchase warrant entitling the holder to purchase an additional common shares at $2.25 per share until August 4, 2011. The Company paid finders’ fees totalling $9,000 in respect of these private placements.

Note 7	Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2009	2008
	(34.00%)	(34.00%)

Net operating loss carryforwards	$2,637,000	$1,349,000
Accrued expenses not currently deductible for tax	306,000	255,000
Valuation allowance for deferred tax assets	(2,943,000)	(1,604,000)

Net deferred tax assets	$-	$-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 11

Note 7	Income Taxes – (cont’d)

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2009	2008
Income tax benefit at statutory rate	$(1,870,000)	$(1,819,000)
Stock-based compensation	277,000	797,000
Foreign income taxed at foreign statutory rate	4,000	-
Debt extinguishment	166,000	-
Debt accretion	58,000	-
Other permanent differences	26,000	-
Increase in valuation allowance	1,339,000	1,022,000
Deferred income tax recovery	$-	$-

As of September 30, 2009, the Company had net operating loss carryforwards of approximately $7,764,000 available to offset future taxable income. The carryforwards will begin expiring in 2024 unless utilized in earlier years.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both September 30, 2009 and September 30, 2008.

Uncertain Tax Positions

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

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company affiliate. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 12

Note 8	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, September 30, 2007	-	$ -
Issued	292,628	$5.00
Balance, September 30, 2008	292,698	$5.00
Expired	(142,698)	$5.00
Issued	833,448	$2.62
Balance, September 30, 2009	983,448	$2.93

At September 30, 2009, the Company had 983,448 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date

150,000	$5.00	December 21, 2009
89,148	$4.00	March 6, 2010
10,800	$4.00	March 20, 2010
36,000	$4.00	June 11, 2010
40,000	$4.00	July 10, 2010
99,999	$2.25	August 4, 2010
557,501	$2.25	June 19, 2011
983,448

On December 21, 2009, the 150,000 warrants exercisable at$5.00 per warrant expired unexercised.

b)	Stock–based Compensation Plan

In April, 2007, the Company adopted a stock option plan which provides for the granting of stock options to selected directors, officers, employees or consultants in an aggregate amount of up to 3,000,000 common shares of the Company and, in any case, the number of shares to be issued to any one individual pursuant to the exercise of options shall not exceed 10% of the issued and outstanding share capital. The granting of stock options, exercise prices and terms are determined by the Company's Board of Directors. If no vesting schedule is specified by the Board of Directors on the grant of options, then the options shall vest over a 4-year period with 25% the granted vesting each year commencing 1 year from the grant date. For stockholders who have greater than 10% of the outstanding common shares of the Company and who have granted options, the exercise price of their options shall not be less than 110% of the fair value of the stock on grant date. Otherwise, options granted shall have an exercise price equal to their fair value on grant date.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 13

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of company’s outstanding stock purchase options for the year ended September 30, 2009 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at September 30, 2007	770,000	$3.00
Forfeited	(500,000)	$3.00
Granted	1,150,000	$4.78
Outstanding at September 30, 2008	1,420,000	$4.44
Granted	1,775,000	$2.51
Outstanding at September 30, 2009	3,195,000	$3.37

Exercisable at September 30, 2009	1,330,000	$4.38
Exercisable at September 30, 2008	450,000	$4.73

At September 30, 2009, the following stock options were outstanding:

Number of Shares		Exercise	Expiry Date	Aggregate	Remaining
		Price		Intrinsic	contractual
Total Number	Number			Value	life (yrs)
	Vested

100,000 (1)	-	$ 3.86	December 1, 2010	$-	1.19
400,000 (2)	400,000	$ 5.25	May 20, 2011	-	1.64
50,000 (3)	50,000	$ 3.75	November 1, 2012	-	3.09
150,000 (4)	150,000	$ 3.85	December 3, 2012	-	3.18
450,000 (5)	450,000	$ 5.00	June 3, 2013	-	3.68
50,000 (6)	25,000	$ 2.75	January 14, 2014	-	4.29
5,000 (7)	5,000	$ 2.50	March 2, 2014	750	4.42
400,000 (8)	250,000	$ 2.50	May 12, 2014	60,000	4.62
500,000 (9)	-	$ 2.50	June 11, 2014	75,000	4.70
700,000 (10)	-	$ 2.50	June 12, 2014	105,000	4.70
120,000 (11)	-	$ 2.50	July 1,2014	18,000	4.75
270,000 (12)	-	$ 3.00	February 8, 2017	-	7.36

3,195,000	1,330,000			$258,750

1.

As at September 30, 2009, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control and a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 14

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

2.

As at September 30, 2009, these options have fully vested. The fair value of the options on the grant date was calculated to be $1,031,800, of which the Company recognized $257,950 stock- based compensation for the options vested in the year ended September 30, 2008. At September 30, 2008, the remaining 300,000 unvested options were re-measured with their fair value determined to be $172,350, of which the Company recognized $62,802 stock-based compensation in the year ended September 30, 2008. As a result of the Company periodically re-measuring the remaining non-vested options up to the dates on which they vested, the Company recognized $40,020 included with consulting fees for the year ended September 30, 2009.

3.

As at September 30, 2009 these options were fully vested. The fair value of these options was calculated to be $122,150 which amount has been recognized as stock-based compensation and included with investor relations expense in the financial statements for the year ended September 30, 2008.

4.

As at September 30, 2009, these options had fully vested. The fair value of the options on the grant date was calculated to be $269,910 for which the Company has recognized stock-based compensation in the amount of $256,954 included with consulting fees in the financial statements for the year ended September 30, 2008. The Company has recognized stock-based compensation in the amount of $12,956 included with consulting fees in the financial statements for the year ended September 30, 2009.

5.

As at September 30, 2009, these options had fully vested. The fair value of the options on the grant date was calculated to be $1,136,025 for which the Company has recognized stock-based compensation in the amount of $794,081 included with consulting fees in the financial statements for the year ended September 30, 2008. The Company has recognized stock-based compensation in the amount of $341,354 included with consulting fees in the financial statements for the year ended September 30, 2009.

6.

These options were granted during the year ended September 30, 2009 and as at September 30, 2009, 25,000 of these options had vested. The remaining 25,000 options vest on January 13, 2010. The grant date fair value of these options was calculated to be $79,000 of which the Company has included $56,509 in consulting fees for the year ended September 30, 2009.

7.

These options were granted during the year ended September 30, 2009 and as at September 30, 2009 all of these options had vested. The fair value of the options on the grant date was calculated to be $6,000 of which the Company has recognized stock-based compensation in that amount for the year ended September 30, 2009, included with consulting fees in the financial statements.

8.

These options were granted during the year ended September 30, 2009 and as at September 30, 2009, 250,000 of these options have vested. The remaining 150,000 options vest as to 50,000 on each of November 14, 2009, February 14, 2010 and May 14, 2010. The grant date fair value of these options was calculated to be $544,000 of which the Company has recognized stock- based compensation in the amount of $238,063 for the year ended September 30, 2009 included with consulting fees in the financial statements.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 15

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

9.

These options were granted during the year ended September 30, 2009 and as at September 30, 2009, none of these options have vested. The options vest on commencement of Phase 3 trial of a specific compound. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met. Subsequent to September 30, 2009, the vesting provisions of these options were changed such that there are 100,000 options vesting for each compound entering Phase II trials.

10.

These options were granted during the year ended September 30, 2009 and as at September 30, 2009 none of these options have vested. The options vest 233,333 on each of June 10, 2010, one compound commencing Phase 2 trials and one compound commencing Phase 3 trial. The fair value of these options was calculated to be $1,099,000 of which the Company has recognized stock-based compensation in the amount of $117,434 for the year ended September 30, 2009 included with consulting fees in the financial statements.

11.

These options were granted during the year ended September 30, 2009 and as at September 30, 2009, these options have not vested. The options vest upon completion of a minimum financing of $3,000,000 introduced and closed by the optionee. No stock-based compensation has been recorded in the financial statements as the performance conditions have not yet been met.

12.

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

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the years:

	2009	2008

Risk-free interest rate	1.16% - 2.71%	2.28% - 3.785%
Expected life of options	1.75 - 5 years	2.25 - 5 years
Annualized volatility	73.61%	77.82%
Dividend rate	0.00%	0.00%

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 16

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At September 30, 2009, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-date
	Shares	Price	Fair value

Unvested options at September 30, 2007	770,000	$3.00	$2.21
Forfeited	(500,000)	$3.00	$2.21
Granted	1,150,000	$4.78	$2.47
Vested	(450,000)	$4.73	$2.46
Unvested options at September 30, 2008	970,000	$4.31	$2.42
Granted	1,775,000	$2.51	$3.08
Vested	(880,000)	$4.20	$3.48
Unvested options at September 30, 2009	1,865,000	$2.65	$2.93

As at September 30, 2009, there was a total of $375,581 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized as follows: $363,403 in the year ended September 30, 2010 and $12,178 in the year ended September 30, 2011. There has been no stock-based compensation recognized in the financial statements for the year ended September 30, 2009 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for non-cash consideration during the year (Note 6), are classified in the Company’s Statement of Operations as follows:

	2009	2008

Consulting fees	$1,119,433	$2,218,488
Deferred financing costs	55,777	-
Investor relations	-	127,650
	$1,175,210	$2,346,138

c)	Share Subscriptions

As at September 30, 2009, the Company had received $300,000 in respect of a private placement for 133,333 units at $2.25 per unit. Each unit will consist of one common share and 1.125 common share purchase warrants entitling the holder thereof to purchase an additional common share for each whole warrant held at a price of $2.25 for a period of 2 years from closing date. Subsequent to September 30, 2009, these units were issued.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 17

Note 8	Commitments – (cont’d)

d)	Patent and Collaboration Agreement

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

Effective January 1, 2008, the monthly salary paid to the director was increased to 7,000 Euros. As at September 30, 2009, the Company has complied with the terms of the Patent and Collaboration Agreement and it remains in good standing

e)	CEO Consulting Agreement

On June 16, 2009, we appointed Dr. Herve de Kergrohen as our Chief Executive Officer pursuant to a consulting agreement effective June 12, 2009. In return for acting as Chief Executive Officer, we agreed to pay Dr. de Kergrohen the following consideration:

(a)	pay a consulting fee at the rate 35,000 Swiss francs per month;

(b)	pay an incentive bonus of 100,000 Swiss francs on the annual anniversary of the term of the agreement;

(c)

grant 700,000 stock options exercisable at $2.25 per option until June 12, 2014; 233,334 options vest on June 12, 2010; 233,333 options vest when one or more compounds enter Phase 2 trial; and 233,333 vest when one or more compounds enter Phase 3 trial;

(d)

pay a 4% finders bonus on up to the first $100 million and a 2% finders bonus on any amounts that exceed $100 million of any funding (joint-venture, licensing, and/or drug development funding) or trade sale secured from non-investment banking enterprises as a direct result of introduction and closing by Dr. de Kergrohen; and

(e)

reimburse any reasonable business expenses incurred in performing duties and promoting the business of our company, including, but not limited to, travel and lodging expenses, following presentation of documentation in accordance with our business expense reimbursement policies.

The agreement is for a period of two years and either party may terminate the agreement by providing the other party with 60 days written notice.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 18

Note 9	Supplemental Cash flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the year ended September 30, 2009:

a)

The Company issued 25,000 shares at $2.63 per share and 25,000 common shares at $2.50 per share, for a total of $128,250 pursuant to the consulting agreement with a director to issue common shares in exchange for consulting services. Subsequent to their issuance, pursuant to an amendment of the agreement to compensate the director, these shares were returned to treasury for cancellation. – Notes 4 and 6

b)	The Company issued 2,500 shares at $2.00 per share, 29,227 shares at $2.25 per share for a total of $70,760 as consideration for consulting services

c)	As a result of re-measuring remaining shares to be issued pursuant to a consulting agreement, the Company recorded compensation expense of $236,337 as consideration for consulting services; and

d)	The Company issued 22,222 common shares at $2.51 per share for a total of $55,777 pursuant to a deferred financing charge on an issuance of a convertible promissory note.

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

b)	The Company issued 10,000 shares at $4.50 per share for a total of $45,000 to settle an account payable.

c)	The Company issued 50,000 common shares at $3.86 per share for a total of $193,000 and 25,000 common shares at $5.00 per share for a total of $125,000 for payments of consulting services.

There were no amounts paid in 2009 and 2008 in respect of interest or income taxes.

Note 10	Subsequent Events

Subsequent to September 30, 2009, the Company closed a private placement with two purchasers providing for the issuance of 266,666 units of the Company at a price of $2.25 per unit raising gross proceeds of $600,000. Each unit consists of one share of common stock and 1.125 non-transferable share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $2.25 per share for a period of two years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management, with the participation of our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of our internal control over financial reporting as of September 30, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of September 30, 2009. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Material Weaknesses Identified

Based on our management’s evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended September 30, 2009, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

(ii)	There is a lack of sufficient supervision and review by our management;

(iii)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(iv)

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s September 30, 2009 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following: In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1)

We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources. However, we intend to increase our search for qualified candidates with assistance from recruiters and through referrals.

2)	During the year ended September 30, 2009, we elected an independent director to serve on our audit committee.

3)

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we intend to implement procedures to ensure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals, and intend to ensure the timely filing of our 8-K and 10-K in the future.

We believe that the foregoing steps will remediate the deficiency identified above, and we intend to continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Limitations on Effectiveness of Controls

Our principal executive officer and our principal financial officer do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On June 16, 2009, Dr. Herve de Kergrohen was appointed as one of our directors in addition to being appointed as our Chief Executive Officer.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Dr. Herve de Kergrohen	Chief Executive Officer and Director	53	June 16, 2009
Harvey Lalach	President, Chief Financial Officer, Secretary and Director	44	April 25, 2006
Cameron Durrant	Director	49	December 17, 2007
Alison Ayers	Director	57	May 20, 2008
David Tousley	Director	54	June 3, 2008

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Dr. Herve de Kergrohen

Dr. de Kergrohen has held CEO, chairman or director roles with more than 12 companies in the United States and Europe. During his tenure as CEO of Praxim, Dr. de Kergrohen led Praxim beyond research and development to become an innovative orthopedic provider and a leader in robotic-assisted surgery.

In 2000, Dr. de Kergrohen co-founded Global Biomedical Partners, the asset management firm of International Biomedicine Holdings, a $400-million fund based in Basel, Switzerland. Under his guidance International Biomedicine Holdings became the lead investor in several emerging biotech companies in the U.S. before they became NASDAQ listed.

Dr. de Kergrohen’s background includes work as a fund manager with public equity funds such as DH LifeSciences, which he founded while working as the head analyst at Darier Hentsch & Cie in Geneva. He also led the worldwide healthcare team of UBS Asset Management, advising the management of $1 trillion in assets.

From 1989 to 1995, Dr. de Kergrohen worked in the U.S. pharmaceutical industry at Sandoz Pharmaceuticals and GD Searle, holding various positions in drug development and marketing.

Dr. de Kergrohen currently serves as an advisor to various public organizations such as Eclosion, a Geneva-based biotech incubator that he helped create, the Handicap Agency in Paris and the United Nations Development Program. He is the founder of BioData, a biotech conference held annually in Geneva.

Dr. de Kergrohen holds a Medical Degree from Université Louis Pasteur in Strasbourg and a MBA from INSEAD (Fontainebleau, France). He has contributed more than 100 articles to various journals around the world.

Harvey Lalach

For the past 22 years Mr. Lalach has been involved in various aspects of the securities industry. From 1986 through to 1997 he was involved in various roles in financial institutions starting at the Vancouver Stock Exchange and later working in securities related roles for BMO Nesbitt Burns and TD Bank and for the past 10 years Mr. Lalach has focused on the operation and administration of numerous start-up US and Canadian public companies serving as both director and officer in various capacities. Most recently Mr. Lalach served as President and CEO for Assure Energy, Inc. (OTCBB: ASUR) and Quarry Oil & Gas Corp. (TSXV: QUC). Throughout his career, Mr. Lalach has gained extensive experience in the management and governance of listed public companies.

Cameron Durrant

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

Alison Ayers

Ms. Ayers is the current Worldwide Commercial Head for Oncology for Pfizer Inc. (NYSE: PFE). She is a member of the leadership team that develops Pfizer’s oncology strategic plan and which manages the portfolio, including asset prioritization, development planning, strategic and investment decisions including licensing and acquisitions.

Previously, Ms. Ayers was Commercial Head, Infectious Disease, Worldwide Marketing for Pfizer, responsible for strategic leadership for the company’s infectious disease portfolio. Under her leadership, Pfizer’s infectious disease portfolio exceeded $3 billion in sales in 2005, with two compounds achieving sales growth of 20-30%.

Before joining Pfizer Ms. Ayers was Vice President of Portfolio Management for Pharmacia Healthcare Ltd, where she developed and implemented strategies to maximize earnings from the company’s complex global $2.5 billion diversified products portfolio, which is comprised of more than 600 mature, non-promoted products. In her earlier role as Vice President, Commercial Development, Oncology for Pharmacia, Ms. Ayers was responsible for providing commercial leadership for the company’s oncology pipeline, and held a pivotal role in the acquisition of biotech company Sugen, which delivered Pfizer’s leading angiogenesis inhibitor, Sutent. Pharmacia was acquired by Pfizer in 2003.

Ms. Ayers’ background also includes senior positions in business and product planning for numerous bioscience and pharmaceutical companies, including Merck & Co. (NYSE: MRK), The Health Care Group, U.S. Bioscience, Inc. (Amex: UBS), Bristol-Myers Squibb Co. (NYSE: BMY) and Lederle Laboratories. She holds a Master of Science with distinction in biopharmacy and a Diploma in Business Studies, both from the University of London, UK, as well as a Bachelor of Science with honors in physiology and biochemistry from the University of Southampton, UK.

David Tousley

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

Certain Significant Employees

Our significant employees, their age, positions held, and duration of such and a brief description of the background and business experience for the past five years are as follows:

Name	Position Held with Our Company	Age	Date First Appointed
Alexandre Vamvakides	Chief Scientific Officer	70	January 27, 2007
George Kalkanis	VP Strategic Planning	43	February 8, 2007

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Alexandre Vamvakides

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

George Kalkanis

Mr. Kalkanis has over 15 years experience in the area of Business Analysis. His expertise is in analyzing information from various sources and developing intelligent models that provide assessments in order to support managerial business decision making. In the Pharmaceutical sector Dr. Kalkanis has provided Business Forecasting and Marketing analysis solutions to Pharmaceutical Companies in Greece, such as Novartis Inc. (NYSE: NVS) and Boehringer Ingelheim GmbH. Dr. Kalkanis holds Masters and Doctorate Degrees from the University of Manchester (UK) in the areas of Information engineering, Computation and Applied Statistics.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer or any associate of any such director or officer is a party adverse to our company or has a material interest adverse to our company.

No director or executive officer has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Cameron Durrant	1	2	N/A
Athanasios Skarpelos	1	3	N/A

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to Anavex Life Sciences Corp., 27 Marathonos Avenue, Athens, 15351, Greece, Attention: President.

Audit Committee and Audit Committee Financial Expert

We have an audit committee, comprised of two directors, Harvey Lalach and David Tousley. During the fiscal year ended September 30, 2009, our audit committee did not hold a meeting. The audit committee represents our board of directors in discharging its responsibility relating to the accounting, reporting and financial practices of our company, and has general responsibility for oversight of internal controls, accounting and audit activities and legal compliance of our company. However, the audit committee’s function is one of oversight only and does not relieve our management of its responsibilities for preparing financial statements which accurately and fairly present our financial results and conditions or the responsibilities of the independent registered public accounting firm relating to the audit or review of financial statements. Currently David Tousley is considered as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is Chairman of the audit committee.

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors. Our board of directors has not adopted a charter for the compensation committee.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and is expected to perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, at this stage of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Director Independence

Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the company or accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence.

We determined that Harvey Lalach, Herve de Kergrohen and Cameron Durrant are not independent as that term is defined by NASDAQ 5605(a)(2) because Mr. Lalach is our President and Chief Financial Officer, Mr. de Kergrohen is our Chief Executive Officer and Mr. Durrant has received certain considerations for providing certain management and consulting services. We determined that Alison Ayers and David Tousley are independent as that term is defined by NASDAQ Rule 5605(a)(2).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officers;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2009 who had total compensation exceeding $100,000; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended September 30, 2009 and 2008, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Herve de Kergrohen(1) Chief Executive Officer	2009 2008	$67,452 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	$67,452 N/A
Harvey Lalach(2) President, CFO and Secretary	2009 2008	$150,000 $111,500	Nil Nil	Nil Nil	$113,785 $264,694	Nil Nil	Nil Nil	Nil Nil	$263,785 $376,194
Alexandre Vamvakides(3) Chief Scientific Officer	2009 2008	$215,565 $113,382	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$215,565 $113,382
George Kalkanis(4) VP Strategic Planning	2009 2008	$28,000 $90,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$28,000 $90,000

(1)	Dr. de Kergrohen was appointed as our Chief Executive Officer and one of our directors on June 16, 2009.
(2)

Mr. Lalach was appointed President, CFO and Secretary on April 25, 2006. The fair value of the options granted to Harvey Lalach during the fiscal year ended September 30, 2008 was $378,675 of which $264,694 was expensed as stock-based compensation during the fiscal year ended September 30, 2008 and $113,785 was expensed as stock-based compensation during the year ended September 30, 2009.

(3)	Dr. Vamvakides was appointed Chief Scientific Officer on January 31, 2007.
(4)	Mr. Kalkanis was appointed VP Strategic Planning on February 8, 2007. Our contract with Mr. Kalkanis expired on January 31, 2009, but he still makes himself available to assist our company.
(5)	Details of our stock-based compensation arrangements, including the assumptions used in calculating the fair value of our share based awards, are disclosed in footnote 8 to our financial statements.

Employment or Consulting Agreements

Dr. Herve de Kergrohen

On June 16, 2009, we appointed Dr. Herve de Kergrohen as our Chief Executive Officer pursuant to a consulting agreement effective June 12, 2009. In return for acting as Chief Executive Officer, we agreed to pay Dr. de Kergrohen the following consideration:

(a)	pay a consulting fee at the rate CHF 35,000 per month;

(b)	pay an incentive bonus of CHF 100,000 on the annual anniversary of the term of the agreement;

(c)

grant 700,000 stock options exercisable at $2.25 per option until June 12, 2014; 233,334 options vest on June 12, 2010; 233,333 options vest when one or more compounds enter Phase 2 trial; and 233,333 vest when one or more compounds enter Phase 3 trial;

(d)

pay a 4% finders bonus on up to the first $100 million and a 2% finders bonus on any amounts that exceed $100 million of any funding (joint-venture, licensing, and/or drug development funding) or trade sale secured from non-investment banking enterprises as a direct result of introduction and closing by Dr. de Kergrohen; and

(e)

reimburse any reasonable business expenses incurred in performing duties and promoting the business of our company, including, but not limited to, travel and lodging expenses, following presentation of documentation in accordance with our business expense reimbursement policies.

The agreement is for a period of two years and either party may terminate the agreement by providing the other party with 60 days written notice.

Alexandre Vamvakides

We have a collaboration agreement with Alexandre Vamvakides dated February 1, 2007 to provide the services of a Chief Scientific Officer and to acquire property for the development of a new drug compound including three patents and one patent application. Pursuant to the agreement, we agreed to the following:

(a)	invest a minimum of $200,000 every fiscal year into scientific research;

(b)	hire the Chief Scientific Officer as a consultant to carry out our research and development program at $6,000 per month;

(c)	pay to the director 6% of the net income earned from the exploitation of the patent and patent application; and

(d)	disburse a one-time payment to the director an amount of $72,000 before December 31, 2007 as consideration for the transfer of the patents and the patent application, which has been paid.

The agreement is in force until terminated by either Mr. Vamvakides or our company. During the fiscal year ended September 30, 2008, we agreed to increase the compensation of Mr. Vamvakides to 7,000 Euros per month.

On October 19, 2009 we signed a stock option agreement with Alexandre Vamvakides which amended the June 11, 2009 stock option agreement to include vesting provisions. All other terms of the June 11, 2009 stock option agreement remain unchanged. Pursuant to the stock option agreement, we granted to Mr. Vamvakides options to purchase 500,000 shares of our common stock at an exercise price of $2.50 per share until June 11, 2014. The options vest as to 100,000 per compound entered into Phase II trial.

Cameron Durrant

On May 20, 2008, we entered into a consulting agreement with Cameron Durrant to provide certain management and consulting services to our company. Consideration for his services included:

(a)	the issuance of 200,000 shares of common stock to be paid installments of 25,000 shares every quarter;

(b)	the issuance of 400,000 stock options exercisable at $5.25 per share for a period of three years, subject to vesting provisions; and

(c)	a payment of a finders fee for any financing our company receives in the amount of 4% on the first $100,000,000 and 2% on the balance.

On May 14, 2009, we signed an amended consulting agreement with Cameron Durrant, whereby the consideration of 200,000 common shares to be paid in installments of 25,000 common shares every quarter was replaced with a grant of 400,000 options at an exercise price of $2.50 per share until May 12, 2014 and vest as follows:

(a)	200,000 options upon the execution of the amended consulting agreement;

(b)	50,000 options on August 14, 2009

(c)	50,000 options on November 14, 2009

(d)	50,000 on February 14, 2010

(e)	50,000 options on May 14, 2010

Mr. Durrant received 75,000 shares of common stock pursuant to the consulting agreement dated May 20, 2008 and subsequently returned these 75,000 shares to our company for cancellation as a result of the award modification.

The contract has a two year term that started May 20, 2008 and expires on May 20, 2010.

Harvey Lalach

We have a consulting agreement dated February 1, 2007 with Harvey Lalach to provide management services to our company for consideration of $7,000 per month. The contract had a two year term, and has been extend for an additional two year term expiring January 31, 2011. During the fiscal year ended September 30, 2008, we agreed to increase the compensation of Mr. Lalach to $12,500 per month.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Dr. Herve de Kergrohen	Nil	Nil	700,000	$2.50	June 12, 2014	Nil	Nil	Nil	Nil
Harvey Lalach	150,000	Nil	150,000	$5.00	June 3, 2013	Nil	Nil	Nil	Nil
George Kalkanis	Nil	Nil	150,000	$3.00	Feb 8, 2017	Nil	Nil	Nil	Nil
Alison Ayers	150,000	Nil	150,000	$5.00	June 3, 2013	Nil	Nil	Nil	Nil
Cameron Durrant	400,000 250,000 150,000	Nil Nil Nil	Nil 150,000 Nil	$5.25 $2.50 $3.85	May 20, 2011 May 12, 2012 Dec 12, 2012	Nil	Nil	Nil	Nil
David Tousley	150,000	Nil	Nil	$5.00	June 3, 2013	Nil	Nil	Nil	Nil
Alexandre Vamvakides	Nil	Nil	500,000	$2.50	June11, 2014	Nil	Nil	Nil	Nil

We have not adopted any other equity compensation plan other than our 2007 Stock Option Plan.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal years ended September 30, 2009 and 2008:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Cameron Durrant (1)	2009 2008	Nil Nil	Nil Nil	$556,177 $256,954	Nil Nil	Nil Nil	Nil Nil	$556,177 $256,954
Alison Ayers (2)	2009 2008	Nil Nil	Nil Nil	$113,785 $264,694	Nil Nil	Nil Nil	Nil Nil	$120,100 $264,694
David Tousley (3)	2009 2008	Nil Nil	Nil Nil	$113,785 $264,694	Nil Nil	Nil Nil	Nil Nil	$120,100 $264,694
Panos Kontzalis (4)	2009 2008	Nil $167,000	Nil $340,600	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $539,600
Angela Vernadaki (5)	2009 2008	Nil $43,080	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $43,080

(1)

Cameron Durrant was granted options during the year ended September 30, 2009 having a fair value of $525,500 of which $503,021 was expensed as stock based compensation during the year and was granted options during the year ended September 30, 2008 having a fair value of $309,910 of which $52,956 was expensed as stock based compensation during the year ended September 30, 2009 and $256,954 was expensed as stock based compensation during the year ended September 30, 2008.

(2)

Alison Ayers was granted options during the year ended September 30, 2008 having a fair value of $378,479 of which $113,785 was expensed as stock based compensation during the year ended September 30, 2009 and $264,694 was expensed as stock based compensation during the year ended September 30, 2008.

(3)

David Tousley was granted options during the year ended September 30, 2008 having a fair value of $378,479 of which $113,785 was expensed as stock based compensation during the year ended September 30, 2009 and $264,694 was expensed as stock based compensation during the year ended September 30, 2008.

(4)	Dr. Kontzalis resigned from our company on May 20, 2008.
(5)	Ms. Vernadaki resigned from our company on February 29, 2008.
(6)	Details of our stock-based compensation arrangements, including the assumptions used in calculating the fair value of our share based awards, are disclosed in footnote 8 to our financial statements.

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to September 30, 2009.

During the fiscal year ended September 30, 2009, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 22, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Security ownership of certain beneficial owners

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling stockholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class [1]
Common Stock	Athanasios Skarpelos 2, Place du Port Geneva, Switzerland CH 1204	6,725,832	32.01%

Security Ownership of Management

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class [1]
Common Stock	Dr. Herve de Kergrohen 22 Chemin Du Nantet Collonge-Bellerive CH 1245 Switzerland	Nil		Nil
Common Stock	Harvey Lalach 4837 Canyon Ridge Crescent Kelowna, British Columbia Canada	750,000 [2]	Direct	3.45%
Common Stock	Alexandre Vamvakides 3, Cite De L’alma Paris, France	Nil		Nil
Common Stock	George Kalkanis 20 Efklodou Street Athens, Greece 10442	910,000	Direct	4.15%
Common Stock	Cameron Durrant #90 Fairmount Road West Califon, NJ 07830-3330	850,000 [3]	Direct	3.89%
Common Stock	Alison Ayers 27 O’Connor Circle West Orange, NJ 07052	150,000 [4]	Direct	0.71%
Common Stock	David Tousley 14610 Pawnee Lane Leawood, KS 66224	150,000 [5]	Direct	0.71%
	Directors & Executive Officers as a group (7 persons)	2,810,000		11.80%

1 Percentage of ownership is based on 21,013,427 shares of our common stock issued and outstanding as of December 22, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Includes 600,000 shares of common stock and 150,000 stock options exercisable within 60 days.
3Includes 850,000 stock options exercisable within 60 days.
4 Includes 150,000 stock options exercisable within 60 days.
5Includes 150,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Other than as disclosed below and elsewhere, there has been no transaction, since October 1, 2007, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a director or indirect material interest.

(i)	any director or executive officer of our company;

(ii)	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

(iii)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

On May 15, 2008, we terminated the services of Panos Kontzalis, our Chief Executive Officer and agreed to a severance package consisting of the issuance of 65,000 shares of our common stock. In addition, we issued a promissory note payable to him in the amount of $200,000. This promissory note is without interest and had specified repayment terms. We repaid $100,000 in accordance with the repayment terms. We are in default of the payment terms for the entire $100,000 balance owing.

Compensation of Executive Officers and Directors

For information regarding compensation of our executive officers and directors, please see “Item 11. Executive Compensation.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended September 30, 2009 and 2008:

Fees	2009	2008

Audit fees	$80,838	$58,511
Audit related fees	Nil	Nil
Tax fees	$3,850	Nil
All other fees	Nil	Nil
Total Fees	$84,688	$58,511

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by BDO Dunwoody LLP for the fiscal years ended September 30, 2009 and 2008, in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our audit committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our audit committee before the respective services were rendered.

Our audit committee has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining BDO Dunwoody LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides dated January 31, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)

Exhibit Number	Description
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.6	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 22, 2007)
10.7

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2007)

10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.16	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.18	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.20	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)

Exhibit Number	Description
10.21	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.22	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.23	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.24	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.25	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.26	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.27	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.28	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certification
31.1*	Section 302 Certification of Dr. Herve de Kergrohen
31.2*	Section 302 Certification of Harvey Lalach
(32)	Section 906 Certification
32.1*	Section 906 Certification of Dr. Herve de Kergrohen
32.2*	Section 906 Certification of Harvey Lalach

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:
/s/ Herve de Kergrohen
Dr. Herve de Kergrohen
Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Herve de Kergrohen
Dr. Herve de Kergrohen
Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 24, 2009

By:
/s/ Harvey Lalach
Harvey Lalach
President, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: December 24, 2009

/s/ Alison Ayers
Alison Ayers
Director
Date: December 24, 2009

/s/ Cameron Durrant
Cameron Durrant
Director
Date: December 24, 2009

/s/ David Tousley
David Tousley
Director
Date: December 24, 2009