Form 10-Q
period 2009-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2010-02-22
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,062,932 shares of common stock outstanding as of February 17, 2010.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Stated in US Dollars)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2009 and September 30, 2009
(Stated in US Dollars)
(Unaudited)

ASSETS	December 31,	September 30,
	2009	2009

Current
Cash	$21,034	$350,994
Deferred financing charges	49,951	55,777
Prepaid expense	178	181

	71,163	406,952
Equipment	1,501	1,691

	$72,664	$408,643

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,570,482	$1,591,940
Derivative liabilities – Notes 3 and 4	432,508	-
Current portion of promissory notes payable – Note 5	2,428,441	2,506,526

	4,431,431	4,098,466

Promissory notes payable – Note 5	123,981	168,000

	4,555,412	4,266,466

CAPITAL DEFICIT

Capital stock – Note 6
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
21,013,427 common shares (September 30, 2009: 20,746,761)	21,014	20,747
Share subscriptions received	-	300,000
Additional paid-in capital	8,762,948	8,383,663
Deficit accumulated during the development stage	(13,266,710)	(12,562,233)

	(4,482,748)	(3,857,823)

	$72,664	$408,643

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2009 and 2008 and
for the period from January 23, 2004 (Date of Inception) to December 31, 2009
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2009	2008	2009
Expenses
Accounting and audit fees	$21,859	$31,260	$234,977
Amortization	190	90	820
Bank Charges and Interest	1,715	876	22,491
Consulting fees – Notes 7 and 8(b)	454,074	515,567	6,202,076
Investor relations	54,511	25,000	458,054
Legal fees	27,908	3,610	241,028
Management fees – Note 7	-	-	14,625
Office and miscellaneous	84,728	40,640	409,266
Registration and filing fees	6,133	5,576	47,184
Rent and administration – Note 7	-	-	148,750
Research and development	211,479	284,104	4,790,453
Website design and maintenance	-	-	26,725

Loss before other item	(862,597)	(906,723)	(12,596,449)
Other income (loss)
Interest	(22,802)	(30,491)	(135,277)
Change in fair value of derivative liability – Note 4	649,038	-	649,038
Loss on extinguishment of promissory note	-	-	(487,469)
Accretion of debt discount	(220,410)	-	(390,574)
Foreign exchange gain (loss)	8,270	9,172	(50,003)
	414,096	(21,319)	(414,285)
Net loss for the period	$(448,501)	$(928,042)	$(13,010,734)

Basic and diluted loss per share	$(0.02)	$(0.05)

Weighted average number of shares outstanding	21,007,630	19,965,300

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2009 and 2008 and
for the period from January 23, 2004 (Date of Inception) to December 31, 2009
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004(Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2009	2008	2009
Cash Flows used in Operating Activities
Net loss for the period	$(448,501)	$(928,042)	$(13,010,734)
Add items not involving cash:
Amortization	190	90	820
Amortization of deferred financing costs	5,826	-	5,826
Accretion of debt discount	220,410	-	390,574
Stock based compensation	112,608	200,616	2,609,730
Change in fair value of derivative liability	(649,038)	-	(649,038)
Consulting expense recorded in exchange for shares
to be issued	-	134,450	236,337
Common shares issued for consulting expenses	-	-	390,510
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and development
expenses	-	-	800,000
Management fees contributed	-	-	14,625
Loss on extinguishment of debt	-	-	487,469
Rent contributed	-	-	3,750
Adjustments to reconcile net loss to net cash used in
operating activities:
Prepaid expenses	3	-	(178)
Accounts payable and accrued liabilities	(21,458)	324,562	1,828,901

Net cash used in operating activities	(779,960)	(268,324)	(6,479,308)

Cash Flows provided by Financing Activities
Issuance of common shares	300,000	-	3,433,498
Proceeds from promissory notes	150,000	134,500	2,802,500
Repayment of promissory notes	-	-	(100,000)
Share subscriptions received	-	128,081	-
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000

Net cash provided by financing activities	450,000	262,581	6,502,663

Cash Flows used in Investing Activities
Acquisition of capital assets	-	-	(2,321)

Increase (decrease) in cash during the period	(329,960)	(5,743)	21,034

Cash, beginning of period	350,994	6,357	-

Cash, end of period	$21,034	$614	$21,034

Supplemental Cash Flow Information – Note 9

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2009
(Stated in US Dollars )
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Capital stock issued for cash on January 23, 2004 - at $0.0033	12,000,000	$12,000	$28,000	$-	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	-	(14,395)	25,605
Capital stock issued for cash on December 31, 2004 - at $0.0033	7,200,000	7,200	16,800	-	-	24,000
Management fees contributed	-	-	13,000	-	-	13,000
Rent contributed	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	-	(106,020)	(26,020)
Management fees contributed – Note 7	-	-	1,625	-	-	1,625
Rent contributed – Note 7	-	-	750	-	-	750
Debt forgiven by directors – Note 7	-	-	33,666	-	-	33,666
Net loss for the year	-	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	-	(131,552)	(15,511)
Capital stock issued for research and development services on September 24, 2007 - at $3.60	222,222	222	799,778	-	-	800,000
Capital stock issued for settlement of loan payable on September 25, 2007 - at $3.60	92,500	93	332,907	-	-	333,000
Net loss for the year	-	-	-	-	(1,579,993)	(1,579,993)

Balance, September 30, 2007 – carried forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2009
(Stated in US Dollars )
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Balance, September 30, 2007 – brought forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)
Capital stock issued for cash on December 10, 2007 - at $3.50	150,000	150	524,850	-	-	525,000
Capital stock issued for consulting services on December 18, 2007 – at $3.86	50,000	50	192,950	-	-	193,000
Capital stock issued in settlement of debt on December 18, 2007 - at $4.50	10,000	10	44,990	-	-	45,000
Stock-based compensation for shares issued at a discount	-	-	65,000	-	-	65,000
Capital stock issued for severance on May 15, 2008 - at $5.24	65,000	65	340,535	-	-	340,600
Common stock to be issued for consulting services	-	-	-	252,599	-	252,599
Capital stock issued for consulting services on August 19, 2008 - at $5.07	25,000	25	126,725	(126,750)	-	-
Capital stock issued for cash on August 19, 2008 - at $4.25	142,698	142	606,324	-	-	606,467
Stock based compensation – Note 6	-	-	1,493,937	-	-	1,493,937
Net loss for the year	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008 – carried forward	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2009
(Stated in US Dollars )
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Balance, September 30, 2008 – brought forward	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)
Stock based compensation	-	-	812,336	-	-	812,336
Capital stock issued for consulting services on November 20, 2008 – at $2.63	25,000	25	65,725	(65,750)	-	-
Capital stock issued for consulting services on February 20, 2009 – at $2.50	25,000	25	62,475	(62,500)	-	-
Capital stock issued for cash on March 6, 2009 – at $2.25	89,148	89	200,494	-	-	200,583
Capital stock issued for consulting services on March 20, 2009 – at $2.00	2,500	3	4,997	-	-	5,000
Capital stock issued for cash on March 20, 2009 – at $2.25	10,800	11	24,289	-	-	24,300
Capital stock issued for cash on June 11, 2009 – at $2.25	36,000	36	80,964	-	-	81,000
Capital stock issued for services on June 11, 2009 – at $2.25	29,227	29	65,731	-	-	65,760
Capital stock issued for cash on June 19, 2009 – at $2.25	495,556	496	1,114,504	-	-	1,115,000
Capital stock issued for finders’ fees on the issuance of a promissory note on June 26, 2009 – at $2.51	22,222	22	55,755	-	-	55,777
Shares to be issued for consulting services	-	-	-	236,337	-	236,337
Capital stock issued for cash on August 19, 2009 – at $2.25	128,888	129	289,869	-	-	289,998
Less: Finders’ fees			(72,850)	-	-	(72,850)
Beneficial conversion features on convertible debt issuances			333,056			333,056
Extinguishment of debt	-	-	487,469	-	-	487,469
Cancellation of common shares	(75,000)	(75)	234,011	(233,936)	-	-
Share subscriptions received				300,000	-	300,000
Net loss for the year	-	-	-	-	(5,499,419)	(5,499,419)
Balance, September 30, 2009	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to December 31, 2009
(Stated in US Dollars )
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Balance, September 30, 2009 – brought forward	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)
Cumulative effect of accounting change – Note 3			(333,056)		(255,976)	(589,032)
Capital stock issued for cash on October 2, 2009 – at $2.25	266,666	267	599,733	(300,000)	-	300,000
Stock-based compensation – Note 8(b)	-	-	112,608	-	-	112,608
Net loss for the period	-	-	-	-	(448,501)	(448,501)

Balance, December 31, 2009	21,013,427	$21,014	$8,762,948	$-	$(13,266,710)	$(4,482,748)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations

The Company is in the development stage has not yet realized any revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the treatment of cancer and diseases of the central nervous system.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2009, the Company had an accumulated deficit of $13,266,710 (September 30, 2009 - $12,562,233) since its inception, has a working capital deficit of $4,360,268 (September 30, 2008 - $3,691,514) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. Management is also negotiating amended terms of the promissory notes that have come due. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated in the State of Nevada, United States of America on January 23, 2004 as Thrifty Printing Inc. On January 25, 2007, the Company changed its business from developing online photofinishing services to its current business and changed its name to Anavex Life Sciences Corp.

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended September 30, 2009. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on September 30, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 2

Note 2	Recent Accounting Pronouncements

In December 2007, FASB issued guidance included in ASC 805 “Business Combinations” and ASC 810 “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements” which requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if certain criteria are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The impact of ASC 805 and ASC 810 on the Company’s financial position or results of operations is dependent on whether the Company undertakes any business combinations after October 1, 2009.

In March 2008, the FASB issued guidance included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 3	Adoption of New Accounting Policy

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” which is now included in the FASB Accounting Standards Codification at ASC 815-40-15. This guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), now included in the FASB Codification at ASC 815-10-15-74(a), and should be classified as a liability and marked-to-market. ASC 815-40-15 was effective for fiscal years beginning after December 15, 2008 and thus, upon its adoption on October 1, 2009, was applied to the Company’s outstanding promissory notes.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 3

Note 3	Adoption of New Accounting Policy – (cont’d)

The Company’s outstanding promissory notes, as described in Note 5, include embedded conversion options that, prior to the adoption of this accounting policy, were not accounted for as derivative liabilities. Effective October 1, 2009, these conversion options met the criteria of a derivative instrument liability because the terms of the promissory notes require that the conversion price be adjusted in certain circumstances that do not meet the “fixed- for-fixed” criteria in ASC 815-40-15-5. As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to income. The discount resulting from separating the embedded conversion feature is accreted via a charge to income using the effective yield method over the term of the debt.

The transition provisions of ASC 815-40-15 require cumulative effect adjustments as of October 1, 2009 to reflect the amounts that would have been recognized if derivative fair value accounting had been applied from the original issuance date of an equity-linked financial instrument through the implementation date of the revised guidance. Thus, the Company calculated the value of the derivative liabilities associated with the embedded conversion features as at the date of their issuances, recorded the accretion expense applicable to the debt discount arising upon the bifurcation of the derivative liabilities and recorded the change in the fair value of the derivative liabilities from the date of the issuance of the promissory notes up to October 1, 2009. Additionally, in conjunction with the foregoing, the previously calculated amounts in respect of the beneficial conversion features and the accretion expense on the beneficial conversion debt discounts were reversed.

The cumulative effect of this change in accounting principle of $589,032 has been recognized as an increase of the opening balance of the accumulated deficit of $255,976 and a decrease in the opening balance of additional paid-in capital of $333,056 as of October 1, 2009, with corresponding adjustments at October 1, 2009 to decrease the carrying value of the Convertible Debentures by $492,514 and the recognition of a derivative liability of $1,081,546.

Note 4	Derivative Liabilities

Derivative liabilities, consisting of the embedded conversion features in the Company’s convertible promissory notes, are accounted for as separate liabilities measured at their respective fair values as follows:

Balance, October 1, 2009	$1,081,546
Change in fair value of derivative liabilities	(649,038)

Balance, December 31, 2009	$432,508

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 4

Note 4	Derivative Liabilities – (cont’d)

The fair value of the derivative liabilities has been determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	December 31,	October 1,
	2009	2009

Risk-free interest rate	0.56%	0.65%
Expected life of derivative liability	1.02 years	1.27 years
Annualized volatility	68.01%	69.50%
Dividend rate	0.00%	0.00%

Note 5	Promissory Notes Payable

	December 31,	September 30,
	2009	2009
Convertibleu non-interest bearing promissory notes	$1,919,418	$1,919,418
Convertible interest bearing promissory notes	668,000	668,000
Interesti bearing promissory note	300,000	150,000
Non-interest bearing promissory note	100,000	100,000
Less: beneficial conversion features	-	(333,056)
Less: fair value of derivative liabilities on promissory notes issuance dates	(1,074,570)	-
Add: accumulated accretion	639,574	170,164
	2,552,422	2,674,526
Less: current portion	(2,428,441)	(2,506,526)

	$123,981	$168,000

Convertible non-interest bearing promissory notes

The convertible non-interest bearing promissory notes are due on demand but not before January 13, 2010 as to $150,000, February 2, 2010 as to $1,669,418 and March 16, 2010 as to $100,000. The promissory notes are convertible into units at $2.25 per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date. The embedded conversion features included in these promissory notes, recorded as separate derivative liabilities along with a corresponding debt discount, were determined to have a cumulative fair value of $683,744 at their respective issuance dates. During the three months ended December 31, 2009, the Company recorded accretion expense of $203,850 on the discounts of these notes.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 5

Note 5	Promissory Notes Payable – (cont’d)

Convertible interest bearing promissory notes

The convertible interest bearing notes bear interest at 8% and mature on June 3, 2014, as to $500,000 and June 19, 2011, as to $168,000. The holder of the note in the amount of $500,000 may demand repayment of the balance outstanding at any time. The promissory notes are convertible into units at $2.25 per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date, as to $500,000 and one common share and one-half of one common share purchase warrant exercisable at $3.50 per share for a period of one year from the conversion date, as to $168,000. The embedded conversion features included in these promissory notes, recorded as separate derivative liabilities along with a corresponding debt discount, were determined to have a cumulative fair value of $390,826 at their respective issuance dates. During the three months ended December 31, 2009, the Company recorded accretion expense of $16,560 on the discounts of these notes.

Interest bearing promissory notes

The Company has issued promissory notes totaling $150,000 bearing interest at 8% and it matured on December 31, 2009. On January 1, 2010, the Company issued a note with a principal balance of $157,890 (“new note”) in exchange for the $150,000 note plus accrued interest on the note which matured on December 31, 2009. The new note bears interest at 8% per annum and matures on December 31, 2010.

During the three months ended December 31, 2009, the Company issued additional 8% interest bearing notes totaling $150,000 which mature on December 5, 2010 as to $50,000 and December 22, 2010 as to $100,000.

Non- interest bearing promissory note

Pursuant to a termination agreement the Company has issued one non-interest bearing promissory note to a former officer of the Company, in the amount of $200,000. The Company has repaid $100,000 and, as at December 31, 2009 and September 30, 2009, the Company was in default of the payment terms for the remaining $100,000 balance owing. Subsequent to December 31, 2009, the Company and the former officer agreed to settle the outstanding amount owed by issuing 49,505 common shares of the Company at their fair value of $2.02 per share.

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
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 6

Note 6	Capital Stock – (cont’d)

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
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 7

Note 6	Capital Stock – (cont’d)

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

On June 26, 2009, the Company issued 22,222 common shares at $2.51 per share for a total value of $55,777 for finders’ fees related to the issuance of the $500,000 promissory note (Note 5). The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date. Such amount has been deferred and is being amortized over the term of the debt.

On August 19, 2009, the Company issued 128,888 units at $2.25 per Unit for total proceeds of $289,998. Of these placements, 40,000 Units consisted of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until July 10, 2010 and 88,888 Units consisted on one common share and one and one- eighth share purchase warrant entitling the holder to purchase an additional common shares at $2.25 per share until August 4, 2011. The Company paid finders’ fees totaling $9,000 in respect of these private placements.

On October 2, 2009 the Company issued 266,666 units at $2.25 per unit for proceeds of $600,000 pursuant to private placement agreements. Each unit consisted of one common share and one and one- eighth common share purchase warrant entitling the holder to purchase an additional common share at $2.25 per share until October 2, 2011.

Note 7	Related Party Transactions

During the three months ended December 31, 2009 and 2008 the Company was charged consulting fees from officers and a private company owned by a director as follows:

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2009	2008

Consulting	$170,657	$67,959

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 8

Note 7	Related Party Transactions – (cont’d)

The following amounts were contributed to the Company by the directors and officers of the Company:

			January 23,
	Three Months	Three Months	2004 (Date of
	ended	ended	Inception) to
	December 31,	December 31,	December 31
	2009	2008	2009

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666
	$-	$-	$52,041

At December 31, 2009, included in accounts payable and accrued liabilities is $71,006 (September 30, 2009: $57,464) owed to a director and an officer of the Company in respect of unpaid consulting fees.

Note 8	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Balance, September 30, 2008	292,698	$5.00
Expired	(142,695)	$5.00
Issued	833,448	$2.62
Balance, September 30, 2009	983,448	$2.93
Expired	(150,000)	$5.00
Issued	299,999	$2.25

Balance, December 31, 2009	1,133,447	$2.52

At December 31, 2009 the Company has 1,133,447 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date

89,148	$4.00	March 6, 2010
10,800	$4.00	March 20, 2010
36,000	$4.00	June 11, 2010
40,000	$4.00	July 10, 2010
99,999	$2.25	August 4, 2010
557,501	$2.25	June 19, 2011
299,999	$2.25	October 2, 2011

1,133,447

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 9

Note 8	Commitments – (cont’d)

b)	Stock-based Compensation Plan

A summary of the status of the company’s outstanding stock purchase options for the three months ended December 31, 2009 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at September 30, 2008	1,420,000	$4.44
Granted	1,775,000	$2.51

Outstanding at September 30, 2009 and December 31, 2009	3,195,000	$3.37

Exercisable at December 30, 2009	1,380,000	$4.31

Exercisable at September 30, 2009	1,330,000	$4.38

At December 31, 2009, the following stock options were outstanding:

Number of Shares

Total		Number	Exercise
Number		Vested	Price	Expiry Date

100,000	(1)	-	$3.86	December 1, 2010
400,000	(2)	400,000	$5.25	May 20, 2011
50,000	(3)	50,000	$3.75	November 1, 2012
150,000	(4)	150,000	$3.85	December 3, 2012
450,000	(5)	450,000	$5.00	June 3, 2013
50,000	(6)	25,000	$2.75	January 14, 2014
5,000	(7)	5,000	$2.50	March 2, 2014
400,000	(8)	300,000	$2.50	May 12, 2014
500,000	(9)	-	$2.50	June 11, 2014
700,000	(10)	-	$2.50	June 12, 2014
120,000	(11)	-	$2.50	July 1, 2014
270,000	(12)	-	$3.00	February 8, 2017

3,195,000		1,380,000

1.

As at December 31, 2009, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control and a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

2.

As at December 31, 2009 and September 30, 2009, these options have fully vested. The Company recognized $320,752 stock-based compensation for the options vested in the year ended September 30, 2008. The Company recognized $40,020 included with consulting fees in respect of the remainder of the options that vested during the year ended September 30, 2009.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 10

Note 8	Commitments – (cont’d)

b)	Stock-based Compensation Plan – (cont’d)

3.

As at December 31, 2009 and September 30, 2009, these options have fully vested. The fair value of the options on the grant date was calculated to be $122,150 which amount has been recognized as stock-based compensation for the year ended September 30, 2008.

4.

As at December 31, 2009 and September 30, 2009, these options have fully vested. The Company recognized stock-based compensation in the amount of $256,954 in the financial statements for the year ended September 30, 2008. The Company has recognized stock-based compensation in the amount of $12,956 included with consulting fees in respect of the remainder of the options that vested during the year ended September 30, 2009.

5.

As at December 31, 2009 and September 30, 2009, these options have fully vested. The Company recognized stock-based compensation in the amount of $794,081 in the financial statements for the year ended September 30, 2008. The Company recognized stock-based compensation in the amount of $341,354 included with consulting fees in respect of the remainder of the options that vested during the year ended September 30, 2009.

6.

These options were granted during the year ended September 30, 2009 and as at December 31, 2009, 25,000 of these options had vested. The remaining 25,000 options vested on January 13, 2010. The grant date fair value of these options was calculated to be $79,000 of which the Company has included $56,509 in consulting fees for the year ended September 30, 2009. The Company has recognized stock-based compensation in the amount of $2,950 included with consulting fees in the financial statements for the three months ended December 31, 2009.

7.

As at December 31, 2009 and September 30, 2009, these options have fully vested. The Company recognized stock-based compensation of $6,000 included with consulting fees in the financial statements for the year ended September 30, 2009.

8.

As at December 31, 2009, 300,000 of these options have vested. The remaining 100,000 options vest as to 50,000 on each of February 14, 2010 and May 14, 2010. The grant date fair value of these options was calculated to be $544,000 of which the Company has recognized stock- based compensation in the amount of $238,063, included with consulting fees in the financial statements for the year ended September 30, 2009. The Company has recognized stock-based compensation in the amount of $37,158 included with consulting fees in the financial statements for the three months ended December 31, 2009.

9.

As at December 31, 2009 these options have not vested. During the three months ended December 31, 2009, the vesting provisions of these options were changed such that there are 100,000 options vesting for each compound entering Phase II trials. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

10.

As at December 31, 2009 these options have not vested. The options vest 233,333 on each of June 10, 2010, one compound commencing Phase 2 trials and one compound commencing Phase 3 trial. The fair value of these options was calculated to be $1,099,000 of which the Company has recognized stock-based compensation in the amount of $117,434, included with consulting fees in the financial statements for the year ended September 30, 2009. The Company has recognized stock-based compensation in the amount of $72,500 included with consulting fees in the financial statements for the three months ended December 31, 2009.

11.

As at December 31, 2009 these options have not vested. The options vest upon completion of a minimum financing of $3,000,000 introduced and closed by the optionee. No stock-based compensation has been recorded in the financial statements as the performance conditions have not yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 11

Note 8	Commitments – (cont’d)

b)	Stock-based Compensation Plan – (cont’d)

12.

As at December 31, 2009 these options have not vested. The options vest upon one or more compounds: entering Phase 2 Trial – 90,000 options; entering Phase 3 Trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted or re-priced during the periods:

	December 31,	September 30,
	2009	2009

Risk-free interest rate	1.79%	1.07%
Expected life of options	3.99 years	2.42 years
Annualized volatility	88.54%	73.61%
Dividend rate	0%	0%

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

At December 31, 2009, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-date
	Shares	Price	Fair value

Unvested options at September 30, 2009	1,865,000	$2.65	$2.93
Vested	(50,000)	$2.50	$3.44

Unvested options at December 31, 2009	1,815,000	$2.65	$3.01

As at December 31, 2009, there was a total of $191,390 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones. This unrecognized compensation cost is expected to be recognized in the year ended September 30, 2010. There has been no stock-based compensation recognized in the financial statements for the period ended December 31, 2009 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
Unaudited – Page 12

Note 8	Commitments – (continued)

b)	Stock-based Compensation Plan

Stock-based compensation amounts, including those relating to shares issued for non-cash consideration during the period, are classified in the Company’s Statement of Operations as follows:

	2009	2008

Consulting	$112,608	$335,066

Note 9	Supplemental Cash flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the period ended December 31, 2008, the Company issued 25,000 common shares at $2.63 per share for a total of $65,750 in respect of payment for consulting services.

Note 10	Subsequent Events

The Company has evaluated subsequent events from December 31, 2009 up to February 22, 2010, the date on which the financial statements are filed as required by ASC 855.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, statements regarding the anticipated designs of our future clinical studies, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position. We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials and financial needs. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The ANAVEX portfolio involves new sigma receptor compounds (ligands) in the preclinical stage that target neurodegenerative diseases and cancer. Our lead drug candidate ANAVEX 2-73, targeting Alzheimer’s disease (AD), is expected to enter first Human Clinical Trials (HCT) by mid 2010. Scale-up manufacturing of ANAVEX 2-73 has been completed and Forenap Pharma EURL has been contracted to carry out our phase 1 clinical trials. We have completed most preclinical testing on ANAVEX 2-73 and are currently preparing the Investigational New Drug (IND) file. In parallel, we plan to launch HCT for another three of our compounds (melanoma, prostate cancer and epilepsy) in 2010 provided sufficient capital is available. Additionally, we intend to further develop compounds in earlier preclinical phases, which target diseases like diabetes, depression, neuropathic pain and various types of cancer and continue to develop and expand our Sigmaceptortm platform.

Our proprietary SIGMACEPTOR™ Discovery Platform has resulted in and continues to generate small molecule drug candidates with unique modes of action, by making use of sigma receptors, which represent potential targets for therapeutic developments in combating many human diseases (such as Alzheimer’s disease, depression, epilepsy and cancer). When activated by the appropriate ligands, these receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of a disease.

With our SIGMACEPTOR™-N program, we are focused on developing disease modifying treatments for CNS diseases using sigma-1 receptor ligands. Among our lead CNS drug candidates, we have made significant progress with ANAVEX 2-73, our lead drug candidate to treat Alzheimer’s disease (“AD”), and ANAVEX 19-144, another lead drug candidate to treat epilepsy. Preclinical data reveals that these compounds exhibit significant anti-amnesic, neuroprotective and anticonvulsant properties in a variety of in vitro systems and specialized animal models. These activities involve sigma-1 and NMDA receptor components and also ion channels, indicating a unique mode of action. In AD, ANAVEX 2-73 is pharmacologically suggested as an effective neuroprotective, anti-convulsive and anti depressive (anti-amnesic) putative therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 types muscarinic receptors. In epilepsy, ANAVEX 19-144 controls seizures and the epileptogenesis process. Moreover, its neuroprotective properties prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain from epileptic seizures.

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

Expenses

Our expenses for the three months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended
	December 31
	2009	2008
Accounting and audit fees	$21,859	$31,260
Amortization	190	90
Bank charges and interest	1,715	876
Consulting fees	454,074	515,567
Investor Relations	54,511	25,000
Legal fees	27,908	3,610
Office and miscellaneous	84,728	40,640
Registration and filing fees	6,133	5,576
Rent and administration	0	0
Research and development	211,479	284,104
Total expenses	$862,597	$906,723

Three Months Ended December 31, 2009 and 2008

Expenses for the three months ended December 31, 2009 decreased by $44,126 over the same period in 2008. Bank charges and Interest increased to $1,715 for the three months ended December 31, 2009 from $876 for the same period in 2008 due to an increased amount of interest bearing promissory notes. Consulting fees decreased from $515,567 for the three months ended December 31, 2008 to $454,074 for the same period in 2009 primarily as a result of decreased stock based compensation charges. Legal fees increased to $27,908 for the three months ended December 31, 2009 from $3,610 for the same period in 2008 primarily as a result of increased patent and corporate activity fees. Research and Development charges decreased to $211,479 for the three months ended December 31, 2009 from $284,104 for the same period in 2008 resulting from decreased research activities.

Other Income and loss

Other income and (loss) for the three months ended December 31, 2009, were $414,096 as compared to a loss of $(21,319) for the comparable three months ended December 31, 2008. The increase of $435,415 is primarily attributable to the change in fair value of the derivative liability of $649,038 and a foreign exchange gain of $8,270. These were offset by accretion of discounts on notes payable of $220,410 and interest expense of $22,802.

Change in fair value of derivative liability

We recognized a gain on derivative financial instruments of $ 649,038 for the three months ended December 31, 2009, as compared to $ Nil for the prior year’s comparable period, The non-cash gain arises from adjusting the embedded conversion feature of our convertible promissory notes payable to fair value at each reporting period in accordance with current accounting standards. The embedded conversion features of the convertible promissory notes are treated as derivative liabilities because the conversion price can be adjusted in certain circumstances.

We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because the Black-Scholes model uses our stock price as one of the inputs in calculating the fair value of the derivative liabilities, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair value.

Liquidity and Capital Resources

Working Capital

	December 31, 2009	September 30, 2009
Current Assets	71,163	406,952
Current Liabilities	4,431,431	4,098,466
Working Capital (Deficit)	$(4,360,268)	$(3,691,514)

As of December 31, 2009, we had $21,034 in cash, a decrease of $329,960 from September 30, 2009. The principal component of this decrease in cash was draw downs on the cash for general working purposes. As of December 31, 2009, we had a working capital deficit of $4,360,268, an increase of $668,754 from September 30, 2009. The principal component of this increase in working capital deficit was a decrease in our current assets.

On October 2, 2009 we issued an aggregate of 266,666 units of our securities at a purchase price of $2.25 per unit. Each unit consists of one share of common stock in the capital of our company and 1.125 common share purchase warrants. One full warrant entitles the holder to purchase one additional share of common stock at a price of $2.25 per warrant share for a period of two years.

We anticipate that we will require up to $10 million for the 12 months ending December 31, 2010 to implement our plan of operation of researching and developing our patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter ANAVEX 2-73, ANAVEX 1-41 and ANAVEX 7-1037 into clinical trials. If we are not able to secure additional financing, we will not be able to implement and fund these trials.

Cash Flows

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
Cash flows used in operating activities	$(779,960)	(268,324)
Cash flows from financing activities	$450,000	262,581
Cash flows from investing activities	$-	-
Increase (decrease) in cash	$(329,960)	(5,743)

Cash flow used in operating activities

Our cash used in operating activities for the three months ended December 31, 2009 compared to our cash used in operating activities for the three months ended December 31, 2008 increased by 191%. This change was largely due to a net decrease in accounts payable for the three months ended December 31, 2009 in the amount of $21,459 compared to a net increase of accounts payable for the three months ended December 31, 2008 in the amount of $324,562 for a total difference of $346,021.

Cash flow provided by financing activities

Our cash provided by financing activities for the three months ended December 31, 2009 compared to our cash provided by financing activities for the three months ended December 31, 2008 increased by 71% largely due to promissory notes issued in the quarter.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the three months ended December 31, 2009 or 2008.

Going Concern

At December 31, 2009, we had an accumulated deficit of $13,266,710 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended September 30, 2009.

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

Derivative Liabilities

We evaluate the embedded conversion features of our convertible promissory notes to determine whether they are indexed to our stock for purposes of determining whether are required to be bifurcated as separate derivative liabilities. When they are determined not to be indexed to our stock, and thus classified as derivative liabilities, they are marked-to-market each reporting period.

We use the Black-Scholes option pricing model to calculate the fair value of the derivative liabilities at each reporting period. The Black Scholes pricing model requires the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our derivative liabilities.

The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations.

Recent accounting pronouncements

In December 2007, FASB issued guidance included in ASC 805 “Business Combinations” and ASC 810 “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements” which requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if certain criteria are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The impact of ASC 805 and ASC 810 on the Company’s financial position or results of operations is dependent on whether the Company undertakes any business combinations after October 1, 2009.

In March 2008, the FASB issued guidance included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Based on that evaluation, our management, with the participation of our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the weaknesses disclosed in our annual report on Form 10-K filed on December 24, 2009.

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

Changes in Internal Control over Financial Reporting

We have not made any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Since inception on January 23, 2004, we have an accumulated deficit of $13,266,710 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our independent auditors have noted in their report concerning our annual financial statements as of September 30, 2009 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities.

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

There is currently a limited market for our common stock. Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 2, 2009 we issued an aggregate of 266,666 units of our securities at a purchase price of $2.25 per unit to two offshore investors. Each unit consists of one share of common stock in the capital of our company and 1.125 common share purchase warrants. One full warrant entitles the holder to purchase one additional share of common stock at a price of $2.25 per warrant share for a period of two years. We issued these units to two non-U.S. persons

(as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

Pursuant to a termination agreement we have issued one non-interest bearing promissory note to Panos Kontzalis, a former officer of our company, in the amount of $200,000. We have repaid $100,000 and, as at December 31, 2009 and September 30, 2009, we were in default of the payment terms for the remaining $100,000 balance owing. Subsequent to December 31, 2009, we and Mr. Kontzalis agreed to settle the outstanding amount owed by issuing 49,505 shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Pursuant to a termination agreement we have issued one non-interest bearing promissory note to Panos Kontzalis, a former officer of our company, in the amount of $200,000. We have repaid $100,000 and, as at December 31, 2009 and September 30, 2009, we were in default of the payment terms for the remaining $100,000 balance owing. On February 8, 2010, we agreed to settle the outstanding amount owed by issuing 49,505 shares of our common stock. We will issue these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on the registration exemption provided for in Regulation S of the Securities Act of 1933, as amended.

On May 5, 2009, we issued Stonehedge Limited a promissory note with a principal amount of $150,000 that matured on December 31, 2009 bearing an interest rate of 8%. On January 1, 2010, this promissory note was replaced by another promissory note with a principal amount of $157,890 maturing on December 31, 2010 bearing interest rate of 8%.

Item 6. Exhibits.

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

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts

Number	Description
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides dated January 31, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.6	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 22, 2007)
10.7

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2007)

10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.16	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.18	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.20	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.21	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.22	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.23	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.24	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.25	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)

Number	Description
10.26	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.27	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.28	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.29*	Promissory note issued to Stonehedge Limited on January 1, 2010
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certification
31.1*	Section 302 Certification of Dr. Herve de Kergrohen
31.2*	Section 302 Certification of Harvey Lalach
(32)	Section 906 Certification
32.1*	Section 906 Certification of Dr. Herve de Kergrohen
32.2*	Section 906 Certification of Harvey Lalach

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:

/s/ Dr. Herve de Kergrohen
Dr. Herve de Kergrohen
Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 22, 2010

By:

/s/ Harvey Lalach
Harvey Lalach
President, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: February 22, 2010