Form 10-Q
period 2010-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2010-05-21
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,155,431 shares of common stock outstanding as of May 17, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2010 and September 30, 2009
(Stated in US Dollars)
(Unaudited)

	March 31,	September 30,
ASSETS	2010	2009

Current
Cash	$144,510	$350,994
Deferred financing charges	83,108	55,777
Prepaid expenses	168	181

	227,786	406,952

Equipment	1,311	1,691

	$229,097	$408,643

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7	$1,746,061	$1,591,940
Derivative liabilities – Notes 3 and 4	521,332	-
Promissory notes payable – Note 5	2,425,059	2,506,526

	4,692,452	4,098,466

Promissory notes payable – Note 5	1,155,430	168,000

	5,847,882	4,266,466

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 6
Authorized: 150,000,000 common shares, par value $0.001 per share
Issued and outstanding: 21,062,932 common shares (September 30, 2009: 20,746,761)	21,063	20,747
Share subscriptions received	149,470	300,000
Additional paid-in capital	9,191,534	8,383,633
Deficit accumulated during the development stage	(14,980,852)	(12,562,233)

	(5,618,785)	(3,857,823)

	$229,097	$408,643

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2010 and 2009
and from January 23, 2004 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited)

					January 23,
					2004 (Date of
	Three Months Ended		Six Months Ended		Inception) to
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

Expenses
Accounting and audit fees	$66,936	$3,000	$88,795	$34,260	$301,913
Amortization	190	90	380	180	1,010
Bank charges and interest	1,275	918	2,990	1,794	23,766
Consulting – Note 7	568,816	430,964	1,022,890	971,531	6,770,892
Investor relations	27,482	-	81,993	-	485,536
Legal fees	17,775	1,911	45,683	5,521	258,803
Management fees	-	-	-	-	14,625
Office and miscellaneous	17,403	4,716	102,131	45,356	426,668
Registration and filing fees	3,320	469	9,453	6,045	50,504
Rent	-	-	-	-	148,750
Research and development	815,609	328,859	1,027,088	612,963	5,606,062
Website design and maintenance	-	-	-	-	26,725

Loss before other items	(1,518,806)	(770,927)	(2,381,403)	(1,677,650)	(14,115,254)
Other income (loss)

Interest on long – term debt	(33,157)	(5,000)	(55,959)	(35,491)	(168,434)
Accretion	(99,397)	(7,781)	(319,807)	(7,781)	(489,972)
Change in fair value of derivative liability – Note 4	(88,824)	-	560,214	-	560,214
Loss on extinguishment of promissory notes	-	(487,469)	-	(487,469)	(487,469)
Foreign exchange gain (loss)	26,042	29,821	34,312	38,993	(23,961)

Net loss for the period	$(1,714,142)	$(1,241,356)	$(2,162,643)	$(2,169,398)	$(14,724,876)

Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.10)	$(0.11)

Weighted average shares outstanding	21,044,780	20,019,642	21,026,001	19,992,173

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2010 and
for the period from January 23, 2004 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004
			(Date of
	Six months ended		Inception) to
	March 31,		March 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(2,162,643)	$(2,169,398)	$(14,724,876)
Add Items not involving cash:
Amortization	380	180	1,010
Accretion of debt discount	319,807	7,781	489,971
Stock based compensation	397,023	353,943	2,894,145
Amortization of deferred financing costs	12,669	-	12,669
Change in fair value of derivative liability	(560,214)	-	(560,214)
Consulting expense recorded in exchange for shares to be issued		159,850	236,337
Common shares issued for consulting expense	-	-	390,510
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Loss on extinguishment of debt	-	487,469	487,469
Rent contributed	-	-	3,750
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid Expenses	13		(168)
Accounts payable and accrued liabilities	162,011	518,248	2,012,370

Net cash used in operating activities	(1,830,954)	(641,927)	(7,530,302)

Cash Flows from Financing Activities
Proceeds from promissory notes	1,175,000	469,416	3,827,500
Share subscriptions received	149,470	-	449,470
Repayment of promissory notes	-	-	(100,000)
Issuance of common shares	300,000	224,881	3,133,498
Due to related parties	-	-	33,665
Loan payable to shareholder	-	20,000	333,000

Net cash provided by financing activities	1,624,470	714,299	7,677,133

Cash Flows from Investing Activities
Acquisition of equipment	-	-	(2,321)

Increase (decrease) in cash during the period	(206,484)	72,372	144,510

Cash, beginning of period	350,994	6,357	-

Cash, end of period	$144,510	$78,729	$144,510

Supplemental Cash Flow Information – Note 8

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited )

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	be Issued	Stage	Total

Capital stock issued for cash - at $0.0033	12,000,000	$12,000	$28,000	-	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	-	(14,395)	25,605
Capital stock issued for cash - at $0.0033	7,200,000	7,200	16,800	-	-	24,000
Management fees contributed	-	-	13,000	-	-	13,000
Rent contributed	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	-	(106,020)	(26,020)
Management fees contributed	-	-	1,625	-	-	1,625
Rent contributed	-	-	750	-	-	750
Debt forgiven by directors	-	-	33,666	-	-	33,666
Net (loss) for the year	-	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	-	(131,552)	(15,511)
Capital stock issued for research and development services, on September 24, 2007 – at $3.60	222,222	222	799,788	-	-	800,000
Capital stock issued for research and development services, on September 25, 2007 – at $3.60	92,500	93	332,907	-	-	333,000
Net loss for the year	-	-	-	-	(1,579,993)	(1,5779,993)

Balance, September 30, 2007 – Carried forward	19,514,722	$19,515	$1,229,526	-	$(1,711,545)	$(462,504)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited )

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares*	Par Value*	Capital*	be Issued	Stage	Total

Balance, September 30, 2007 – brought forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)
Capital stock issued for cash on December 10, 2007- at $3.50	150,000	150	524,850	-	-	525,000
Capital stock issued for consulting services on December 18,2007 - at $3.86	50,000	50	192,950	-	-	193,000
Capital stock issued debt settlement of debt on December 18, 2007- at $4.50	10,000	10	44,990	-	-	45,000
Stock-based compensation for shares issued at a discount	-	-	65,000	-		65,000
Capital stock issued for severance on May 15, 2008 - at $5.24	65,000	65	340,535	-		340,600
Common stock to be issued for consulting services	-	-	-	252,599		252,599
Capital stock issued for consulting services on August 19, 2008 - at $5.00	25,000	25	126,725	(126,750)		-
Capital stock issued for cash on August 19,2008 - at $4.25	145,698	142	606,325	-		604,467
Stock-based compensation	-	-	1,493,937	-	-	1,493,937
Net loss for the year	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008	19,957,420	$19,957	$4,624,838	125,849	$(7,062,814)	$(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total
Balance, September 30, 2008 – brought forward	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)
Stock based compensation – Note 6	-	-	812,336	-	-	812,336
Capital stock issued for consulting services on November 20, 2008 – at $2.63	25,000	25	65,725	(65,750)	-	812,336
Capital stock issued for consulting services on February 20, 2009 – at $2.50	25,000	25	62,475	(62,500)	-	-
Capital stock issued for cash on March 6, 2009 – at $2.25	89,148	89	200,494	-	-	200,583
Capital stock issued for consulting services on March 20, 2009 – at $2.00	2,500	3	4,997	-	-	5,000
Capital stock issued for cash on March 20, 2009 – at $2.25	10,800	11	24,289	-	-	24,300
Capital stock issued for cash on June 11, 2009 – at $2.25	36,000	36	80,964	-	-	81,000
Capital stock issued for services on June 11, 2009 – at $2.25	29,227	29	65,731	-	-	65,760
Capital stock issued for cash on June 19, 2009 – at $2.25	495,556	496	1,114,504	-	-	1,115,000
Capital stock issued for finders’ fees on the issuance of a promissory note on June 26, 2009 – at $2.51	22,222	22	55,755	-	-	55,777
Shares to be issued for consulting services	-	-	-	236,337	-	236,337
Capital stock issued for cash on August 19, 2009 – at $2.25	128,888	129	289,869	-	-	289,998
Less: Finders’ fees			(72,850)	-	-	(72,850)
Beneficial conversion features on convertible debt issuance	-	-	333,056	-	-	333,056
Extinguishment of debt	-	-	487,469	-	-	487,469
Cancellation of common shares	(75,000)	(75)	234,011	(233,936)	-	-
Share subscriptions received				300,000	-	300,000
Net loss for the year	-	-	-	-	(5,499,419)	(5,499,419)

Balance, September 30, 2009	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Balance, September 30, 2009 – brought forward	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)

Cumulative effect of accounting changes – Note 3	-	-	(333,056)	-	(255,976)	(589,032)

Capital stock issued for cash on October 2, 2009 – at $2.25	266,666	267	599,733	(300,000)	-	300,000

Capital stock issued in settlement of promissory note on February 2, 2010 – at $2.02	49,505	49	99,951	-	-	100,000

Share subscriptions received – Note 6	-	-	-	149,470	-	149,470

Stock-based compensation - Note 6	-	-	397,023	-	-	397,023

Equity component of convertible promissory note – Note 5			44,220			44,220

Net loss for the period	-	-	-	-	(2,162,643)	(2,162,643)

Balance, March 31, 2010	21,062,932	$21,063	$9,191,534	$149,470	$(14,980,852)	$(5,618,785)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the treatment of cancer and diseases of the central nervous system

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2009, the Company had a working capital deficiency and an accumulated deficit of $14,980,852 (September 30, 2009 - $12,562,233) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated in the State of Nevada, United States of America on January 23, 2004 as Thrifty Printing Inc. On January 25, 2007, the Company changed its business from developing online photofinishing services to its current business and changed its name to Anavex Life Sciences Corp.

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for the fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended September 30, 2009. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on September 30, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Recent Accounting Pronouncements

In December 2007, FASB issued guidance included in ASC 805 “Business Combinations” and ASC 810 “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements” which requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if certain criteria are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The impact of ASC 805 and ASC 810 on the Company’s financial position or results of operations is dependent on whether the Company undertakes any future business combinations.

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
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 3

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

Derivative liabilities, consisting of the embedded conversion features in the Company’s convertible promissory notes, are accounted for as separate liabilities measured at their respective fair values as follows:

Balance, October 1, 2009	$1,081,547
Change in fair value of derivative liabilities	(560,214)
Balance, March 31, 2010	$521,333

The fair value of the derivative liabilities has been determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 31,	October 1,
	2010	2009

Risk-free interest rate	1.66%	0.65%
Expected life of derivative liability	3.43 years	1.27 years
Annualized volatility	63.78%	69.50%
Dividend rate	0.00%	0.00%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 4

Note 5	Promissory Notes Payable

	March 31,	September 30,
	2010	2009

Convertible non-interest bearing promissory notes payable	$1,919,418	$1,919,418
Convertible interest bearing promissory notes payable	1,668,000	668,000
Interest bearing promissory note	372,890	150,000
Non-interest bearing promissory note	-	100,000
Less: beneficial conversion features	-	(333,056)
Less: fair value of derivative liabilities on promissory notes on issuance	(1,074,570)	-
Less: equity component of convertible note	(44,220)	-
Add: accumulated accretion	738,971	170,164
	3,580,489	2,674,526
Less: current portion	(2,425,059)	(2,506,526)

	$1,155,430	168,000

Convertible non-interest bearing promissory notes

The convertible non-interest bearing promissory notes are due on demand but not before January 13, 2010 as to $150,000, February 2, 2010 as to $1,669,418 and March 16, 2010 as to $100,000. The promissory notes are convertible into units at $2.25 per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date. The embedded conversion features included in these promissory notes, recorded as separate derivative liabilities along with a corresponding debt discount, were determined to have a cumulative fair value of $683,744 at their respective issuance dates. During the six months ended March 31, 2010, the Company recorded accretion expense of $283,947 on the discounts of these notes. The Company is currently negotiating with the lenders holding promissory notes which have matured as at March 31, 2010 and expects to receive extended terms of repayment.

Convertible interest bearing promissory notes

The convertible interest promissory note in the amount of $500,000 matures on June 3, 2014 and the convertible interest bearing notes in the amount of $168,000 mature on June 19, 2011. These notes bear interest at 8% per annum. The holder of the note in the amount of $500,000 may demand repayment of the balance outstanding at any time. The promissory notes are convertible into units at $2.25 per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date, as to $500,000 and one common share and one-half of one common share purchase warrant exercisable at $3.50 per share for a period of one year from the conversion date, as to $168,000.

The embedded conversion features included in these promissory notes, recorded as separate derivative liabilities along with a corresponding debt discount, were determined to have a cumulative fair value of $390,826 at their respective issuance dates.

During the six months ended March 31, 2010, the Company recorded accretion expense of $33,664 on the discounts of these notes.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 5

Note 5	Promissory Notes Payable – (cont’d)

Convertible interest bearing promissory notes – (cont’d)

During the three months ended March 31, 2010, the Company issued a convertible promissory note in the amount of $1,000,000. This note bears interest at 20% per annum and matures on February 22, 2012. The Company may prepay any portion of the note and accrued interest thereon after it has been outstanding for a period of 12 months. Additionally, at any time after six months from the date of its issuance, the holder of the note may convert the outstanding loan into common shares of the Company at a rate of one common share for each $2.35 of the loan balance outstanding. This promissory note permits the Company, upon receiving a notice of conversion from the lender, to settle the conversion in cash. Therefore, in accordance with ASC 470-20, the Company selected the income method to determine the fair value of the liability component of the note with residual value allocated to the equity component with the result that an amount of $44,220 was determined to be the value of the equity component of the note credited to additional paid-in capital. The debt discount arising from bifurcating the debt and equity components of the note is being accreted on an effective yield basis over the life of the note. During the three months ended March 31, 2010, the Company recorded accretion expense of this debt discount in the amount of $2,197. The Company paid a financing fee of $40,000 on this note. The financing fee has been deferred and is being amortized to income over the term of the loan.

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

During the six months ended March 31, 2010, the Company issued additional 8% interest bearing notes totaling $215,000 which mature on December 5, 2010 as to $50,000, December 22, 2010 as to $100,000 and February 17, 2011 as to $65,000 and replaced a $150,000 note which matured on December 31, 2009 with 8% interest rate with a $157,890 note which matures on December 31, 2010 with 8% interest.

Non-interest bearing promissory note

Pursuant to a termination agreement the Company has issued one non-interest bearing promissory note to a former officer of the Company, in the amount of $200,000. The Company has repaid $100,000 and, as at December 31, 2009 and September 30, 2009, the Company was in default of the payment terms for the remaining $100,000 balance owing. On February 2, 2010 the Company issued 49,505 common shares of the Company, at their fair value of $2.02 per share pursuant to an agreement with the former officer to settle the outstanding amount owed. (Note 6)

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 6

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

On February 20, 2009, the Company issued 25,000 common shares at $2.50 per share for a total of $ 62,500 to a director of the Company pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date.

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
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 7

Note 6	Capital Stock – (cont’d)

On March 20, 2009, the Company issued 10,800 units at $2.25 per unit for proceeds of $24,300 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until March 20, 2010.

On March 20, 2009, the Company issued 2,500 common shares at $2.00 per share for a total of $ 5,000 to a public relations consultant pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date.

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

On June 26, 2009, the Company issued 22,222 common shares at $2.51 per share for a total value of $55,777 for finders’ fees related to the issuance of the $500,000 promissory note. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date. Such amount has been deferred and is being amortized over the term of the debt.

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

On October 2, 2009 the Company issued 266,666 units at $2.25 per unit for proceeds of $600,000 pursuant to private placement agreements. Each unit consisted of one common share and one and one- eighth common share purchase warrant entitling the holder to purchase an additional common share at $2.25 per share until October 2, 2011. $300,000 of the proceeds of this private placement was received by the Company during the year ended September 30, 2009.

On February 2, 2010 the Company issued 49,505 common shares of the Company, at their quoted market price of $2.02 per share pursuant to an agreement with a former officer to settle an outstanding amount owed.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 8

Note 6	Capital Stock – (cont’d)

Commitments

a)	Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Balance, September 30, 2008	292,698	$5.00
Expired	(142,695)	$5.00
Issued	833,448	$2.62
Balance, September 30, 2009	983,448	$2.93
Expired	(249,948)	$4.60
Issued	299,999	$2.25

Balance, March 31, 2010	1,033,499	$2.38

At March 31, 2010 the Company has 1,033,499 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date

36,000	$ 4.00	June 11, 2010
40,000	$ 4.00	July 10, 2010
99,999	$2.25	August 4, 2010
557,501	$2.25	June 19, 2011
299,999	$2.25	October 2, 2011

1,033,499

b)	Stock-based Compensation Plan

A summary of the status of the company’s outstanding stock purchase options for the three months ended March 31, 2010 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at September 30, 2008	1,420,000	$4.44
Granted	1,775,000	$2.51
Outstanding at September 30, 2009	3,195,000	$3.37
Cancelled	(700,000)	$2.50
Outstanding at March 31, 2010	2,495,000	$3.22
Exercisable at March 31, 2010	1,455,000	$3.42
Exercisable at September 30, 2009	1,330,000	$4.38

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 9

Note 6	Capital Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-based Compensation Plan – (cont’d)

At March 31, 2010, the following stock options were outstanding:

						Aggregate
Number of Shares					Aggregate	Intrinsic Value
Total		Number	Exercise		Intrinsic	Of Vested
Number		Vested	Price	Expiry Date	Value	Options

100,000	(1)	-	$3.86	December 1, 2010	$-	$-
400,000	(2)	400,000	$5.25	May 20,2011	-	-
50,000	(3)	50,000	$3.75	November 1, 2012	-	-
150,000	(4)	150,000	$3.10	December 3, 2012	6,000	6,000
450,000	(5)	450,000	$3.10	June 3, 2013	18,000	18,000
50,000	(6)	50,000	$2.75	January 14, 2014	19,500	19,500
5,000	(7)	5,000	$2.50	March 2, 2014	3,200	3,200
400,000	(8)	350,000	$2.50	May 12, 2014	256,000	224,000
500,000	(9)	-	$2.50	June 11, 2014	320,000	-
120,000	(10)	-	$2.50	July 1, 2014	76,800	-
270,000	(11)	-	$3.00	February 8, 2017	37,800	-

2,495,000		1,455,000			$737,300	$270,700

1.

As at March 31, 2010, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control and a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

2.

As at March 31, 2010 and September 30, 2009, these options have fully vested. The Company did not recognize stock-based compensation for these options vested in the six months ended March 31, 2010 (2009:$34,814).

3.

As at March 31, 2010 and September 30, 2009, these options have fully vested. The Company did not recognize stock-based compensation for these options vested in the six months ended March 31, 2010 (2009: $ Nil).

4.

As at March 31, 2010 and September 30, 2009, these options have fully vested. The Company did not recognize stock-based compensation for these options vested in the six months ended March 31, 2010 (2009: $ 12,960). On March 26, 2010, regulatory approval was obtained to amend exercise price to a revised exercise price of $3.10 per common share. Additional stock based compensation recognized in the six-month period ended March 31, 2010 in relation to this re-pricing was $31,035.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 10

Note 6	Capital Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-based Compensation Plan – (cont’d)

5.

As at March 31, 2010 and September 30, 2009, these options have fully vested. The Company did not recognize stock-based compensation for these options in the three months ended March 31, 2010 (2009: $283,500). On March 26, 2010, regulatory approval was obtained to amend exercise price of these options to a revised exercise price of $3.10 per common share. Additional stock based compensation recognized in the six-month period ended March 31, 2010 in relation to this re-pricing was $196,425.

6.

These options were granted during the year ended September 30, 2009 and as at March 31, 2010, these options have fully vested. The Company has recognized stock-based compensation in the amount of $10,135 (2009: $ 16,669) included with consulting fees in the financial statements for the six months ended March 31, 2010.

7.	As at March 31, 2010 and September 30, 2009, these options have fully vested. The Company recognized stock-based compensation of $Nil (2009: $6,000) for the six months then ended.

8.

As at March 31, 2010, 350,000 of these options have vested. The remaining 50,000 options vest as on May 14, 2010. The Company has recognized stock-based compensation in the amount of $86,932 (2009: $Nil) included with consulting fees in the financial statements for the six months ended March 31, 2010.

9.

As at March 31, 2010 these options have not vested. During the period ended March 31, 2010, the vesting provisions of these options were changed such that there are 100,000 options vesting for each compound entering Phase II trials. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

10.

As at March 31, 2010 these options have not vested. The options vest upon completion of a minimum financing of $3,000,000 introduced and closed by the optionee. No stock-based compensation has been recorded in the financial statements as the performance conditions have not yet been met.

11.

As at March 31, 2010 these options have not vested. The options vest upon one or more compounds: entering Phase 2 Trial – 90,000 options; entering Phase 3 Trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

12.	During the six months ended March 31, 2010, the Company cancelled 700,000 share purchase options on which it had recorded share-based compensation of $72,496 during the same period.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 11

Note 6	Capital Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted or re-priced during the periods:

	March 31, 2010	September 30,2009

Risk-free interest rate	1.15%	1.07%
Expected life of options	2.52 years	2.42 years
Annualized volatility	88.54%	73.61%
Dividend rate	0%	0%

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

At March 31, 2010, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-date
	Shares	Price	Fair value

Unvested options at September 30, 2009	1,865,000	$2.65	$2.93
Cancelled	(700,000)	$2.50	$1.57
Vested	(125,000)	$1.60	$3.44

Unvested options at March 31, 2010	1,040,000	$2.76	$3.01

As at March 31, 2010, there was a total of $416,646 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones. This unrecognized compensation cost is expected to be recognized in the year ended September 30, 2010. There has been no stock-based compensation recognized in the financial statements for the period ended March 31, 2010 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 12

Note 6	Capital Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

Stock-based compensation amounts, including those relating to shares issued for non-cash consideration during the period, are classified in the Company’s Statement of Operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Consulting	$284,415	$18,877	$397,023	353,943

c)	Share Subscriptions

During the three months ended March 31, 2010, the Company received $149,470 in respect of subscriptions for 57,488 units at $2.60 per unit. Each unit consists of one common share and one-half of one common share purchase warrant. One full warrant entitles the holder to purchase one additional common share at $3.50 per share until April 5, 2011. These units were issued subsequent to March 31, 2010 (Note 9)

Note 7	Related Party Transactions

During the three and six months ended March 31, 2010 and 2009, the Company was charged consulting fees from officers and a private company owned by a director as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Consulting fees	$188,344	$64,867	$359,001	$132,826

The following amounts have been donated to the Company by the directors:

			January 23, 2004
	Three and six	Three and six	(Date of
	months ended	months ended	Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666
	$-	$-	$52,041

As March 31, 2010, included in accounts payable and accrued liabilities is $74,500 (September 30, 2009: $57,464) owed to a director and an officer of the Company in respect of unpaid consulting fees.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 13

Note 8	Supplemental Cash Flow Information

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the period ended March 31, 2010:

i.	the Company issued 49,505 shares at $2.02 per share in settlement of a note payable in the amount of $100,000.

ii.

the Company renewed a promissory note in the amount of $150,000 that had matured by issuing a new promissory note to the lender in the principal amount of $157,890. The principal balance of the new note includes $7,890 that had been previously been included in accrued interest.

The Company did not pay cash amounts for interest and income taxes during the six-month periods ended March 31, 2010 and 2009.

Note 9	Subsequent Events

On April 5, 2010, the Company issued 92,499 units at $2.60 per unit for proceeds of $240,497 pursuant to a private placement. Each unit consists of one common share and one-half of one common share purchase warrant. One full warrant entitles the holder to purchase one additional common share at $3.50 per share until April 5, 2011. Finders’ fees equal to 10% of the offering were paid in connection with this private placement. The Company had received $149,470 of these proceeds prior to March 31, 2010 (Note 6).

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

Our Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The ANAVEX portfolio involves new sigma receptor compounds (ligands) in the preclinical stage that target neurodegenerative diseases and cancer. Our lead drug candidate ANAVEX 2-73, targeting Alzheimer’s disease (AD), is expected to enter first Human Clinical Trials (HCT) in 2010. Scale-up manufacturing of ANAVEX 2-73 has been completed and Forenap Pharma EURL has completed most preclinical testing on ANAVEX 2-73 and is currently preparing the Investigational New Drug (IND) file. In parallel, we plan to launch HCT for another three of our compounds (melanoma, prostate cancer and epilepsy) as soon as sufficient capital is made available. Additionally, we intend to further develop compounds in earlier preclinical phases, which target diseases like diabetes, depression, neuropathic pain and various types of cancer and continue to develop and expand our Sigmaceptortm platform.

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

We also have reported promising developments with ANAVEX 1-41, which is a sigma-1 agonist and a lead compound to treat AD and depression. Preclinical tests revealed significant neuroprotective benefits (i.e. protects nerve cells from degeneration or death) through the prevention of oxidative stress, which damages and destroys cells and is believed to be a primary cause of AD. In addition, ANAVEX 1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and in the loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action. Via this novel mechanism of action, it is anticipated that ANAVEX 1-41 may offer disease-modifying options that reverse memory and learning deficits and protect nerve cells from death through its anti-amnesic, neuroprotective and anxiolytic actions. ANAVEX 1-41 may slow the progression of AD and considerably improve the quality of life of those impacted by the disease as well as their caregivers.

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

Expenses

Our expenses for the three and six months ended March 31, 2010 and 2009 were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31	March 31	March 31	March 31
	2010	2009	2010	2009
Accounting and audit fees	$66,936	$3,000	$88,795	$34,260
Amortization	190	90	380	180
Bank charges and interest	1,275	918	2,990	1,784
Consulting	568,816	430,964	1,022,890	971,531
Investor Relations	27,482	-	81,993	-
Legal fees	17,775	1,911	45,683	5,521
Management fees	-	-	-	-
Office and miscellaneous	17,403	4,716	102,131	45,356
Registration and filing fees	3,320	469	9,453	6,045
Rent	-	-	-	-
Research and development	815,609	328,859	1,027,088	612,963
Total expenses	$(1,518,806)	$(770,927)	$(2,381,403)	$(1,677,650)

Three Months Ended March 31, 2010 and 2009

Expenses for the three months ended March 31, 2010 increased by $747,879 over the same period in 2009.. Consulting fees increased from $430,964 for the three months ended March 31, 2009 to $568,816 for the same period in 2010 primarily as a result of increased stock based compensation charges. Legal fees increased to $17,775 for the three months ended March 31, 2010 from $1,911 for the same period in 2009 primarily as a result of increased patent and corporate activity fees. Research and Development charges increased to $815,609 for the three months ended March 31, 2010 from $328,859 for the same period in 2009 resulting from increased research activities.

Six Months Ended March 31, 2010 and 2009

Expenses for the six months ended March 31, 2010 increased by $703,753 over the same period in 2009. Consulting fees increased from $971,531 for the six months ended March 31, 2009 to $1,022,890 for the same period in 2010 primarily as a result of increased stock based compensation charges. Legal fees increased to $45,683 for the six months ended March 31, 2010 from $5,521 for the same period in 2009 primarily as a result of increased patent and corporate activity fees. Research and Development charges increased to $1,027,088 for the six months ended March 31, 2010 from $612,963 for the same period in 2009 resulting from increased research activities.

Other Income and loss

Other income and (loss) for the three months ended March 31, 2010, was $(195,336) as compared to $(470,429) for the comparable three months ended March 31, 2009. Other income and (loss) for the six months ended March 31, 2010, was $218,760 as compared to $(491,748) for the comparable six months ended March 31, 2009.

Change in fair value of derivative liability

We recognized a loss on derivative financial instruments of $88,824 for the three months ended March 31, 2010, as compared to $nil for the prior year’s comparable period. We recognized a gain on derivative financial instruments of $560,214 for the six months ended March 31, 2010, as compared to $nil for the prior year’s comparable period.

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

Liquidity and Capital Resources

Working Capital

	March 31, 2010	September 30, 2009
Current Assets	277,786	406,952
Current Liabilities	4,692,452	4,098,466
Working Capital (Deficit)	$(4,414,666)	$(3,691,514)

As of March 31, 2010, we had $144,510 in cash, a decrease of $206,484 from September 30, 2009. The principal component of this decrease in cash was increased R&D expenditures. As of March 31, 2010, we had a working capital deficit of $4,414,666, an increase of $723,152 from September 30, 2009. The principal component of this increase in working capital deficit was from increase accounts payables and increased Promissory notes payable.

Anticipated Expenses

We anticipate that we will require up to $10 million for the 12 months ending March 31, 2011 to implement our plan of operation of researching and developing our patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter ANAVEX 2-73, and other compounds into clinical trials. If we are not able to secure additional financing, we will not be able to implement and fund these trials.

Cash Flows

	Six Months Ended	Six Months Ended
	March 31	March 31
	2010	2009
Cash flows used in operating activities	$1,830,954	$641,927
Cash flows from financing activities	1,624,470	714,299
Cash flows from investing activities	-	-
Increase (decrease) in cash	(206,484)	72,372

Cash flow used in operating activities

Our cash used in operating activities for the six months ended March 31, 2010 compared to our cash used in operating activities for the six months ended March 31, 2009 increased by 185%. This change was largely due to increased research and development activities.

Cash flow provided by financing activities

Our cash provided by financing activities for the six months ended March 31, 2010 compared to our cash provided by financing activities for the six months ended March 31, 2009 increased by 127%. This change was largely due to increased note subscriptions.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the six months ended March 31, 2010 or 2009.

Going Concern

At March 31, 2010, we had an accumulated deficit of $14,980,852 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended September 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the weaknesses disclosed in our annual report on Form 10-K filed on December 24, 2009.

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

Changes in Internal Control over Financial Reporting

We have not made any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Since inception on January 23, 2004, we have an accumulated deficit of $14,980,852 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

  Information from our competitors or the academic community indicating that current products or new products are more effective than our future products could be, if and when they are generated, impede our market penetration or decrease our future market share; and

  The price for our future products, as well as pricing decisions by our competitors, may have an effect on our revenues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On February 17, 2010, we issued an 8% interest bearing note in the amount of $65,000, which matures on February 17, 2011.

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

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides dated January 31, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)

Number	Description
10.6	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 22, 2007)
10.7

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2007)

10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.16	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.18	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.20	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.21	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.22	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.23	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.24	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)

Number	Description
10.25	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.26	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.27	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.28	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.29	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.30	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.32	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.33	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.34	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certification
31.1*	Section 302 Certification of Harvey Lalach
(32)	Section 906 Certification
32.1*	Section 906 Certification of Harvey Lalach

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
Date: May 21, 2010