Form 10-Q
period 2010-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2010-08-20
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010 or

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,506,256 shares of common stock outstanding as of August 16, 2010.

- ii -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2010

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2010 and September 30, 2009
(Stated in US Dollars)
(Unaudited)

	June 30,	September 30,
ASSETS	2010	2009

Current
Cash	$1,458,439	$350,994
Deferred financing charges – Note 5	37,283	55,777
Prepaid expenses	41,630	181

	1,537,352	406,952
Deferred financing charges – Note 5	33,032	-
Equipment	1,121	1,691

	$1,571,505	$408,643

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7	$1,774,806	$1,591,940
Derivative liabilities – Note 4	3,506,978	-
Promissory note payable – Note 5	2,601,588	2,506,526

	7,883,372	4,098,466

Promissory note payable – Note 5	963,401	168,000

	8,846,773	4,266,466

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 6
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
22,106,256 common shares (September 30, 2009: 20,746,761)	22,107	20,747
Share subscriptions received	-	300,000
Additional paid-in capital	11,808,053	8,383,633
Deficit accumulated during the development stage	(19,105,428)	(12,562,233)

	(7,275,268)	(3,857,823)

	$1,571,505	$408,643

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2010 and 2009
and from January 23, 2004 (Date of Inception) to June 30, 2010
(Stated in US Dollars)
(Unaudited)

					January 23,
					2004 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Expenses
Accounting and audit fees	$26,983	$36,957	$115,778	$71,217	$328,896
Amortization	190	80	570	260	1,200
Bank charges and interest	1,427	632	4,417	2,427	25,193
Consulting – Note 7	483,915	653,306	1,506,805	1,624,837	7,254,807
Investor relations	29,734	-	111,727	-	515,270
Legal fees	54,826	68,783	100,509	74,304	313,629
Management fees	-	-	-	-	14,625
Office and miscellaneous	83,269	35,989	185,400	81,345	509,938
Registration and filing fees	7,667	4,673	17,120	10,718	58,171
Rent	-	-	-	-	148,750
Research and development	613,161	455,683	1,640,249	1,068,646	6,219,223
Website design and maintenance	1,692	1,455	1,692	1,455	28,417

Loss before other items	(1,302,864)	(1,257,558)	(3,684,267)	(2,935,209)	(15,418,119)
Other income (loss)
Interest on long-term debt	(95,835)	(5,206)	(151,794)	(40,696)	(264,269)
Accretion	(17,021)	(11,550)	(1,241,678)	(19,331)	(1,411,842)
Change in fair value of derivative
liability – Note 4	(594,243)	-	(993,232)	-	(993,232)
Loss on extinguishment of
promissory notes	-	-	-	(487,469)	(487,469)
Foreign exchange gain (loss)	44,268	(65,340)	78,580	(26,347)	20,307

Net loss for the period	$(1,965,695)	$(1,339,654)	$(5,992,391)	$(3,509,052)	$(18,554,624)

Basic and diluted loss per share	$(0.09)	$(0.07)	$(0.28)	$(0.18)

Weighted average shares outstanding	21,163,209	20,145,630	21,071,737	20,042,999

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2010 and
for the period from January 23, 2004 (Date of Inception) to June 30, 2010
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004
			(Date of
	Nine months ended		Inception) to
	June 30,		June 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(5,992,391)	$(3,509,052)	$(18,554,624)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	570	260	1,200
Accretion of debt discount	1,241,678	19,331	1,411,842
Stock based compensation	624,138	555,790	3,121,260
Amortization of deferred financing costs	25,462	-	25,462
Change in fair value of derivative liability	993,232	-	993,232
Consulting expense recorded in exchange for
shares to be issued	-	-	236,337
Common shares issued for consulting expense	-	307,097	390,510
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and
development expenses	-	-	800,000
Interest accrued on promissory notes		30,489
Management fees contributed	-	-	14,625
Loss on extinguishment of debt	-	487,469	487,469
Rent contributed	-	-	3,750
Changes in assets and liabilities:
Prepaid expenses	(41,449)		(41,630)
Accounts payable and accrued liabilities	218,758	285,303	2,069,117

Net cash used in operating activities	(2,930,002)	(1,823,313)	(8,629,350)

Cash Flows from Financing Activities
Proceeds from promissory notes	1,375,000	1,202,500	4,027,500
Repayment of promissory notes	-	-	(100,000)
Issuance of common shares	2,662,447	1,357,033	5,795,945
Due to related parties	-	-	33,665
Loan payable to shareholder	-	-	333,000

Net cash provided by financing activities	4,037,447	2,559,533	10,090,110

Cash Flows from Investing Activities
Acquisition of equipment	-	-	(2,321)

Increase in cash during the period	1,107,445	736,220	1,458,439
Cash, beginning of period	350,994	6,357	-

Cash, end of period	$1,458,439	$742,577	$1,458,439

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to June 30, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
		Common Stock			Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	be Issued	Stage	Total

Capital stock issued for cash- at $0.0033	12,000,000	$12,000	$28,000	-	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	-	(14,395)	25,605
Capital stock issued for cash - at $0.0033	7,200,000	7,200	16,800	-	-	24,000
Management fees contributed	-	-	13,000	-	-	13,000
Rent contributed	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	-	(91,625)	(91,625)
Balance, September 30, 2005	19,200,000	19,200	60,800	-	(106,020)	(26,020)
Management fees contributed	-	-	1,625	-	-	1,625
Rent contributed	-	-	750	-	-	750
Debt forgiven by directors	-	-	33,666	-	-	33,666
Net (loss) for the year	-	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	-	(131,552)	(15,511)
Capital stock issued for research and development services, on September 24, 2007 – at $3.60	222,222	222	799,788	-	-	800,000
Capital stock issued for research and development services, on September 25, 2007 – at $3.60	92,500	93	332,907	-	-	333,000
Net loss for the year	-	-	-	-	(1,579,993)	(1,579,993)

Balance, September 30, 2007 – Carried forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to June 30, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
		Common Stock			Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	be Issued	Stage	Total

Balance, September 30, 2007 – brought forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)
Capital stock issued for cash on December 10, 2007- at $3.50	150,000	150	524,850	-	-	525,000
Capital stock issued for consulting services on December 18,2007 - at $3.86	50,000	50	192,950	-	-	193,000
Capital stock issued debt settlement of debt on December 18, 2007- at $4.50	10,000	10	44,990	-	-	45,000
Stock-based compensation for shares issued at a discount	-	-	65,000	-		65,000
Capital stock issued for severance on May 15, 2008 - at $5.24	65,000	65	340,535	-		340,600
Common stock to be issued for consulting services	-	-	-	252,599		252,599
Capital stock issued for consulting services on August 19, 2008 - at $5.07	25,000	25	126,725	(126,750)		-
Capital stock issued for cash on August 19,2008 - at $4.25	142,698	142	606,325	-		606,467
Stock-based compensation	-	-	1,493,937	-	-	1,493,937
Net loss for the year	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to June 30, 2010
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

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period January 23, 2004 (Date of Inception) to June 30, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
		Common Stock			Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total
Balance, September 30, 2009 – brought forward	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	(3,857,823)
Cumulative effect of accounting changes – Note 3	-	-	(333,057)	-	(550,804)	(883,861)
Capital stock issued for cash on October 2, 2009 – at $2.25	266,666	267	599,733	(300,000)	-	300,000
Capital stock issued in settlement of promissory note on February 2, 2010 – at $2.02	49,505	49	99,951	-	-	100,000
Capital stock issued for cash on April 9, 2010 – at $2.60	92,499	93	240,405	-	-	240,498
Capital stock issued for services on April 30, 2010 – at $2.85	9,825	10	27,991	-	-	28,001
Finders’ fees paid in cash	-	-	(24,050)	-	-	(24,050)
Capital stock issued for cash on June 29,2010 – at $2.50	941,000	941	2,351,559	-	-	2,352,500
Finders’ fees paid in cash	-	-	(206,500)	-	-	(206,500)
Stock-based compensation – Note 6	-	-	624,138	-	-	624,138
Equity component of convertible promissory note – Note 5	-	-	44,220	-	-	44,220
Net loss for the period	-	-	-	-	(5,992,391)	(5,992,391)
Balance, June 30, 2010	22,106,256	$22,107	$11,808,053	$-	$(19,105,428)	$(7,275,268)

The accompanying notes are an integral part of these financial statements.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the treatment of cancer and diseases of the central nervous system.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2010, the Company had a working capital deficiency and an accumulated deficit of $19,105,428 (September 30, 2009 - $12,562,233) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Recent Accounting Pronouncements – (Cont’d)

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The Company is currently evaluating the impact of the pending adoption of this standards update on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for the Company in fiscal 2011 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2010-17 on its consolidated financial statements.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
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

The cumulative effect of this change in accounting principle of $883,861 has been recognized as an increase of the opening balance of the accumulated deficit of $550,804 and a decrease in the opening balance of additional paid-in capital of $333,057 as of October 1, 2009, with corresponding adjustments at October 1, 2009 to decrease the carrying value of the Convertible Debentures by $1,629,885 and the recognition of a derivative liability of $2,513,746.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
(Stated in US Dollars)
(Unaudited) – Page 4

Note 4	Derivative Liabilities

Derivative liabilities, consisting of the embedded conversion features in the Company’s convertible promissory notes, are accounted for as separate liabilities measured at their respective fair values as follows:

Balance, October 1, 2009	$2,513,746
Change in fair value of derivative liabilities	993,232
Balance, June 30, 2010	$3,506,978

For convertible promissory notes that have yet to mature, the fair value of the derivative liabilities is calculated by determining the fair value of each of the embedded call options on the common share and common share purchase warrant included with the unit to be received by the holder on conversion of the debt.

The fair values of the convertible promissory notes embedded call options have been determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	June 30,	October 1,
	2010	2009
Risk-free interest rate	1.21%	0.97%
Expected life of derivative liability	2.89 years	2.24 years
Annualized volatility	72.57%	71.78%
Dividend rate	0.00%	0.00%

Note 5	Promissory Notes Payable

	June 30,	September 30,
	2010	2009
Convertible non-interest bearing promissory notes payable	$1,919,418	$1,919,418
Convertible interest bearing promissory notes payable	1,668,000	668,000
Interest bearing promissory note	572,890	150,000
Non-interest bearing promissory note	-	100,000
Less: beneficial conversion features	-	(333,056)
Less: fair value of derivative liabilities on promissory notes date of issuance	(2,489,422)	-
Less: equity component of convertible note	(44,220)	-
Add: accumulated accretion	1,938,323	170,164
	3,564,989	2,674,526
Less: current portion	(2,601,588)	(2,506,526)

	$963,401	168,000

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
(Stated in US Dollars)
(Unaudited) – Page 5

Note 5	Promissory Notes Payable – (cont’d)

Convertible non-interest bearing promissory notes

The convertible non-interest bearing promissory notes are due on demand and are convertible into units at $2.25 per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date. The embedded conversion features included in these promissory notes, recorded as separate derivative liabilities along with a corresponding debt discount, were determined to have a cumulative fair value of $1,698,631 at their respective issuance dates. During the nine months ended June 30, 2010, the Company recorded accretion expense of $1,202,826 on the discounts of these notes.

Convertible interest bearing promissory notes

The convertible interest bearing promissory notes include an amount of $500,000 that matures on June 3, 2014 and notes totaling $168,000 that mature on June 19, 2011. All of these notes bear interest at 8% per annum. All of the promissory notes are convertible into units at $2.25 per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date for the $500,000 and one common share and one-half of one common share purchase warrant exercisable at $3.50 per share for a period of two years from the conversion date for the notes totaling $168,000.

The embedded conversion features included in these promissory notes, recorded as separate derivative liabilities along with a corresponding debt discount, were determined to have a cumulative fair value of $790,791 at their respective issuance dates. During the nine months ended June 30, 2010, the Company recorded accretion expense of $31,240 on the discounts of these notes.

The Company issued 22,222 common shares at $2.51 per share as a finder’s fee on the $500,000 note during the year ended September 30, 2009. This amount is being amortized to income over the term of the note.

During the nine months ended June 30, 2010, the Company issued a convertible promissory note in the amount of $1,000,000. This note bears interest at 20% per annum and matures on February 22, 2012. The Company may prepay any portion of the note and accrued interest thereon after it has been outstanding for a period of 12 months. Additionally, at any time after six months from the date of its issuance, the holder of the note may convert the outstanding loan into common shares of the Company at a rate of one common share for each $2.35 of the loan balance outstanding. This promissory note permits the Company, upon receiving a notice of conversion from the lender, to settle the conversion in cash. Therefore, in accordance with ASC 470-20, the Company selected the income method to determine the fair value of the liability component of the note with the residual value allocated to the equity component. The result was that an amount of $44,220 was determined to be the value of the equity component credited to additional paid-in capital. The debt discount arising from bifurcating the debt and equity components of the note is being accreted on an effective yield basis over the life of the note. During the nine months ended June 30, 2010, the Company recorded accretion expense of this debt discount in the amount of $7,612. The Company paid a financing fee of $40,000 on this note. The financing fee has been deferred and is being amortized to income over the term of the loan.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
(Stated in US Dollars)
(Unaudited) – Page 6

Note 5	Promissory Notes Payable – (cont’d)

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

During the nine months ended June 30, 2010, the Company issued additional 8% interest bearing notes totaling $415,000 which mature on December 5, 2010 as at $50,000, December 22, 2010 as to $100,000, February 17, 2011 as to $65,000 and May 4, 2011 as to $200,000. Non-interest bearing promissory note Pursuant to a termination agreement the Company has issued one non-interest bearing promissory note to a former officer of the Company, in the amount of $200,000. The Company has repaid $100,000 and, as at December 31, 2009 and September 30, 2009, the Company was in default of the payment terms for the remaining $100,000 balance owing. On February 2, 2010 the Company issued 49,505 common shares of the Company, at their fair value of $2.02 per share pursuant to an agreement with the former officer to settle the outstanding amount owed. (Note 6) Deferred financing charges During the nine months ended June 30, 2010 the Company recorded $25,462 (2009: $Nil) interest on long-term debt for the amortization of deferred financing charges paid in connection with the promissory notes. The unamortized balance at June 30, 2010 is $70,315.

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
June 30, 2010
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
June 30, 2010
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

On February 2, 2010 the Company issued 49,505 common shares of the Company, at their fair value of $2.02 per share pursuant to an agreement with a former officer to settle an outstanding amount owed.

On April 9, 2010 the Company issued 92,499 units at $2.60 per unit for proceeds of $240,498 pursuant to private placement agreements. Each unit consisted of one common share and one half common share purchase warrant entitling the holder to purchase an additional common share at $3.50 per share until April 9, 2011.

On April 30, 2010 the Company issued 9,825 common shares of the Company, at $2.85 per share as consideration for terminating a consulting agreement and for services rendered under the agreement. The common shares were recorded based upon the quoted market price of the Company’s common stock on the date of the termination agreement.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
(Stated in US Dollars)
(Unaudited) – Page 9

Note 6	Capital Stock – (cont’d)

On June 29, 2010 the Company issued 866,000 units at $2.50 per unit for proceeds of $2,165,000 pursuant to private placement agreements. The Company also issued 75,000 units at $2.50 per unit as finder’s fees in connection with the private placement agreements. Each unit consisted of one common share and one half common share purchase warrant entitling the holder to purchase an additional common share at $3.50 per share until December 29, 2011. Commitments

	a)	Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price
Balance, September 30, 2008	292,698	$ 5.00
Expired	(142,695)	$ 5.00
Issued	833,448	$ 2.62
Balance, September 30, 2009	983,448	$ 2.93
Expired	(285,948)	$ 4.52
Issued	816,748	$ 3.04
Balance, June 30, 2010	1,514,248	$ 2.72

At June 30, 2010 the Company has 1,514,248 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
40,000	$ 4.00	July 10, 2010*
99,999	$ 2.25	August 4, 2011
46,249	$ 3.50	April 9, 2011
557,501	$ 2.25	June 19, 2011
299,999	$ 2.25	October 2, 2011
470,500	$ 3.50	December 29, 2011

1,514,248

* Subsequent to June 30, 2010, these warrants expired unexercised.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
(Stated in US Dollars)
(Unaudited) – Page 10

Note 6	Capital Stock – (cont’d)

	a)	Stock-based Compensation Plan

A summary of the status of the company’s outstanding stock purchase options for the three months ended June 30, 2010 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at September 30, 2008	1,420,000	$ 4.44
Granted	1,775,000	$ 2.51
Outstanding at September 30, 2009	3,195,000	$ 3.37
Granted	200,000	$ 3.50
Cancelled	(820,000)	$ 2.50
Outstanding at June 30, 2010	2,575,000	$ 3.28
Exercisable at June 30, 2010	1,605,000	$ 3.52
Exercisable at September 30, 2009	1,330,000	$ 4.38

At June 30, 2010, the following stock options were outstanding:

Number of Shares					Aggregate	Intrinsic
						Value
Total		Number	Exercise		Intrinsic	Of Vested
Number		Vested	Price	Expiry Date	Value	Options

100,000	(1)	-	$ 3.86	December 1, 2010	$-	$-
400,000	(2)	400,000	$ 5.25	May 20,2011	-	-
50,000	(3)	50,000	$ 3.75	November 1, 2012	-	-
150,000	(4)	150,000	$ 3.10	December 3, 2012	54,000	54,000
450,000	(5)	450,000	$ 3.10	June 3, 2013	162,000	162,000
50,000	(6)	50,000	$ 2.75	January 14, 2014	35,500	35,500
5,000	(7)	5,000	$ 2.50	March 2, 2014	4,800	4,800
400,000	(8)	400,000	$ 2.50	May 12, 2014	384,000	384,000
500,000	(9)	-	$ 2.50	June 11, 2014	480,000	-
200,000	(10)	100,000	$ 2.50	June 29, 2015	-	-
270,000	(11)	-	$ 3.00	February 8, 2017	124,200	-

2,575,000		1,605,000			$1,244,500	$640,300

1.

As at June 30, 2010, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control and a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

2.

As at June 30, 2010 and September 30, 2009, these options have fully vested. The Company did not recognize stock-based compensation for these options vested in the nine months ended June 30, 2010 (2009: $40,020).

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
(Stated in US Dollars)
(Unaudited) – Page 11

Note 6	Capital Stock – (cont’d)

	a)	Stock-based Compensation Plan – (cont’d)

3.

As at June 30, 2010 and September 30, 2009, these options have fully vested. The Company did not recognize stock-based compensation for these options vested in the nine months ended June 30, 2010 (2009: $Nil).

4.

As at June 30, 2010 and September 30, 2009, these options have fully vested. The Company did not recognize stock-based compensation for these options vested in the nine months ended June 30, 2010 (2009: $12,960).

On March 26, 2010, these options were re-priced from $3.85 to $3.10. Additional stock based compensation recognized in the nine month period ended June 30, 2010 in relation to this re- pricing was $31,035.

5.

As at June 30, 2010 and September 30, 2009, these options have fully vested. The Company did not recognize stock-based compensation for these options vested in the nine months ended June 30, 2010 (2009: $341,354).

On March 26, 2010, these options were re-priced from $3.85 to $3.10. Additional stock based compensation recognized in the nine month period ended June 30, 2010 in relation to this re- pricing was $196,425.

6.

These options were granted during the year ended September 30, 2009 and as at June 30, 2010, these options have fully vested. The Company has recognized stock-based compensation in the amount of $9,910 (2009: $ 36,419) included with consulting fees in the financial statements for the nine months ended June 30, 2010.

		7.	As at June 30, 2010 and September 30, 2009, these options have fully vested. The Company recognized stock-based compensation of $Nil (2009: $6,000) for the nine months then ended June 30, 2010.

8.

As at June 30, 2010, these options have fully vested. The Company has recognized stock-based compensation in the amount of $64,268 (2009: $101,453) included with consulting fees in the financial statements for the nine months ended June 30, 2010.

9.

As at June 30, 2010 these options have not vested. During the period ended June 30, 2010, the vesting provisions of these options were changed such that there are 100,000 options vesting for each compound entering Phase II trials. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

10.

As at June 30, 2010, 100,000 of these options have vested and the remaining 100,000 options will vest on December 29, 2010. The Company recognized stock-based compensation of $250,000 (2009:$Nil) during the nine months ended June 30, 2010.

11.

As at June 30, 2010 these options have not vested. The options vest upon one or more compounds: entering Phase 2 Trial – 90,000 options; entering Phase 3 Trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

12.

During the nine months ended June 30, 2010, the Company cancelled 700,000 share purchase options on which it had recorded stock based compensation of $72,500 (2009:$17,584) during the nine months ended June 30, 2010.

		13.	During the nine months ended June 30, 2010, the Company cancelled 120,000 share purchase options on which no stock based compensation had been recorded as the performance conditions were never met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
(Stated in US Dollars)
(Unaudited) – Page 12

Note 6	Capital Stock – (cont’d)

b)

Stock-based Compensation Plan – (cont’d)The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted or re-priced during the periods:

	June 30,
	2010	2009
Risk-free interest rate	0.79-2.20%	0.69-2.87%
Expected life of options	2-5 years	2.14-5 years
Annualized volatility	88.50%	77.82%
Dividend rate	0%	0%

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

At June 30, 2010, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-date
	Shares	Price	Fair value

Unvested options at September 30, 2009	1,865,000	$ 2.65	$ 1.35
Cancelled	(820,000)	$ 2.50	$ 1.57
Granted	200,000	$ 3.50	$ 2.50
Vested	(275,000)	$ 2.89	$ 1.79

Unvested options at June 30, 2010	970,000	$ 1.59	1.28

As at June 30, 2010, there was a total of $499,000 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones. This unrecognized compensation cost is expected to be recognized in the years ended September 30, 2010 and 2011. There has been no stock-based compensation recognized in the financial statements for the period ended June 30, 2010 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved. Stock-based compensation amounts, including those relating to shares issued for non-cash consideration during the period, are classified in the Company’s Statement of Operations as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Consulting fees	$227,340	$438,184	$624,138 $	792,127

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
(Stated in US Dollars)
(Unaudited) – Page 13

Note 7	Related Party Transactions

During the three and nine months ended June 30, 2010 and 2009, the Company was charged consulting fees from officers and a private company owned by a director as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2008
Consulting fees	$64,214	$65,690	$423,215	$198,516

The following amounts have been donated to the Company by the directors:

	Three and	Three and	January 23,
	nine months	nine months	2004 (Date of
	ended June	ended June	Inception) to
	30, 2010	30, 2010	June 30, 2010
Management fees	-	-	14,625
Rent	-	-	3,750
Debt forgiven	-	-	33,666

	$-	$-	$52,041

Included in accounts payable and accrued liabilities at June 30, 2010 is $133,603 (September 30, 2009: $57,464) owed to a director and an officer of the Company in respect of unpaid consulting fees.

Note 8	Supplemental Cash Flow Information

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the period ended June 30, 2010:

	a)	the Company issued 49,505 shares at $2.02 per share in settlement of a note payable in the amount of $100,000.

b)

the Company renewed a promissory note in the amount of $150,000 that had matured by issuing a new promissory note to the lender in the principal amount of $157,890. The principal balance of the new note includes $7,890 that had been previously included in accrued interest.

	c)	The Company issued 9,825 shares at $2.85 to settle accounts payable in the amount of $28,001.

Note 9	Subsequent Event

On July 5, 2010, the Company issued 400,000 units at $2.50 per unit pursuant to a services agreement. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole warrant is exercisable at $3.50 for one share of common stock for a period of 18 months.

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

Our Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The ANAVEX portfolio involves new sigma receptor compounds (ligands) in the preclinical stage that target neurodegenerative diseases and cancer. Our lead drug candidate ANAVEX 2-73, targeting Alzheimer’s disease (AD), is expected to enter first Human Clinical Trials (HCT) in 2010. Scale-up manufacturing of ANAVEX 2-73 has been completed and Forenap Pharma EURL has completed most preclinical testing on ANAVEX 2-7. The preparation of the Investigational New Drug (IND) file is currently underway. In parallel, we plan to launch HCT for another three of our compounds (melanoma, prostate cancer and epilepsy) as soon as sufficient capital is made available. Additionally, we intend to further develop compounds in earlier preclinical phases, which target diseases like diabetes, depression, neuropathic pain and various types of cancer and continue to develop and expand our Sigmaceptortm platform.

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

Expenses

Our expenses for the three and nine months ended June 30, 2010 and 2009 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Accounting and audit fees	$26,983 $	36,957	$115,778 $	71,217
Amortization	190	80	570	260
Bank charges and interest	1,427	632	4,417	2,427
Consulting fees	483,915	653,306	1,506,805	1,624,837
Investor Relations	29,734	-	111,727	-
Legal fees	54,826	68,783	100,509	74,304
Office and miscellaneous	83,269	35,989	185,400	81,345
Registration and filing fees	7,667	4,673	17,120	10,718
Research and development	613,161	455,683	1,640,249	1,068,646
Website maintenance	1,692	1,455	1,692	1,455
Total expenses	$1,302,864 $	1,257,558	$3,684,267 $	2,935,209

Three Months Ended June 30, 2010 and 2009

Expenses for the three months ended June 30, 2010 increased by $45,306 over the same period in 2009. Bank charges and Interest increased to $1,427 for the three months ended June 30, 2010 from $632 for the same period in 2009 due to an increased amount of bank transactions. Consulting fees decreased from $653,306 for the three months ended June 30, 2009 to $483,915 for the same period in 2010 primarily as a result of decreased stock based compensation charges. Legal fees decreased to $54,826 for the three months ended June 30, 2010 from $68,783 for the same period in 2009 primarily as a result of decreased corporate activity fees. Research and Development charges increased to $613,161 for the three months ended June 30, 2010 from $455,683 for the same period in 2009 resulting from increased research activities.

Nine Months Ended June 30, 2010 and 2009

Expenses for the nine months ended June 30, 2010 increased by $749,058 over the same period in 2009. Bank charges and Interest increased to $4,417 for the nine months ended June 30, 2010 from $2,427 for the same period in 2009 due to an increased amount of bank transactions. Consulting fees decreased from $1,624,837 for the nine months ended June 30, 2009 to $1,506,805 for the same period in 2010 primarily as a result of decreased stock based compensation charges. Legal fees increased to $100,509 for the nine months ended June 30, 2010 from $74,304 for the same period in 2009 primarily as a result of increased patent and corporate activity fees. Research and Development charges increased to $1,640,249 for the nine months ended June 30, 2010 from $1,068,646 for the same period in 2009 resulting from increased research activities.

Other Income and loss

Other income and (loss) for the three months ended June 30, 2010, were $662,831 as compared to $82,096 for the comparable three months ended June 30, 2009 primarily as a result of a charge totalling $594,243 in respect of the change in the fair value of the derivative liabilities associated with the conversion feature on our convertible promissory notes; this amount is recorded in accordance with generally accepted accounting principles requiring the fair value of derivative instruments to be re-measured every reporting period. Other income and (loss) for the nine months ended June 30, 2010, were $2,308,124 as compared to $573,843 for the comparable nine months ended June 30, 2009 largely due to a charge of $1,241,678 for accretion of the debt discounts arising from the bifurcation of the derivative liabilities from our convertible promissory notes. As well, for the nine months ended June 30, 2010, we incurred a charge of $993,232 representing the change in the fair value of the derivative liabilities associated with the conversion features of our convertible promissory notes.

Change in fair value of derivative liability

We recognized a loss on derivative liability of $594,243 for the three months ended June 30, 2010, as compared to $0 for the prior year’s comparable period. We recognized a loss on derivative liability of $993,232 for the nine months ended June 30, 2010, as compared to $0 for the prior year’s comparable period.

The non-cash loss arises from adjusting the embedded conversion feature of our convertible promissory notes payable to fair value at each reporting period in accordance with current accounting standards. The embedded conversion features of the convertible promissory notes are treated as derivative liabilities because the conversion price on our convertible promissory notes can be adjusted in certain circumstances.

We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because the Black-Scholes model uses our stock price as one of the inputs in calculating the fair value of the derivative liabilities, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair value. Specifically, this loss has arisen because the value of our common shares has increased since the convertible promissory notes were issued thus increasing the value of the conversion feature of our convertible promissory notes.

Liquidity and Capital Resources

Working Capital

	June 30, 2010	September 30, 2009
Current Assets	1,537,352	406,952
Current Liabilities	7,883,372	4,098,466
Working Capital (Deficit)	$(6,346,020)	$(3,691,514)

As of June 30, 2010, we had $1,458,439 in cash, an increase of $1,107,445 from September 30, 2009. The principal component of this increase in cash was due to capital raised from a private placement. As of June 30, 2010, we had a working capital deficit of $6,346,020, an increase of $2,654,506 from September 30, 2009. The principal component of this increase in working capital deficit was a result of derivative liability charges.

On April 30, 2010 we terminated our consultant services agreement with NAD Ltd., a Cyprus corporation who was providing us with investor relations services. Consideration for terminating the agreement is the issuance of 9,825 shares of common stock at a deemed value of $2.85 per share.

On June 29, 2010 we sold an aggregate of 941,000 units of our securities at a purchase price of $2.50 per unit for gross proceeds of $2,352,500. Each unit consists of one share of common stock in the capital of our company and one-half of one common share purchase warrant. One full warrant entitles the holder to purchase one additional share of common stock at a price of $3.50 per warrant share for a period of 18 months.

On June 29, 2010 we issued 50,000 stock options to each of our directors and officers for an aggregate total of 200,000 options. The options are exercisable at a price of $3.50 per option until June 29, 2015. The options are subject to vesting provisions.

On July 5, 2010 we issued an aggregate of 400,000 units of our securities at a deemed value of $2.50 per unit pursuant to a shares for services agreement. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole warrant is exercisable at US $3.50 for one share of common stock for a period of 18 months.

Anticipated Expenses

We anticipate that we will require up to $10 million for the 12 months ending June 30, 2011 to implement our plan of operation of researching and developing our patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter ANAVEX 2-73, and other compounds into clinical trials. If we are not able to secure additional financing, we will not be able to implement and fund these trials.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
Cash flows used in operating activities	2,930,002	$1,823,313
Cash flows from financing activities	4,037,447	2,559,533
Cash flows from investing activities	-	-
Increase (decrease) in cash	1,107,445	736,220

Cash flow used in operating activities

Our cash used in operating activities for the nine months ended June 30, 2010 compared to our cash used in operating activities for the nine months ended June 30, 2009 increased by 62%. This change was largely due to increased research and development activities.

Cash flow provided by financing activities

Our cash provided by financing activities for the nine months ended June 30, 2010 compared to our cash provided by financing activities for the nine months ended June 30, 2009 increased by 63%. This change was largely due to increased funds raised from private placements.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the nine months ended June 30, 2010 or 2009.

Going Concern

At June 30, 2010, we had an accumulated deficit of $19,105,428 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended September 30, 2009.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. We are currently evaluating the impact of the pending adoption of this standards update on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for our company in fiscal 2011 and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

We have not made any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Since inception on January 23, 2004, we have an accumulated deficit of $19,105,428 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We are an early development stage company and have not generated any revenues to date and have no operating history. Most of our potential drug compounds are in the concept stage and have not undergone significant testing in non-clinical studies or in clinical trials. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential drug compounds will ever be approved for sales to pharmaceutical companies or generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug compounds either in non-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages as against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

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

We own patents related to certain potential drug compounds of ours. However, these patents do not ensure the protection of our intellectual property for a number of reasons, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On May 4, 2010, we issued an 8% interest bearing note in the amount of $200,000, which matures on May 4, 2011.

On August 10, 2010 we signed a definitive master services agreement with Genesis BioPharma Group and ABX-CRO Advanced Pharmaceutical Services to begin clinical studies and regulatory filings for ANAVEX 2-73, our lead compound for the treatment of Alzheimer’s Disease.

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

10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.16	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.18	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.20	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.21	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.22	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.23	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.24	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.25	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.26	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.27	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.28	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)

Number	Description
10.29	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.30	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.32	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.33	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.34	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.35	Form of Subscription Agreement for US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.36	Form of Subscription Agreement for non-US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.37	Form of Warrant Certificate for US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.38	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.39	Shares for Services Agreement dated July 5, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.40	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certification
31.1*	Section 302 Certification of Harvey Lalach
(32)	Section 906 Certification
32.1*	Section 906 Certification of Harvey Lalach

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
Date: August 20, 2010