Form 10-K
period 2010-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2010-12-27
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2010 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

50 Harrison Street, Suite 315A, Hoboken, NJ 07030
(Address of principal executive offices)( Zip Code)

Registrant’s telephone number, including area code 1-800-689-3939

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $43,134,494 (computed by reference to the closing price of $3.14 per share on March 31, 2010)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 25,127,226 shares of common stock are issued and outstanding as of December 20, 2010.

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

PART I

ITEM 1. BUSINESS

Our Current Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The ANAVEX portfolio involves new sigma receptor compounds (ligands) in the preclinical stage that target neurodegenerative diseases and cancer. Our lead drug candidate ANAVEX 2-73, targeting Alzheimer’s disease (AD), is expected to enter first Human Clinical Trials (HCT) in the first quarter of 2011. Scale-up manufacturing and preclinical development of ANAVEX 2-73 has been completed. Genesis BioPharma Group LLC and ABX-CRO Advanced Pharmaceutical Services have been contracted to carry out our phase I and phase IIa clinical trials. We plan to commence preclinical work on other CNS compounds such as those targeting epilepsy, depression and neuropathic pain in 2011 provided sufficient capital is available. Additionally, we intend to further develop compounds in earlier preclinical phases, which target various types of cancer and continue to develop and expand our Sigmaceptortm platform.

Our Pipeline

Our proprietary SIGMACEPTOR™ Discovery Platform has resulted in and continues to generate small molecule drug candidates with unique modes of action, by making use of sigma receptors, which represent potential targets for therapeutic developments in combating many human diseases (such as AD, depression, epilepsy, pain and cancer). When activated by the appropriate ligands, these receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

With our SIGMACEPTOR™-N program, we are focused on developing disease-modifying treatments for CNS conditions using sigma-1 receptor ligands. Among our lead CNS drug candidates, we have made significant progress with ANAVEX 2-73, our lead drug candidate for the treatment of Alzheimer’s disease (AD), and ANAVEX 19-144, a lead drug candidate to treat epilepsy. Preclinical data reveals that these compounds exhibit significant anti-amnesic, neuroprotective and anticonvulsant properties in a variety of in vitro systems and specialized animal models. These activities involve sigma-1 and NMDA receptor components as well as ion channels, indicating a unique mode of action. In AD, ANAVEX 2-73 has pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 types muscarinic receptors. In epilepsy, ANAVEX 19-144 controls seizures and the epileptogenesis process in animal models. Moreover, its neuroprotective properties prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain from epileptic seizures.

We also have reported promising developments with ANAVEX 1-41, which is a sigma-1 agonist and a lead compound for depression and a back up compound for AD. Preclinical tests revealed significant neuroprotective benefits (i.e. protects nerve cells from degeneration or death) through the modulation of endoplasmic reticulum, mitochondrial and oxidative stress, which damages and destroys cells and is believed by some scientists to be a primary cause of AD. In addition, in animal models, ANAVEX 1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and in the loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action. ANAVEX 1-41 may offer disease-modifying options that reverse memory and learning deficits and protect nerve cells from death through its anti-amnesic and neuroprotective actions. ANAVEX 1-41 may slow the progression of AD and considerably improve the quality of life of those impacted by the disease as well as their caregivers.

Our SIGMACEPTOR™-C program leverages the unique properties of sigma-1 and/or sigma-2 receptor ligands, which may allow us to develop a new class of promising drug candidates designed to combat various types of solid cancer. Sigma receptors are highly expressed in different tumor cell types and binding by appropriate sigma-1 and/or sigma-2 ligands can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with ion channels, our drug candidates are believed to play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation. The compounds in our oncology program are in pre-clinical testing, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

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

With the completion of the patent and patent application acquisition on January 31, 2007, with Dr. Alexandre Vamvakides, we acquired all rights to three patents and one patent application as well as all inventions described in those patents as well as eight compounds that were in various stages of development and which are derivatives of the patents and patent application. With this acquisition, we changed our business model to the research and development of pharmaceutical small molecules.

Diseases of the Central Nervous System

We believe that our compounds may be useful for the treatment of diseases of the central nervous system and cancer. We expect that the market for treatments for diseases of the central nervous system will grow over the next several decades. We believe that this expansion will be driven by the introduction of new technologies and products which will be developed as a result of a clearer understanding of the underlying biochemical mechanisms that cause neurological disorders. We believe that this enhanced understanding has led, and will continue to lead to the development of rationally designed drugs specifically targeted to the neuropharmacological mechanisms responsible for central nervous system disorders.

The market for treatments for diseases of the central nervous system is expected to be the fastest growing disease area over the next two decades for several reasons:

  Improved patient and physician awareness of central nervous system disorders

  Aging of the general population and greater risk of, for example, Alzheimer’s disease and other neurological conditions associated with aging

  A better understanding of the neuropharmacological mechanisms underlying those disorders.

Central nervous system disorders include many of the classic diseases of old age, e.g., Parkinson’s and Alzheimer’s. Central nervous system disorders also include psychiatric disorders such as depression and schizophrenia.

Alzheimer’s disease

According to the World Health Organization, dementia currently affects an estimated 37 million people worldwide and approximately 50% of these cases are caused by Alzheimer’s disease (AD). The worldwide prevalence of AD was over 26 million in 2006, as reported by Johns Hopkins University. By 2050, it is anticipated to quadruple and 1 in 85 people worldwide are anticipated to be living with the disease. AD is considered to be a healthcare system ‘time-bomb’. Medications on the market today only treat the symptoms of AD -- they do not have the ability to stop its onset or its progression. Meanwhile, the majority of AD treatments currently in development are focused on reducing or dissolving amyloid-beta plaques. In 2008, there were several well-publicized failures of therapies that were highly effective at clearing amyloid-beta plaques but which had no impact on the disease.

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

Epilepsy

Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. It has been estimated that about 50 million people worldwide suffer from epilepsy, according to the International Bureau for Epilepsy, with almost 90% of these people located in developing countries. Epilepsy is more likely to occur in young children or people over the age of 65 years; however it can occur at any time. Epilepsy may be controlled, but not cured, with medication, although surgery may be considered in difficult cases. Nevertheless, over 30% of people with epilepsy do not have seizure control even with the best available medications.

The epilepsy market features two classes of drugs: older traditional Anti Epileptic Drugs and second generation Anti Epileptic Drugs, with the former marketed before 1980, and the latter marketed in the early 1990s and developed through intelligent synthetic design techniques. They are currently the driving force of the market. However, second generation anti-convulsants offer limited benefits in terms of efficacy over traditional anticonvulsants but often confer improvements in side effects and dosing. Because epilepsy afflicts sufferers in several different ways, there is considerable need for an array of drugs that can be used in combination with both traditional Anti Epileptic Drugs and second generations Anti Epileptic Drugs. Furthermore, with additional benefits in supplementary indications such as migraine prophylaxis, bipolar disorder and neuropathic pain, second-generation Anti Epileptic Drugs have greatly expanded the potential of the market for epilepsy treatments and are the driving force behind sales.

According to the International Bureau for Epilepsy, the world market for epilepsy therapies was estimated at US $ 10.4 billion in 2004 while this number is projected to increase to US $ 13.2 billion by 2010 and to US $ 15.3 billion by 2015.

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

Cancer

Cancer is the second leading cause of mortality worldwide, with seven million deaths per year globally. In the US, one in two men and one in three women are anticipated to develop cancer during their lifetime. From diagnosis, five year survival is estimated at 64% in the US and even lower in other countries. Currently available treatments are not effective for all patients, and have limited impact on survival for patients with metastatic disease. New treatments with novel mechanisms of action that can overcome resistance mechanisms, inhibit tumor cell proliferation, and trigger tumor cell death could offer greater therapeutic benefit and improved survival.

IMS estimates that the market for cancer drugs will reach $ 80 billion annually by 2012, almost double the 2007 value (IMS Global Oncology Forecast, 2008).

Malignant Melanoma

Malignant melanoma is due to uncontrolled growth of pigment cells, called melanocytes. It is predominantly a skin cancer, but can also occur in melanocytes found in the bowel and the eye. It is one of the less common types of skin cancer but causes the majority of skin cancer related deaths, accounting for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. Despite many years of intensive laboratory and clinical research, the sole effective cure is surgical resection of the primary tumor before it achieves a Breslow thickness greater than 1 mm. Around 160,000 new cases of melanoma are diagnosed each year, and it is more frequent in males. According to a World Health Organization (WHO) report about 48,000 melanoma related deaths occur worldwide per year.

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

Over 65% of men over the age of 70 estimated to carry microscopic evidence of the disease in their bodies. The growth in the number of cases of prostate cancer is expected to continue to be high in relation to other cancer types, with the market for treatments projected to reach $7 billion by 2015 as determined by IMS.

Pancreatic Cancer

Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 42,000 new cases of pancreatic cancer were diagnosed and approximately 35,000 patients died in 2009 as a result. The prognosis is in general poor, as less than 5% of those diagnosed live for more than five years after diagnosis. Complete remission is extremely rare. About 95% of exocrine pancreatic cancers are adenocarcinomas. The remaining 5% include adenosquamous carcinomas, squamous cell carcinomas, and giant cell carcinomas. Exocrine pancreatic cancers are far more common than endocrine pancreatic cancers (islet cell carcinomas), which make up about 1% of total cases.

The Market in General

Pharmaceutical companies provide remedies and treatments for central nervous system diseases and cancer. We believe that as these technologies are developed and to the extent they are approved and reimbursed, the central nervous system diseases and cancer drug market will expand, as new therapeutics become available for currently unmet needs.

Three approaches are primarily used to treat central nervous system diseases and cancer:

  Neurosurgery or invasive techniques.

  Pharmacological techniques, including drugs.

  Physiologically based techniques, such as transcytosis.

Invasive procedures for brain tumors and some severe neurological conditions utilize catheter-based delivery of the drug directly into the brain. This technique has proven useful in the treatment of brain tumors, but is not successful in distributing drugs throughout the entire brain. Amgen, Inc. recently had clinical trials for the treatment of Parkinson’s disease using intrathecal delivery through the use of various catheter/pump techniques. In the trials conducted by Amgen, Inc., improvements were found in cells at various distances from the end of the catheter, but improvements were not seen uniformly throughout the brain.

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

Competition

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive

Our competition is other biomedical development companies that are also trying to discover compounds to be used in the treatment of central nervous system diseases and cancer. Our research and development is highly speculative and we may never discover or develop any compounds that we are capable of selling to pharmaceutical companies for inclusion in their treatments of central nervous system diseases and cancer.

Many of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval, and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors will be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to acquire funding for our research and development. To continue to acquire funding for our research and development, we will likely have to show progress toward our goals and will eventually be expected to develop a compound that may result in a transaction with a major pharmaceutical company.

Rapid technological development, as well as new scientific developments, may result in our compounds becoming obsolete before we can recover any of the expenses incurred to develop them.

Patents, Trademarks and Intellectual Property

We currently own the following patents:

PATENTS
Title of Application/ Patent No./Jurisdiction	Filing/Issue/ Expiration	Claims
Patent No. 1002616/Greece	February 21, 1996 February 20, 1997 February 20, 2017

Invention related to the synthesis and the method of synthesis of molecules of a novel formula. This method is to be applied for the obtention of anticonvulsant, antidepressant and nootropic pharmaceuticals.

Patent No. 1004208/Greece	October 15, 2001 April 4, 2003 April 4, 2023

Aminotetrahydrofuran derivatives, muscarinic/sigma/sodium channel ligands, with synergic sigma/muscarinic (neuroactivating) and sigma/sodium channel (neuroprotective) components, as prototypical activating – neuroprotectors and neuroregenerative drugs

Patent No. 1004868/Greece	April 22, 2003 April 26, 2005 April 26, 2025	Aminotetrahydrofuran derivatives, muscarinic/sigma/sodium channel ligands, ortho-and allo-sterically operating, as prototypical neuromodulating and neuroregenerative drugs
Patent No. 1005865/ Greece	January 17, 2007 April 7, 2008 January 18, 2027

New sigma (õ) receptor ligands with anti-apoptotic and/or pro- apoptotic properties over cellular biochemical mechanisms, with neuroprotective, anti-cancer, anti- metastatic and anti-(chronic) inflammatory action

Patent No. 1006794/Greece	February 26, 2009 February 27, 2029	Sigma (õ) receptor ligands with anti-apoptotic and/or pro-apoptotic properties, over cellular mechanisms, exhibiting prototypical cytoprotective and also anticancer activity
Patent Application 201100100140 Greece	March 9, 2010 March 10, 2030	Synthesis and method of synthesis of molecules 1- methylo-4-[4,4-difainylo-4(Adantylo1-boutylo)] piperzine and its structural analogues with anticancer properties
PCT/ National Phase - GR 2008000002 Filed: Europe – 08702158.0 USA – 12/522.761 India – 2392/KOLNP/2009 China – 200880002334.5 Hong Kong 004800011111 Russia - 2009125211	May 28, 2009 July 10, 2009 June 29, 2009 July 16, 2009 July 2, 2010 June 26, 2009	On basis of Greek Patent 1005865 (Application 20070100020/17-01-2007)
PCT Request International Filing GR2010000009	February 17, 2010	On basis of Greek Patent 1006794 (Application 20090100115/26-02-2009)

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

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It is now our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, board of directors and other advisors to execute confidentiality agreements upon the commencement of employment, advisory, or consulting relationships with us. We expect that these agreements will provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances.

We also intend to require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements will generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

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

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase I and II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

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

Research and Development Expenses

A significant portion of our operating expenses is related to research and development, and we intend to maintain a strong commitment to research and development activities. See Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for fiscal years 2010 and 2009.

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

Officers

We currently engage the services of four consultants who act for our company in the capacity of executive chairman, president, secretary and chief operating officer, chief financial officer, and a chief scientific officer respectively. We have also engaged the services of two consultants to assist in product research and business development and we have 14 consultants assisting us in our research and development activities.

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $21,345,270 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We will need to raise additional funding, but the current economic condition will most likely have a negative impact on our ability to raise additional needed capital on terms that are favorable to our company or at all. We do not anticipate that we will generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their report concerning our annual financial statements for the fiscal year ended September 30, 2010 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities.

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

Our stock is classed as a “penny stock”. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We currently contract with Eurogenet Labs SA, a private Greek company with a research laboratory located at 27 Marathonos Ave., 15351 Athens, Greece for our research activities. This facility comprises approximately 10,000 square feet. This facility is leased on a month to month basis for $125,000 per month and which amount is included in research and development expenses in our financial statements.

We also sublease office facilities in the United States located at 50 Harrison Street, Suite 315A, Hoboken, NJ 07030. This office facility is approximately 1,000 square feet in size and has been leased for an initial one year period commencing on September 15, 2010 at the rate of $2,500 per month.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board under the symbol “AVXL.OB”.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. We obtained the following high and low bid information from the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. On December 20, 2010, the closing price of our common stock as reported by the OTC Bulletin Board was $3.64 per share.

Quarter Ended	High	Low
September 30, 2010	$4.15	$3.00
June 30, 2010	$3.609	$2.30
March 31, 2010	$3.299	$1.94
December 31, 2009	$2.83	$1.80
September 30, 2009	$3.05	$2.00
June 30, 2009	$2.84	$1.50
March 31, 2009	$2.78	$1.15
December 31, 2008	$2.80	$1.35

Transfer Agent

Shares of our common stock are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of December 20, 2010, there were 95 holders of record of our common stock. As of such date, 25,127,226 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2010:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,375,000	3.42	625,000
Equity compensation plans not approved by security holders	400,000	2.50	0
Total	2,775,000	3.37	625,000

Stock Option Plan

On April 17, 2007, our directors adopted the 2007 Stock Option Plan. On May 25, 2007, our stockholders ratified and approved the 2007 Stock Option Plan at the annual meeting of stockholders. As of September 30, 2010, 2,775,000 options have been granted to employees, directors, consultants and officers of our company.

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

The exercise price of shares subject to any option must be at least 100% of the fair market value of the shares on the date of grant. The maximum term of any stock option is 10 years from the date the option is granted.

Recent Sales of Unregistered Securities

Since the beginning of the fourth quarter of our fiscal year ended September 30, 2010, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010, included elsewhere in this Report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Report. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain commercial partners, (6) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States and Canada, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The ANAVEX portfolio involves new sigma receptor compounds (ligands) in the preclinical stage that target neurodegenerative diseases and cancer. Our lead drug candidate ANAVEX 2-73, targeting Alzheimer’s disease (AD), is expected to enter first Human Clinical Trials (HCT) in the first quarter of 2011. Scale-up manufacturing and preclinical development of ANAVEX 2-73 has been completed. Genesis BioPharma Group LLC and ABX-CRO Advanced Pharmaceutical Services have been contracted to carry out our phase I and IIa clinical trials. We plan to commence preclinical work on other CNS compounds in 2011 provided sufficient capital is available. Additionally, we intend to further develop compounds in earlier preclinical phases, which target diseases like depression, epilepsy, neuropathic pain and various types of cancer and continue to develop and expand our Sigmaceptortm platform.

The SEC defines critical accounting policies as those that are, in management's view, important to the portrayal of our financial condition and results of operations and require management's judgment. The discussion and analysis of the financial condition and results of operations is based on the audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates on experience and on various assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:

Research and Development Expenses

Research and developments costs are expensed as incurred. These expenses are comprised of the costs of our proprietary research and development efforts, including salaries, facilities costs, overhead costs and other related expenses as well as costs incurred in connection with third-party collaboration efforts. Milestone payments made by us to third parties are expensed when the specific milestone has been achieved.

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

Stock-based Compensation

We account for all stock-based payments and awards under the fair value based method.

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

We account for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional paid-in capital.

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

Derivative Liabilities

Our convertible promissory notes include embedded conversion options which, prior to their amendments, were required to be accounted for as separate derivative liabilities. These liabilities were required to be measured at fair value. These instruments were adjusted to reflect fair value at each period end. Any increase or decrease in the fair value was recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used the Black-Scholes pricing model.

The debt discount arising from bifurcating the derivative liability from the host debt instrument was accreted to income during the period.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing the impact of ASU 2010-6 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Expenses

Our expenses for the fiscal year ended September 30, 2010 and 2009 were as follows:

	Year Ended September 30,
	2010	2009
Accounting and audit fees	$151,010	$89,702
Amortization and depreciation	910	410
Bank charges and interest	6,867	5,670
Consulting fees	2,082,888	2,110,866
Investor relations	186,221	139,983
Legal fees	173,369	94,791
Management fees	-	-
Office and miscellaneous	39,722	11,374
Registration and filing fees	27,675	16,721
Rent and administration	12,810	-
Research and development	2,728,836	2,139,794
Travel	236,268	128,836
Website design and maintenance	1,692	1,455
Total expenses	$5,648,268	$4,739,602

Year ended September 30, 2010 and 2009

Expenses for the fiscal year ended September 30, 2010 increased by $908,666 over the same period in 2009. Accounting and audit fees have increased by $61,308 from $89,702 for the fiscal year ended September 30, 2009 to $151,010 for the fiscal year ended September 30, 2010 primarily as a result of our company having to address complex accounting matters resulting from our various agreements, thereby requiring increased attention by our external auditors. Consulting fees have decreased by $27,978 from $2,110,866 for the fiscal year ended September 30, 2009 to $2,082,888 for the fiscal year ended September 30, 2010 as a result of lower stock-based compensation charges. Investor relations expenses have increased by $46,238 from $139,983 for the fiscal year ended September 30, 2009 to $186,221 for the fiscal year ended September 30, 2010 as a result of increased fundraising and corporate awareness activities. Legal fees have increased by $78,578 from $94,791 for the fiscal year ended September 30, 2009 to $173,369 for the fiscal year ended September 30, 2010 primarily related to increased private placement activities and drafting and review of agreements related to clinical trials and other activities during the fiscal year ended September 30, 2010. Office and administration expenses have increased by $28,348 from $11,374 for the fiscal year ended September 30, 2009 to $39,722 for the fiscal year ended September 30, 2010 as a result of maintaining office operations in North America. Registration and filing fees have increased by $10,954 from $16,721 for the fiscal year ended September 30, 2009 to $27,675 for the fiscal year ended September 30, 2010 as a result of increased financing activities related to share issuances. Rent and administration fees have increased by $12,810 from $Nil for the fiscal year ended September 30, 2009 to $12,810 for the fiscal year ended September 30, 2010 as a result of office lease expenses in North America. Research and development expenses have increased by $589,042 from $2,139,794 for the fiscal year ended September 30, 2009 to $2,728,836 for the fiscal year ended September 30, 2010 as a result of increased preclinical and clinical activities relating to preparation for clinical trials for Anavex 2-73. Travel expenses have increased by $107,432 from $128,836 for the fiscal year ended September 30, 2009 to $236,268 for the fiscal year ended September 30, 2010 as a result of increased travel related to clinical trial and fundraising and corporate awareness activities.

Liquidity and Capital Resources

Working Capital

	September 30, 2010	September 30, 2009
Cash	$264,669	$350,994
Current Assets	325,758	406,952
Current Liabilities	3,290,071	4,098,466
Working Capital (Deficit)	$(2,964,313)	$(3,691,514)

As of September 30, 2010, we had $264,669 in cash, a decrease of $86,325 from September 30, 2009. The principal components of this decrease in cash relate to the cash used in operating activities of $4,593,587, offset by the cash provided by financing activities of $4,510,573, including proceeds from the issuance of common shares of $3,095,573 and proceeds from the issuance of promissory notes of $1,415,000. As of September 30, 2010, we had a working capital deficit of $2,964,313, a decrease in deficit of $727,201 from September 30, 2009. The principal component of this decrease in working capital deficit was the decrease in accounts payable and accrued liabilities of $794,177.

We anticipate that we will require up to $10 million for the 12 months ending September 30, 2011 in order to implement our plan of operation of researching and developing our patents, the related compounds and further intellectual property we may acquire or develop. The majority of our capital resource requirement is needed to enter ANAVEX 2-73 into clinical trials. If we are not able to secure additional financing, we will not be able to implement and fund these trials.

Going Concern

At September 30, 2010, we had an accumulated deficit of $21,896,074 since our inception and incurred a net loss of $8,783,037 for the fiscal year ended September 30, 2010. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2010.

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

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through other equity and debt financings. If we are able to raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Stated in US Dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Anavex Life Sciences Corp.
(a Development Stage Company)

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in capital deficit for the years then ended and for the period from January 23, 2004 (date of inception) to September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. at September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from January 23, 2004 (date of inception) to September 30, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $21,896,074 at September 30, 2010 (2009: $12,562,233) and incurred a net loss of $8,783,037 (2009: $5,499,419) for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, effective October 1, 2009, the Company changed its method of accounting for the embedded conversion features in its promissory notes with the adoption of new guidance on determining whether an instrument is indexed to an entity’s own stock.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
December 17, 2010

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and 2009
(Stated in US Dollars)

ASSETS	2010	2009

Current
Cash	$264,669	$350,994
Deferred financing charge	-	55,777
VAT receivable	37,820	-
Prepaid expenses	23,269	181

	325,758	406,952

Equipment – Note 3	4,091	1,691

	$329,849	$408,643

LIABILITIES

Current
Accounts payable and accrued liabilities	$797,763	$1,591,940
Current portion of promissory notes payable – Note 6	2,492,308	2,506,526

	3,290,071	4,098,466

Promissory notes payable – Note 6	-	168,000

	3,290,071	4,266,466

CAPITAL DEFICIT

Capital stock – Note 7
Authorized: 150,000,000 common shares, par value $0.001 per share
Issued and outstanding: 23,516,952 common shares (2009: 20,746,761)	23,517	20,747
Shares to be issued	-	300,000
Additional paid-in capital	18,912,335	8,383,663
Deficit accumulated during the development stage	(21,896,074)	(12,562,233)

	(2,960,222)	(3,857,823)

	$329,849	$408,643

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Note 10

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the years ended September 30, 2010 and 2009 and
for the period from January 23, 2004 (Date of Inception) to September 30, 2010
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Years Ended		Inception) to
	September 30,		September 30,
	2010	2009	2010

Expenses
Accounting and audit fees	$151,010	$89,702	$364,128
Amortization and depreciation	910	410	1,540
Bank charges and interest	6,867	5,670	27,643
Consulting fees – Notes 8 and 10(b)	2,082,888	2,110,866	7,830,890
Investor relations	186,221	139,983	589,764
Legal fees	173,369	94,791	386,489
Management fees	-	-	14,625
Office and miscellaneous	39,722	11,374	108,469
Registration and filing fees	27,675	16,721	68,726
Rent and administration	12,810	-	161,560
Research and development	2,728,836	2,139,794	7,307,810
Travel	236,268	128,836	492,059
Website design and maintenance	1,692	1,455	28,417

Loss before other income (expenses)	(5,648,268)	(4,739,602)	(17,382,120)
Other income (expenses)
Interest	(284,959)	(52,191)	(397,434)
Accretion of debt discount – Note 6	(1,836,997)	(170,164)	(2,007,161)
Change in fair value of derivative liability – Note 5	(630,774)	-	(630,774)
Loss on settlement of accounts payable – Note 7	(444,000)	-	(444,000)
Loss on extinguishment of debt – Note 6	-	(487,469)	(487,469)
Foreign exchange gain (loss)	61,961	(49,993)	3,688

Net loss for the period	$(8,783,037)	$(5,499,419)	$(21,345,270)

Basic and diluted loss per share	$(0.41)	$(0.27)

Weighted average number of shares outstanding	21,440,558	20,203,795

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2010 and 2009 and
for the period from January 23, 2004 (Date of Inception) to September 30, 2010
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2010	2009	2010

Cash Flows used in Operating Activities
Net loss for the period	$(8,783,037)	$(5,499,419)	$(21,345,270)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	910	410	1,540
Accretion of debt discount	1,836,997	170,164	2,007,161
Stock-based compensation	770,055	812,336	3,267,177
Amortization of deferred financing charge	55,777	-	55,777
Change in fair value of derivative liability	630,774	-	630,774
Consulting expense recorded in exchange for shares to be issued – Note 8	-	236,337	236,337
Common shares issued for consulting expenses	-	70,760	390,510
Promissory note issued for severance – Notes 6 and 7	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Loss on settlement of accounts payable	444,000	-	444,000
Loss on extinguishment of debt	-	487,469	487,469
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to operations:
VAT receivable	(37,820)	-	(37,820)
Prepaid expenses	(23,088)	(181)	(23,269)
Accounts payable and accrued liabilities	511,844	927,469	2,362,203

Net cash used in operating activities	(4,593,588)	(2,794,655)	(10,292,936)

Cash Flows provided by Financing Activities
Issuance of common shares	3,095,573	1,638,031	6,229,071
Share Subscriptions received	-	300,000	-
Proceeds from promissory notes	1,415,000	1,202,500	4,067,500
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000

Net cash provided by financing activities	4,510,573	3,140,531	10,563,236

Cash Flows used in Investing Activities
Acquisition of equipment	(3,310)	(1,239)	(5,631)

Net cash used in investing activities	(3,310)	(1,239)	(5,631)

Increase (decrease) in cash during the period	(86,325)	344,637	264,669

Cash, beginning of period	350,994	6,357	-

Cash, end of period	$264,669	$350,994	$264,669

Supplemental Cash Flow Information – Note 11

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to September 30, 2010
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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to September 30, 2010
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Balance, September 30, 2007 – brought forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)
Capital stock issued for cash on December 10, 2007 - at $3.50	150,000	150	524,850	-	-	525,000
Capital stock issued for consulting services on December 18, 2007 – at $3.86	50,000	50	192,950	-	-	193,000
Capital stock issued in settlement of debt on December 18, 2007 - at $4.50	10,000	10	44,990	-	-	45,000
Stock-based compensation for shares issued at a discount	-	-	65,000	-	-	65,000
Capital stock issued for severance on May 15, 2008 - at $5.24	65,000	65	340,535	-	-	340,600
Common shares to be issued for consulting services	-	-	-	252,599	-	252,599
Capital stock issued for consulting services on August 19, 2008 - at $5.07	25,000	25	126,725	(126,750)	-	-
Capital stock issued for cash on August 19, 2008 - at $4.25	142,698	142	606,325	-	-	606,467
Stock based compensation	-	-	1,493,937	-	-	1,493,937
Net loss for the year	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to September 30, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	Be Issued	Stage	Total

Balance, September 30, 2008 – brought forward	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)
Stock-based compensation – Note 10	-	-	812,336	-	-	812,336
Capital stock issued for consulting services on November 20, 2008 - $2.63	25,000	25	65,725	(65,750)	-	-
Capital stock issued for consulting services on February 20, 2009 - $2.50	25,000	25	62,475	(62,500)	-	-
Capital stock issued for cash on March 6, 2009 - at $2.25	89,148	89	200,494	-	-	200,583
Capital stock issued for consulting services on March 20, 2009 - at $2.00	2,500	3	4,997	-	-	5,000
Capital stock issued for cash on March 20, 2009 - at $2.25	10,800	11	24,289	-	-	24,300
Capital stock issued for cash on June 11, 2009 - at $2.25	36,000	36	80,964	-	-	81,000
Capital stock issued for services on June 11, 2009 - at $2.25	29,227	29	65,731	-	-	65,760
Capital stock issued for cash on June 19, 2009 - at $2.25	495,556	496	1,114,504	-	-	1,115,000
Capital stock issued for finders’ fees on June 26, 2009 – at $2.51	22,222	22	55,755	-	-	55,777
Shares to be issued for consulting services -Note 8	-	-	-	236,337	-	236,337
Capital stock issued for cash on August 19, 2009 – at $2.25	128,888	129	289,869	-	-	289,998
Less: Finders fees	-	-	(72,850)	-	-	(72,850)
Beneficial conversion features on convertible debt issuances - Note 4	-	-	333,056	-	-	333,056
Extinguishment of debt - Note 6	-	-	487,469	-	-	487,469
Cancellation of common shares – Note 8	(75,000)	(75)	234,011	(233,936)	-	-
Share subscriptions received				300,000		300,000
Net loss for the year	-	-	-	-	(5,499,419)	(5,499,419)

Balance, September 30, 2009	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
for the period January 23, 2004 (Date of Inception) to September 30, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	Be Issued	Stage	Total

Balance, September 30, 2009 – brought forward	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)
Cumulative effect of accounting changes – Note 4	-	-	(333,056)	-	(550,804)	(883,860)
Capital stock issued for cash on October 2, 2009 – at $2.25	266,666	267	599,733	(300,000)	-	300,000
Capital stock issued in settlement of promissory note on February 2, 2010 – at $2.02	49,505	49	99,951	-	-	100,000
Capital stock issued for cash on April 9, 2010 - at $2.60	92,499	93	240,405	-	-	240,498
Capital stock issued in settlement of debt on April 30, 2010 - at $2.85	9,825	9	27,991	-	-	28,000
Finders’ fees paid in cash	-	-	(24,050)	-	-	(24,050)
Capital stock issued for cash on June 29, 2010 - at $2.50	941,000	941	2,351,559	-	-	2,352,500
Finders’ fees paid in cash	-	-	(206,500)	-	-	(206,500)
Capital stock issued in settlement of debt on July 5, 2010 – at $2.50	400,000	400	999,600	-	-	1,000,000
Capital stock issued for cash on September 3, 2010 – at $2.75	163,000	163	448,087	-	-	448,250
Capital stock issued for finders’ fees on September 3, 2010 – at $2.75	9,000	9	(9)	-	-	-
Finders’ fees paid in cash	-	-	(15,125)	-	-	(15,125)
Shares issued on conversion of promissory note on September 30, 2010 – at $2.25 – Note 6	328,058	328	737,802	-	-	738,130
Shares issued on conversion of promissory note on September 30, 2010 – at $2.35 – Note 6	510,638	511	1,199,489	-	-	1,200,000
Reclassification of derivative liability on modification of note terms	-	-	3,144,520	-	-	3,144,520
Settlement of accounts payable – Note 7	-	-	444,000			444,000
Stock-based compensation – Note 10	-	-	770,055	-	-	770,055
Equity component of convertible interest bearing promissory note – Note 6	-	-	44,220	-	-	44,220
Net loss for the year					(8,783,037)	(8,783,037)

Balance, September 30, 2010	23,516,952	$23,517	$18,912,335	$-	$(21,896,074)	$(2,960,222)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the treatment of cancer and diseases of the central nervous system.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2010, the Company had not yet achieved profitable operations, had an accumulated deficit of $21,896,074 (2009 - $12,562,233) since its inception and incurred a net loss of $8,783,037 (2009 - $ 5,499,419) for the year then ended and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the twelve-month period ended September 30, 2011 to be approximately $10,000,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated in the State of Nevada, United States of America on January 23, 2004 as Thrifty Printing Inc. On January 25, 2007, the Company changed its business from developing online photofinishing services to its current business and changed its name to Anavex Life Sciences Corp.

Note 2	Significant Accounting Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, conversion features embedded in convertible notes payable, derivative valuations, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Principles of Consolidation

These consolidated financial statements include the accounts of Anavex Life Sciences Corp. and its wholly- owned subsidiary, Anavex Life Sciences (France) SA, a company incorporated under the laws of France. All inter-company transactions and balances have been eliminated.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
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

The functional currency of the Company is the US dollar. Monetary items denominated in a foreign currency are translated into US dollars at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing when the assets were acquired or obligations incurred. Foreign currency denominated expense items are translated at exchange rates prevailing at the transaction date. Unrealized gains or losses arising from the translations are credited or charged to income in the period in which they occur.

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

In addition, the Company incurs expenses in respect of the acquisition of intellectual property relating to patents and trademarks. The probability of success and length of time to developing commercial applications of the drugs subject to the acquired patents and trademarks is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the acquired patents and trademarks will ever be successfully commercialized. Due to these risks and uncertainties, the acquisition of patents and trademarks does not meet the definition of an asset and thus are expensed as incurred.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
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

The Company has adopted the provisions of FASB ASC 740 "Income Taxes" regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As additional information is obtained, there may be a need to periodically adjust the recognized tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations.

i)	Basic and Diluted Loss per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended September 30, 2010, loss per share excludes 5,594,362 (September 30, 2009 – 5,247,548) potentially dilutive common shares (related to convertible notes payable and outstanding options and warrants) as their effect was anti-dilutive.

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

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional paid-in capital.

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
September 30, 2010 and 2009
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

Comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. The Company has not recorded any components of comprehensive income (loss) for the years ended September 30, 2010 and 2009 and, as at September 30, 2010, the Company does not have a balance recorded in respect of accumulated comprehensive income (loss).

m)	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation in the current year.

n)	Recent Accounting Pronouncements

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the impact of ASU 2010-6 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 3	Equipment

	September 30, 2010
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$1,540	$4,091

	September 30, 2009
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$2,321	$630	$1,691

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 5

Note 4	Adoption of New Accounting Policy

In June 2008, the Financial Accounting Standards Board (“FASB”) issued ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. This guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815-10-15-74(a), and should be classified as a liability and marked-to-market. ASC 815-40-15 was effective for fiscal years beginning after December 15, 2008 and thus, upon its adoption on October 1, 2009, was applied to the Company’s outstanding promissory notes.

The Company’s outstanding promissory notes, as described in Note 6, included embedded conversion options that, prior to the adoption of this accounting policy, were not accounted for as derivative liabilities. Effective October 1, 2009, these conversion options met the criteria of a derivative instrument liability because the terms of the promissory notes require that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed” criteria in ASC 815-40-15-5. As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to income. The discount resulting from separating the embedded conversion feature is accreted via a charge to income using the effective yield method over the term of the debt.

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

The cumulative effect of this change in accounting principle of $883,860 has been recognized as an increase of the opening balance of the accumulated deficit of $550,804 and a decrease in the opening balance of additional paid-in capital of $333,056 as of October 1, 2009, with corresponding adjustments at October 1, 2009 to decrease the carrying value of the Convertible Debentures by $1,629,886 and the recognition of a derivative liability of $2,513,746.

Note 5	Derivative Liabilities

Derivative liabilities, consisting of the embedded conversion features in the Company’s convertible promissory notes, are accounted for as separate liabilities measured at their respective fair values, as follows:

Balance, October 1, 2009 – Note 4	$2,513,746
Change in fair value for the year ended September 30, 2010	630,774
Reclassification of derivative liability to additional paid-in capital on amendment to terms of the promissory notes payable – Note 6	(3,144,520)
Balance, September 30, 2010	$-

The fair value of the convertible promissory notes embedded call options have been determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	September 30, 2010	October 31, 2009

Risk-free interest rate	0.42%	0.97%
Expected life of derivative liability	2 years	2.24 years
Annualized volatility	68.51%	71.78%
Dividend rate	0.00%	0.00%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 6

Note 6	Promissory Notes Payable

	September 30,	September 30,
	2010	2009

Convertible non-interest bearing promissory notes payable	$1,919,418	$1,919,418
Convertible interest bearing promissory notes payable	-	668,000
Interest bearing promissory notes payable	572,890	150,000
Non-interest bearing promissory notes payable	-	100,000
Less: beneficial conversion features	-	(333,056)
Less: fair value of derivative liabilities on date of issuance	(2,489,422)	-
Less: equity component of convertible note	(44,220)	-
Add: accumulated accretion	2,533,642	170,164
	2,492,308	2,674,526
Less: current portion	(2,492,308)	(2,506,526)

	$-	$168,000

Convertible non-interest bearing promissory notes

The convertible non-interest bearing promissory notes are due on demand and are convertible into units at $2.25 per unit with respect to $100,000 and at $2.50 per unit with respect to $1,819,418. Each unit will be comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date.

The embedded conversion features included in these promissory notes were recorded as separate derivative liability along with a corresponding debt discount and were determined to have a cumulative fair value of $1,698,631 at their respective issuance dates. During the twelve months ended September 30, 2010, the Company recorded accretion expense of $1,202,816 in respect of the debt discount on these notes.

During the year ended September 30, 2010, the Company and the respective note-holders agreed to amend the notes by removing certain dilutive issuance clauses with the result that, as at September 30, 2010, the embedded conversion features were no longer required to be recorded as a separate derivative liability. In accordance with the guidance of ASC 815-15-50-3, “Embedded Conversion Option that Is No Longer Bifurcated”, the Company re-measured the fair value of the derivative liability associated with the embedded conversion features in these notes on the date the notes were amended and determined it to be $3,144,520 which was then reclassified from liabilities to additional paid-in capital.

During the year ended September 30, 2009, the promissory note of $1,669,418 was issued in exchange for a promissory note of the same amount that had matured as a result of the Company renegotiating this debt. The Company recorded the transaction as a debt extinguishment with a loss on extinguishment of $487,469 recorded as a result of recognizing the new promissory note as its fair value of $2,156,887. The premium of the fair value of the note over its principal balance in the amount of $487,469 was recorded as additional paid-in capital.

Convertible interest bearing promissory notes

The convertible interest bearing promissory notes included an amount of $500,000 that was to mature on June 3, 2014 and notes totaling $168,000 that were to mature on June 19, 2011. All of these notes earned interest at 8% per annum. All of the promissory notes were convertible into units at $2.25 per unit. Each unit was to be comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date for the $500,000 note and one common share and one-half of one common share purchase warrant exercisable at $3.50 per share for a period of two years from the conversion date for the notes totaling $168,000. The embedded conversion features included in these promissory notes, recorded as a separate derivative liability along with a corresponding debt discount, were determined to have a cumulative fair value of $790,791 at their respective issuance dates. These notes and accrued interest thereon totaling $738,130 were converted to units during the year ended September 30, 2010 through the issuance of 328,058 common shares and 328,058 common share purchase warrants. During the twelve months ended September 30, 2010, the Company recorded accretion expense of $589,961 on the discounts of these notes including accretion of the remaining balance of the unamortized debt discount on the date the notes were converted.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 7

Note 6	Promissory Notes Payable – (cont’d)

Convertible interest bearing promissory notes – (cont’d)

During the year ended September 30, 2009, the Company issued 22,222 common shares at $2.51 per share as a finder’s fee on the $500,000 promissory note and recorded as a deferred financing charge of $55,777. This amount was being amortized to income over the term of the promissory note. Upon of the conversion of this promissory note, the balance of the unamortized deferred financing charge was charged to income resulting in a total amortization of deferred financing charge of $55,777 for the year ended September 30, 2010.

During the twelve months ended September 30, 2010, the Company issued a convertible promissory note in the amount of $1,000,000. This note paid interest at 20% per annum and was to mature on February 22, 2012. The Company could prepay any portion of the note and accrued interest thereon after it had been outstanding for a period of 12 months. The Company was required to pay at least $200,000 in respect of interest on this promissory note representing the interest that would have been payable had the note been outstanding for 12 months irrespective of when the note was repaid or converted. Additionally, at any time after six months from the date of its issuance, the holder of the note could convert the outstanding loan into common shares of the Company at a rate of one common share for each $2.35 of the loan balance outstanding. This promissory note permitted the Company, upon receiving a notice of conversion from the lender, to settle the conversion in cash. Therefore, in accordance with ASC 470-20, the Company selected the income method to determine the fair value of the liability component of the note with the residual value allocated to the equity component. The result was that an amount of $44,220 was determined to be the value of the equity component credited to additional paid-in capital. The debt discount arising from the bifurcation of the debt and equity components of the note was being accreted on an effective yield basis over the life of the note. On September 30, 2010, this promissory note and accrued interest thereon totaling $1,200,000 was converted to 510,638 common shares. During the twelve months ended September 30, 2010, the Company recorded accretion expense of $44,220 on the discount of this note including accretion of the remaining balance of the unamortized debt discount on the date the note was converted.

Interest bearing promissory notes

During the year ended September 30, 2009, the Company issued a promissory note in the amount of $150,000 bearing interest at 8% and which matured on December 31, 2009. On January 1, 2010, the Company exchanged this note with a new note bearing interest at 8%, having a principal balance of $157,890 representing principal and accrued interest on the promissory note that had matured and having a maturity date of December 31, 2010.

During the twelve months ended September 30, 2010, the Company issued additional 8% interest bearing notes totaling $415,000 which mature on December 5, 2010 as to $50,000, December 22, 2010 as to $100,000, February 17, 2011 as to $65,000 and May 4, 2011 as to $200,000.

Non-interest bearing promissory note

Pursuant to a termination agreement the Company has issued one non-interest bearing promissory note to a former officer of the Company, in the amount of $200,000. The Company repaid $100,000 and, as of September 30, 2009, the Company was in default of the payment terms for the remaining $100,000 balance owing. On February 2, 2010 the Company issued 49,505 common shares of the Company, at their fair value of $2.02 per share pursuant to an agreement with the former officer to settle the outstanding amount owed.

Note 7	Capital Stock

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 8

Note 7	Capital Stock – (cont’d)

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

On June 11, 2009 the Company issued 29,227 common shares at $2.25 per share for service rendered by consultants. The common shares were recorded based upon the fair value of the Company’s common stock on the issuance date of the shares.

On June 19, 2009, the Company issued 495,556 units at $2.25 per Unit for total proceeds of $1,115,000 pursuant to private placement agreements. Each unit consisted on one common share and one and one-half of a common share purchase warrant entitling the holder to purchase additional common shares at $2.25 per share until June 19, 2011.

On June 26, 2009, the Company issued 22,222 common shares at $2.51 per share for finder’s fees related to the issuance of a $500,000 note payable. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issue date.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 9

Note 7	Capital Stock – (cont’d)

On August 19, 2009, the Company issued 128,888 units at $2.25 per Unit for total proceeds of $289,998. Of these placements, 40,000 Units consisted of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until July 9, 2010 and 88,888 Units consisted on one common share and one and one-eighth share purchase warrant entitling the holder to purchase an additional common shares at $2.25 per share until August 4, 2011. The Company paid finders’ fees totalling $19,000 in respect of these private placements.

On October 2, 2009 the Company issued 266,666 units at $2.25 per unit for proceeds of $600,000 pursuant to private placement agreement. Each unit consisted of one common share and one and one-eighth common share purchase warrant entitling the holder to purchase an additional common share at $2.25 per share until October 2, 2011. The Company had received $300,000 of this amount in the year ended September 30, 2010.

On February 2, 2010 the Company issued 49,505 common shares of the Company, at their fair value of $2.02 per share pursuant to an agreement with a former officer to settle an outstanding amount owed.

On April 9, 2010, the Company issued 92,499 units at $2.60 per unit for proceeds of $240,498 pursuant to private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $3.50 per share until April 9, 2011.

On April 30, 2010, the Company issued 9,825 common shares of the Company, at $2.85 per share as consideration for terminating a consulting agreement and for services rendered under the agreement. The common shares were recorded based upon the quoted market price of the Company’s common stock on the date of the termination of the agreement.

On June 29, 2010, the Company issued 941,000 units at $2.50 per unit for total proceeds of $2,352,500 pursuant to private placement agreements. Each unit consisted on one common share and one-half of a common share purchase warrant entitling the holder to purchase additional common shares at $3.50 per share until December 29, 2011.

On July 5, 2010, the Company issued 400,000 units in settlement of $1,000,000 owing to a creditor. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at 3.50 per share until January 5, 2012. The fair value of the units issued was determined to be $1,444,000 on the date they were issued and thus the Company recorded a loss on settlement of accounts payable of $444,000 with a corresponding credit to additional paid-in capital of the same amount on date of issuance. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $3.50, stock price - $3.15, expected volatility – 68.45%, expected life – 1.5 years, dividend yield – 0.00% .

On September 3, 2010, the Company issued 163,000 units at $2.75 per unit for proceeds of $448,250 pursuant to private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $3.75 per share until March 3, 2012.

On September 3, 2010, the Company issued 9,000 units at $2.75 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $3.75 per share until March 3, 2012.

On September 30, 2010, the Company issued 510,638 common shares at $2.35 per share pursuant to the terms of a convertible note payable.

On September 30, 2010, the Company issued 82,310 units at $2.25 per unit pursuant to the terms of convertible notes payable. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $3.50 per share until September 30, 2012.

On September 30, 2010, the Company issued 245,748 units at $2.25 per unit pursuant to the terms of convertible notes payable. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until September 30, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 10

Note 8	Related Party Transactions

The following amounts have been donated to the Company by the directors:

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2010	2009	2010

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666

	$-	$-	$52,041

During the year ended September 30, 2010, the Company was charged consulting fees totaling $725,310 (2009: $486,690) by directors, officers and a significant shareholder of the Company.

As at September 30, 2010, included in accounts payable and accrued liabilities is $9,521 (2009: $57,464) owing to directors and officers of the Company.

During the year ended September 30, 2008, the Company terminated the services of its CEO and agreed to a severance package consisting of the issuance of 65,000 common shares at $5.24 per share totaling $340,600. The common shares were valued using the quoted market price of the Company’s common stock on the agreement date. In addition, the Company issued a promissory note payable to the former CEO in the amount of $200,000 of which $128,500 was applied to unpaid consulting fees and the remaining $71,500 was charged as severance pay in the current year. As at September 30, 2009, the Company had paid an amount of $100,000 on account of the promissory note. The remaining $100,000 was settled for shares during 2010 – Note 6.

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

b)

In accordance with the agreement being amended on May 14, 2009, the director was granted 400,000 additional share purchase options having a fair value of $272,000. As a result, the Company recorded an incremental share-based compensation charge of $38,064 in respect of these options after giving effect to the director receiving these options in exchange for surrendering the right to receive common shares, having a fair value of $233,936 as at the date of the amendment for future consulting services to be performed. Additionally, as at September 30, 2009, the remaining unvested options granted to the director upon the amendment of the agreement were re-measured resulting in the Company recognizing $167,812 included in consulting fees.

c)

During the year ended September 30, 2010, the remaining unvested options pertaining to the original agreement were periodically re-measured up to their measurement date which resulted in the Company recognizing $64,268 included in consulting fees in the consolidated financial statements for the year ended September 30, 2010. (2009: $238,063).

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 11

Note 9	Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2010		2009
	(34.00%	)	(34.00%	)

Net operating loss carryforwards	$3,849,000		$2,134,000
Research and development tax credits	331,000		196,000
Foreign exchange	17,000		27,000
Intangible asset costs	35,000		38,000
Other	-		18,000
Valuation allowance for deferred tax assets	(4,232,000)		(2,413,000)

Net deferred tax assets	$-		$-

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2010	2009

Income benefit at statutory rate	$(2,986,000)	$(1,870,000)
Stock-based compensation	263,000	277,000
Foreign income taxed at foreign statutory rate	4,000	4,000
Debt extinguishment	150,000	166,000
Debt accretion	625,000	58,000
Other permanent differences	125,000	26,000
Change in valuation allowance	1,819,000	1,339,000

Deferred income tax recovery	$-	$-

As of September 30, 2010, the Company had net operating loss carry-forwards of approximately $11,340,000 available to offset future taxable income. The carry-forwards will begin expiring in 2027 unless utilized in earlier years. The Company is in arrears in filing its income tax returns in the United States for years prior to 2008 and the Company has not filed any income tax returns in France as they are not yet due.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both September 30, 2010 and September 30, 2009.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation. It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2004.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 12

Note 10	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, September 30, 2008	292,698	$ 5.00
Expired	(142,698)	$ 5.00
Granted	833,448	$ 2.62
Balance, September 30, 2009	983,448	$ 2.93
Expired	(325,948)	$ 4.46
Issued	1,389,651	$ 3.16
Balance, September 30, 2010	2,047,151	$ 2.87

At September 30, 2010, the Company has 2,047,151 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date

46,249	$ 3.50	April 9, 2011
557,501	$ 2.25	June 19, 2011
99,999	$ 2.25	August 4, 2011
41,155	$ 3.50	September 30, 2011
299,999	$ 2.25	October 2, 2011
470,500	$ 3.50	December 29, 2011
200,000	$ 3.50	January 5, 2012
86,000	$ 3.75	March 3, 2012
245,748	$ 3.00	September 30, 2012

2,047,151

b)	Stock–based Compensation Plan

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 13

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of company’s outstanding stock purchase options for the year ended September 30, 2010 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at September 30, 2008	1,420,000	$ 4.44
Granted	1,775,000	$ 2.51

Outstanding at September 30, 2009	3,195,000	$ 3.37
Cancelled	(820,000)	$ 2.50
Granted	400,000	$ 3.48

Outstanding at September 30, 2010	2,775,000	$ 3.29

Exercisable at September 30, 2010	1,613,333	$3.52

Exercisable at September 30, 2009	1,330,000	$4.38

At September 30, 2010, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
				Intrinsic	contractual
Total	Number	Exercise	Expiry Date	Value	life (yrs)
	Vested	Price

400,000 (1)	400,000	$ 5.25	May 20, 2011	$-	0.64
50,000 (2)	50,000	$ 3.75	November 1, 2012	14,500	2.09
100,000 (3)	-	$ 3.86	December 1, 2012	18,000	2.17
150,000 (4)	150,000	$ 3.10	December 3, 2012	141,000	2.18
450,000 (5)	450,000	$ 3.10	June 3, 2013	423,000	2.68
50,000 (6)	50,000	$ 2.75	January 14, 2014	64,500	3.29
5,000 (7)	5,000	$ 2.50	March 2, 2014	7,700	3.42
400,000 (8)	400,000	$ 2.50	May 12, 2012	616,000	1.62
500,000 (9)	-	$ 2.50	June 11, 2014	770,000	3.05
200,000 (10)	100,000	$ 3.50	June 29, 2015	108,000	4.75
200,000 (11)	8,333	$ 3.45	September 1, 2015	118,000	4.92
270,000 (12)	-	$ 3.00	February 8, 2017	280,800	6.36

2,775,000	1,613,333			$2,561,500

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2010.

(1)	As at September 30, 2010 and 2009, these options had fully vested. The Company did not recognize any stock-based compensation for these options in the year ended September 30, 2010 (2009: $40,020)

(2)	As at September 30, 2010 and 2009, these options had fully vested. The Company did not recognize any stock-based compensation for these options in the year ended September 30, 2010 (2009: $nil)

(3)

As at September 30, 2010, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control and a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 14

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(4)

As at September 30, 2010 and 2009, these options had fully vested. As a result of re-pricing these options, the Company recognized stock-based compensation of $31,035 during the year ended September 30, 2010 (2009: recognized stock based compensation of $12,956)

(5)

As at September 30, 2010 and 2009, these options had fully vested. As a result of re-pricing these options, the Company recognized stock-based compensation of $196,425 during the year ended September 30, 2010 (2009: recognized stock based compensation of $341,354).

(6)

These options were granted during the year ended September 30, 2009 and have fully vested as at September 30, 2010. The Company has recognized stock-based compensation in the amount of $9,910 for these options for the year ended September 30, 2010 (2009: $56,509)

(7)	As at September 30, 2010 and 2009, these options had fully vested. The Company did not recognize any stock-based compensation for these options in the year ended September 30, 2010 (2009: $6,000)

(8)	As at September 30, 2010 and 2009, these options had fully vested. The Company recognized stock-based compensation of $64,268 for these options in the year ended September 30, 2010 (2009: $238,063)

(9)

As at September 30, 2010 and 2009 none of these options have vested. The options vest as to 100,000 per compound entered into Phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(10)

These options were granted during the year ended September 30, 2010 and, as at September 30, 2010, 100,000 of these options have vested. The remaining options vest on December 29, 2010. The fair value of these options on the grant date was calculated to be $500,000 of which the Company has recognized stock-based compensation in the amount of $375,000 for the year ended September 30, 2010.

(11)

These options were granted during the year ended September 30, 2010 and as at September 30, 2010, 8,333 of these options have vested and the remaining options vest 8,333 monthly until August 2012 and 8,341 vest in September 2012. The Company has recognized stock-based compensation in the amount of $20,917 for the year ended September 30, 2010.

(12)

As at September 30, 2010 and 2009, these options have not vested. The options vest upon one or more compounds: entering Phase 2 Trial – 90,000 options; entering Phase 3 Trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

(13)	The Company cancelled 700,000 share purchase options on which it had recorded stock-based compensation of $72,500 during the year ended September 30, 2010 (2009: $117,434)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the years:

	2010	2009

Risk-free interest rate	0.79% - 2.20%	1.16% - 2.71%
Expected life of options	5 years	1.75 - 5 years
Annualized volatility	88.54% - 95.45%	73.61%
Dividend rate	0.00%	0.00%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 15

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At September 30, 2010, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-date
	Shares	Price	Fair value

Unvested options at September 30, 2008	970,000	$ 4.31	$ 2.42
Granted	1,775,000	$ 2.51	$ 3.08
Vested	(880,000)	$ 4.20	$ 3.48

Unvested options at September 30, 2009	1,865,000	$ 4.31	$ 1.55
Cancelled	(820,000)	$ 2.50	$ 1.57
Granted	400,000	$ 3.48	$ 2.51
Vested	(283,333)	$ 2.90	$ 1.82

Unvested options at September 30, 2010	1,161,667	$ 2.98	$ 1.80

As at September 30, 2010, there was a total of $606,083 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized as follows: $376,000 in the year ended September 30, 2011 and $230,083 in the year ended September 30, 2012. There has been no stock-based compensation recognized in the financial statements for the year ended September 30, 2010 for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for services during the year ended September 30, 2009 (Note 6), are classified in the Company’s Statement of Operations as follows:

	2010	2009
Consulting fees	$ 770,055	$ 1,119,433

c)	Patent and Collaboration Agreement

On February 1, 2007, the Company signed a contract with an officer of the Company to acquire property for the development of a new drug compound including three patents and one patent application. Pursuant to the agreement, the Company agreed to the following:

i)	Invest a minimum of $200,000 every fiscal year into scientific research and;
ii)	Hire the director as a consultant to carry out the Company’s Research and Development program at $US6,000 per month and;
iii)	Pay to the director 6% of the net income earned from the exploitation of the patent and patent application; and
iv)	Disburse a one-time payment to the director an amount of $72,000 before December 31, 2007 as consideration for the transfer of the patents and the patent application. (paid)

Effective January 1, 2008, the monthly salary paid to the director was increased to 7,000 Euros.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 16

Note 10	Commitments – (cont’d)

d)	CFO Consulting Agreement

On September 1, 2010, we appointed a Chief Financial Officer (“CFO”) pursuant to a consulting agreement effective September 1, 2010. The terms of the CFO consulting agreement are as follows:

	(i)	Pay a consulting fee at the rate of $100,000 per annum;

	(ii)	Pay an annual incentive bonus of not less than 50% of the annual consulting fee, subject to achieving defined milestones;

	(iii)	Grant 200,000 stock options exercisable at $3.45 per option until September 1, 2015, vesting 8,333 options per month over the first 24 months of the option period;

	(iv)	reimburse any reasonable business expenses incurred in performing duties and promoting the business of our company.

The agreement is for a period of two years and either party may terminate the agreement by providing the other party with 60 days written notice. In the event of a termination by the Company without Just Cause as that term is defined in the Contractor Agreement, the Company shall make certain payments and the options granted shall continue to vest for a period of not less than six months.

Note 11	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the year ended September 30, 2010:

a)	The Company issued 49,505 common shares at $2.20 per share in settlement of a promissory note to a former officer of the Company for a total of $100,000
b)

The Company issued 9,825 common shares at $2.85 per share for a total of $28,000 as consideration for amounts owing in respect of consulting services which was included in accounts payable as at September 30, 2009

c)

The Company issued 400,000 units at $2.50 per unit for a total of $1,000,000 as consideration for amounts owing for services rendered in prior years. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at 3.50 per share until January 5, 2012. The fair value of the units issued was determined to be $1,444,000 on the date they were issued and thus the Company recorded a loss on settlement of accounts payable of $444,000 with a corresponding credit to additional paid-in capital of the same amount on date of issuance.

d)	The Company issued 9,000 common shares at $2.75 per share for a total of $24,750 as consideration for finders’ fees associated with a private placement
e)	The Company issued 328,058 common shares at $2.25 per share upon conversion of promissory notes in the amount of $738,130, including accrued interest of $70,130, and
f)	The Company issued 510,638 common shares at $2.35 per share upon settlement of a promissory note in the amount of $1, 200,000 including accrued interest of $200,000.

During the year ended September 30, 2009:

a)

The Company issued 25,000 shares at $2.63 per share, 25,000 common shares at $2.50 per share, for a total of $128,250 pursuant to the consulting agreement with a director to issue common shares in exchange for consulting services. Subsequent to their issuance, pursuant to an amendment of the agreement to compensate the director, these shares were returned to treasury for cancellation – Notes 4 and 6.

b)	The Company issued 2,500 common shares at $2.50 per share, 29,227 at $2.25 per share for a total of $70,760 as consideration for consulting services.
c)	As a result of re-measuring remaining shares to be issued pursuant to a consulting agreement, the Company recorded compensation expense of $236,337 as consideration for consulting services; and
d)	The Company issued 22,222 common shares at $2.51 per share for a total of $55,777 pursuant to a deferred financing charge on an issuance of a convertible promissory note.

There were no amounts paid in 2010 and 2009 in respect of interest or income taxes.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 17

Note 12	Subsequent Events

Subsequent to September 30, 2010, the Company:

a)

issued 853,075 units to the note holders to settle convertible notes outstanding in the amount of $1,919,419. Each unit consists of one share of our common stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of our common stock at a purchase price of US $3.00 per share for a period of 24 months. A portion of the Convertible Notes had originally been convertible to units at $2.50 per unit.

b)

issued 145,063 shares of common stock to the note holders to settle non-convertible, interest-bearing notes having a principal balance of $372,890 and accrued interest of $26,033 for total settlement of $398,923.

c)	issued 181,818 shares of our common stock to one creditor in settlement of $500,000 debt.

d)

issued 393,845 units at a purchase price of $2.75 per unit for gross proceeds of $1,083,075. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a purchase price of US$4.50 per share for a period of 18 months. A finder’s fee of 3,636 common shares was paid.

e)

issued 29,851 units at a purchase price of $3.35 per unit for gross proceeds of $100,000. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of our common stock at a purchase price of $4.50 per share for a period of 24 months. The Company paid a finders’ fee of 10% of the gross proceeds to eligible finders.

f)

issued 2,985 units pursuant to a shares for services agreement. Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder thereof to purchase an additional common share at a purchase price of $4.50 per share for a period of 24 months from the date of issuance.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of our internal control over financial reporting as of September 30, 2010.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of September 30, 2010. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended September 30, 2010, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

(ii)	There has been a lack of sufficient supervision and review by our management;

(iii)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes have not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(iv)

Our company’s accounting staff has not had sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s September 30, 2010 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1)

We have committed to the establishment of effective internal controls and have recently retained the services of a new chief financial officer experienced in public company administration and internal control systems. This individual will be conducting a review of the internal control systems in place and will be recommending and implementing improvements to these processes.

2)

Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing new processes and procedures that will mitigate any material weaknesses identified, and we intend to ensure the timely filing of all required SEC filings in the future.

We believe that the foregoing steps will remediate the deficiencies identified above, and we intend to continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Dr. Cameron Durrant	Executive Chairman and Director	50	December 17, 2007
Harvey Lalach	President, Chief Operating Officer, Secretary and Director	45	April 25, 2006
Alison Ayers	Director	58	May 20, 2008
David Tousley	Chief Financial Officer and Director	55	June 3, 2008

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Dr. Cameron Durrant

Dr. Durrant was most recently Worldwide Vice President, Infectious Diseases, Global Strategic Marketing at Johnson & Johnson (NYSE: JNJ) Dr. Durrant was also President and CEO of Pediamed Pharmaceuticals, Inc.. Dr. Durrant’s background also includes executive-level positions with Merck & Co. (NYSE: MRK), Glaxo Smith Kline PLC (NYSE GSK) and Pharmacia Corporation (now part of Pfizer Inc. (NYSE: PFE).

Dr. Durrant has been President, Chief Executive Officer and director of Striker Energy Corp. (OTCBB: SKRY) since November 17, 2010 and is also the founder and President of PediatRx, Inc., a wholly owned subsidiary of Striker Energy Corp. Striker Energy Corp. is a publicly traded specialty pharmaceutical company that brings prescription, branded products to healthcare professionals for the treatment of serious medical conditions treated in the hospital, with an initial focus on oncology supportive care.

Dr. Durrant is a founding board member of Bexion Pharmaceuticals, a private oncology research and development company with therapeutics, diagnostic/imaging and drug delivery capabilities, and a board member of Pressure-Point, Inc, a private medical device company with a focus on emesis care. Dr. Durrant has previously served on several public and private company boards, is an advisor to Pilgrim Software and to Saxa Private Equity Partners.

Dr. Durrant was a regional winner and national finalist for Ernst & Young’s Entrepreneur of the Year award in 2005. Dr. Durrant holds a MBA from Henley Management College at Oxford and a MB and BCh (equivalent to American MD degree) from the Welsh National School of Medicine in Cardiff, U.K.

We believe Dr. Durrant is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from being a director of our company since December 17, 2007, in addition to his education and business experiences described above.

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

We believe Mr. Lalach is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from serving as our officer and director since April 25, 2006, in addition to his business experiences described above.

David Tousley

Mr. Tousley has over 25 years of senior-level experience in biotech, specialty pharmaceuticals and full-phase pharmaceutical companies. He has held the position of President, COO and CFO at companies including airPharma, PediaMed Pharmaceuticals, Inc., AVAX Technologies Inc. (AVXT.OB), and Pasteur, Merieux, Connaught, (known today as Sanofi-Pasteur SA). During his career, Mr. Tousley has led all aspects of operations, including pharmaceutical development, in both the private and public company environment. His accomplishments include the raising over $100 million in debt and equity financings and he has led key business development activities, including joint ventures, partnerships, acquisitions and divestitures in the U.S., Europe and Australia.

Mr. Tousley has also been Chief Financial Officer, Treasurer, Secretary, and director of Striker Energy Corp. (OTCBB: SKRY) since November 17, 2010 and is also Secretary and Treasurer of PediatRx, Inc., a wholly owned subsidiary of Striker Energy Corp. Striker Energy Corp. is a publicly traded specialty pharmaceutical company that brings prescription, branded products to healthcare professionals for the treatment of serious medical conditions treated in the hospital, with an initial focus on oncology supportive care. Mr. Tousley currently serves as a director of ImmunoGenetix Therapeutics, Inc, a biotech company that is developing advanced DNA immunotherapies for HIV infection.

Mr. Tousley holds an MBA in accounting from Rutgers Graduate School of Business and a B.A. in English from Rutgers College, both in New Jersey and belongs to the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

We believe Mr. Tousley is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from being a director of our company since June 3, 2008, in addition to his education and business experiences described above.

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

We believe Ms. Ayers is qualified to serve on our board of directors because of her knowledge of our company’s history and current operations, which she gained from being a director of our company since May 20, 2008, in addition to her education and business experiences described above.

Certain Significant Employees

Our significant employees, their age, positions held, and duration of such and a brief description of the background and business experience for the past five years are as follows:

Name	Position Held with Our Company	Age	Date First Appointed
Alexandre Vamvakides	Chief Scientific Officer	71	January 27, 2007

Business Experience

The following is a brief account of the education and business experience of certain significant employees during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

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

No director or executive officer has been involved in any of the following events during the past ten years:

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

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and- desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Dr. Cameron Durrant	2	2	N/A
Harvey Lalach	2	2	N/A
Alison Ayers	2	2	N/A
David Tousley	2	2	N/A

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to Anavex Life Sciences Corp., 315A, 50 Harrison St., Hoboken, NJ 07030 Attention: President.

Audit Committee and Audit Committee Financial Expert

We have an audit committee, comprised of two directors, Harvey Lalach and David Tousley. During the fiscal year ended September 30, 2010, our audit committee held one meeting. The audit committee represents our board of directors in discharging its responsibility relating to the accounting, reporting and financial practices of our company, and has general responsibility for oversight of internal controls, accounting and audit activities and legal compliance of our company. However, the audit committee’s function is one of oversight only and does not relieve our management of its responsibilities for preparing financial statements which accurately and fairly present our financial results and conditions or the responsibilities of the independent registered public accounting firm relating to the audit or review of financial statements.

David Tousley is considered as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is Chairman of the audit committee. Due to the retention of Mr. Tousley as chief financial officer of the company, we intend to appoint a new Chairman in the near future.

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

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and is expected to perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nominating committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, at this stage of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officers;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2010 who had total compensation exceeding $100,000; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended September 30, 2010 and 2009, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Cameron Durrant(1) Executive Chairman and Director	2010 2009	$200,000 Nil	Nil Nil	Nil Nil	$125,000 $536,000	Nil Nil	Nil Nil	Nil Nil	$325,000 $536,000
Dr. Herve de Kergrohen(2) Former Chief Executive Officer	2010 2009	$223,483 $67,452	Nil Nil	Nil Nil	Nil $1,183,000	Nil Nil	Nil Nil	Nil Nil	$223,483 $1,250,452
Harvey Lalach(3) President, Chief Operating Officer, Secretary and Director and Former Chief Financial Officer	2010 2009	$150,000 $150,000	Nil Nil	Nil Nil	$125,000 Nil	Nil Nil	Nil Nil	Nil Nil	$275,000 $150,000
David Tousley(4) Chief Financial Officer and Director	2010 2009	$8,333 Nil	Nil Nil	Nil Nil	$627,000 Nil	Nil Nil	Nil Nil	Nil Nil	$635,333 Nil
Alexandre Vamvakides(5) Chief Scientific Officer	2010 2009	$113,495 $215,565	Nil Nil	Nil Nil	Nil $1,183,000	Nil Nil	Nil Nil	Nil Nil	$113,495 $1,398.565

(1)

Dr. Cameron Durrant was appointed as our Executive Chairman on January 2, 2010. Prior to that date, Dr. Durrant served as an advisor to the company and as a director and received certain stock option awards for his services in that capacity. During the fiscal year ended September 30, 2010 Dr. Durrant was granted 50,000 stock options (2009: 400,000)

(2)

Dr. de Kergrohen was appointed as our Chief Executive Officer and one of our directors on June 16, 2009. Dr. de Kergrohen was terminated as our Chief Executive Officer and as a director on March 1, 2010. Stock option awards reported above represent the amount of expense recorded in the financial statements each year. During the fiscal year ended September 30, 2010 Dr. de Kergrohen was not granted any stock options (2009: 700,000). At the time of his termination, no stock options had vested and all options were canceled.

(3)	Mr. Lalach was appointed President, CFO and Secretary on April 25, 2006. During the fiscal year ended September 30, 2010 Mr. Lalach was granted 50,000 stock options (2009: Nil)
(4)

David Tousley was appointed as our Chief Financial Officer on September 1, 2010. Prior to that date, Mr, Tousley served as a member of our board of directors. During the fiscal year ended September 30, 2010 Mr. Tousley was granted 250,000 stock options (2009: Nil).

(5)

Dr. Vamvakides was appointed Chief Scientific Officer on January 31, 2007. During the fiscal year ended September 30, 2009, Dr. Vamvakides was granted 500,000 stock options which options vest as to 100,000 per compound entered into Phase II trial. No expense has been recorded to date as the performance conditions have not been met.

(6)	Details of our stock-based compensation arrangements, including the assumptions used in calculating the fair value of our share based awards, are disclosed in footnote 10 to our financial statements.

Consulting Agreements

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

The agreement is in force until terminated by either Dr. Vamvakides or our company. During the fiscal year ended September 30, 2008, we agreed to increase the compensation of Dr. Vamvakides to 7,000 Euros per month.

On October 19, 2009 we signed a stock option agreement with Alexandre Vamvakides which amended the June 11, 2009 stock option agreement to include vesting provisions. All other terms of the June 11, 2009 stock option agreement remain unchanged. Pursuant to the stock option agreement, we granted to Dr. Vamvakides options to purchase 500,000 shares of our common stock at an exercise price of $2.50 per share until June 11, 2014. The options vest as to 100,000 per compound entered into Phase II trial.

Cameron Durrant

On May 20, 2008, we entered into a consulting agreement with Cameron Durrant to provide certain management and consulting services to our company. Consideration for his services included:

(a)	the issuance of 200,000 shares of common stock to be paid installments of 25,000 shares every quarter;

(b)	the issuance of 400,000 stock options exercisable at $5.25 per share for a period of three years, subject to vesting provisions; and

(c)	a payment of a finder’s fee for any financing our company receives in the amount of 4% on the first $100,000,000 and 2% on the balance.

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

Dr. Durrant received 75,000 shares of common stock pursuant to the consulting agreement dated May 20, 2008 and subsequently returned these 75,000 shares to our company for cancellation as a result of the award modification.

On January 2, 2010 we signed a second amended consulting agreement with Dr. Durrant, whereby we retained his services as our Executive Chairman commencing as of January 2, 2010. In consideration of Dr. Durrant’s services, we agreed to pay him a monthly fee of $25,000, which equates to $300,000 over the course of one year. The term of this agreement is for a period of two years commencing on January 2, 2010 and expiring on January 1, 2012.

Harvey Lalach

We have a consulting agreement dated February 1, 2007 with Harvey Lalach to provide management services to our company for consideration of $7,000 per month. The contract had a two year term, and has been extended for an additional two year term expiring January 31, 2011. During the fiscal year ended September 30, 2008, we agreed to increase the compensation of Mr. Lalach to $12,500 per month.

David Tousley

On September 1, 2010, we entered into an independent contractor agreement with Mr. Tousley, one of our board of directors to provide certain services to our company. Pursuant to the agreement, Mr. Tousley agreed to perform such duties as are regularly and customarily performed by the Chief Financial Officer of a corporation in consideration for, among other things, $100,000 per annum. Mr. Tousley is also eligible to receive an annual bonus of 50% of his annual fees and a stock option award at the end of each year at the discretion of the board of directors. The term of the agreement is two years from September 1, 2010, unless both parties agree to extend. Either party may terminate the agreement by giving six months notice plus two months for every year of engagement of the contractor, up to 12 months. On September 1, 2010 we issued 200,000 stock options exercisable at $3.45 per option to Mr. Tousley. The options expire five years from the date of grant and vest monthly over the term of Mr. Tousley’s independent contractor agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Harvey Lalach	150,000 25,000	Nil 25,000	Nil Nil	$5.00 $3.50	June 3, 2013 June 29,2015	Nil	Nil	Nil	Nil
Alison Ayers	150,000 25,000	Nil 25,000	Nil Nil	$5.00 $3.50	June 3, 2013 June 29, 2015	Nil	Nil	Nil	Nil
Cameron Durrant	400,000 400,000 150,000 25,000	Nil Nil Nil 25,000	Nil Nil Nil Nil	$5.25 $2.50 $3.10 $3.50	May 20, 2011 May 12, 2012 Dec 12, 2012 June 29, 2015	Nil	Nil	Nil	Nil
David Tousley	150,000 25,000 8,333	Nil 25,000 191,667	Nil Nil Nil	$3.10 $3.50 $3.45	June 3, 2013 June 29, 2015 Sept 1, 2015	Nil	Nil	Nil	Nil
Alexandre Vamvakides	Nil	Nil	500,000	$2.50	June 11,2014	Nil	Nil	Nil	Nil

We have not adopted any other equity compensation plan other than our 2007 Stock Option Plan.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Alison Ayers	Nil	Nil	$125,000	Nil	Nil	Nil	$125,000

(1)	Details of our stock-based compensation arrangements, including the assumptions used in calculating the fair value of our share based awards, are disclosed in footnote 10 to our financial statements

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to September 30, 2010.

During the fiscal year ended September 30, 2010, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control with the exception of the agreement with David Tousley, our Chief Financial Officer, whereby if the agreement is terminated within six months following a change of control, or if the surviving entity fails to provide a similar agreement following a change of control, then we agreed to pay Mr. Tousley a lump sum amount equal to 150% of the amount calculated by multiplying (i) one twelfth of the annual fees in the amount of $100,000 times (ii) the number of months in the termination notice period (defined as the period of six months plus two months per year of engagement of Mr. Tousley up to a maximum of twelve months).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 20, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class [1]
Common Stock	Athanasios Skarpelos 2, Place du Port Geneva, Switzerland CH 1204	6,725,832	26.77%

Security Ownership of Management

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class [1]
Common Stock	Harvey Lalach 4837 Canyon Ridge Crescent Kelowna, British Columbia Canada	800,000 [2] Direct	3.16%
Common Stock	Alexandre Vamvakides 3, Cite De L’alma Paris, France	Nil	Nil
Common Stock	Cameron Durrant #90 Fairmount Road West Califon, NJ 07830-3330	1,000,000 [3] Direct	3.83%
Common Stock	Alison Ayers 27 O’Connor Circle West Orange, NJ 07052	200,000 [4] Direct	0.79%
Common Stock	David Tousley 14610 Pawnee Lane Leawood, KS 66224	241,665 [5] Direct	0.95%
	Directors & Executive Officers as a group (5 persons)	2,241,665	8.37%

1 Percentage of ownership is based on 25,127,226 shares of our common stock issued and outstanding as of December 20, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Includes 600,000 shares of common stock and 200,000 stock options exercisable within 60 days.
3Includes 1,000,000 stock options exercisable within 60 days.
4 Includes 200,000 stock options exercisable within 60 days.
5Includes 241,665 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Other than as disclosed below and elsewhere, there has been no transaction, since October 1, 2008, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a director or indirect material interest.

(i)	any director or executive officer of our company;

(ii)	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

(iii)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

On May 15, 2008, we terminated the services of Panos Kontzalis, our former Chief Executive Officer and agreed to a severance package consisting of the issuance of 65,000 shares of our common stock. In addition, we issued a promissory note payable to him in the amount of $200,000. This promissory note was without interest and had specified repayment terms. We repaid $100,000 in accordance with the repayment terms. On February 2, 2010 we issued 49,505 shares of our common stock, at their fair value of $2.02 per share pursuant to an agreement with Mr. Kontzalis to settle the outstanding amount owed ($100,000).

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

We determined that Harvey Lalach, David Tousley, and Cameron Durrant are not independent as that term is defined by NASDAQ 5605(a)(2) because Mr. Lalach is our President and Chief Operating Officer, Mr. Tousley is our Chief Financial Officer and Dr. Durrant is our Executive Chairman and principal executive officer. We determined that Alison Ayers is independent as that term is defined by NASDAQ Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended September 30, 2010 and 2009:

Fees	2010	2009

Audit fees	$86,656	$80,838
Audit related fees	Nil	Nil
Tax fees	$6,537	$3,850
All other fees	Nil	Nil
Total Fees	$93,193	$84,688

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by BDO Dunwoody LLP for the fiscal years ended September 30, 2010 and 2009, in connection with statutory and regulatory filings or engagements.

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

10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)

Exhibit Number	Description
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.16	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.18	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.20	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.21	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.22	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.23	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.24	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.25	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.26	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.27	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.28	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.29	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.30	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.32	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)

Exhibit Number	Description
10.33	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.34	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.35	Form of Subscription Agreement for US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.36	Form of Subscription Agreement for non-US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.37	Form of Warrant Certificate for US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.38	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.39	Shares for Services Agreement dated July 5, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.40	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.41

Agreement for Services with Genesis Biopharma Group LLC dated August 10, 2010 (incorporated by reference to an exhibit of our Current Report on Form 8-K filed on August 18, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.42

Agreement for Services with ABX-CRO Advanced Pharmaceutical Services dated August 10, 2010 (incorporated by reference to an exhibit of our Current Report on Form 8-K filed on August 18, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.43	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.44	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.45	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.46	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.47	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.48	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.49	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.50	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)

Exhibit Number	Description
10.51	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.53	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.54	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.55	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.56	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.57	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.58	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Dr. Cameron Durrant
31.2*	Section 302 Certification of David Tousley
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Dr. Cameron Durrant
32.2*	Section 906 Certification of David Tousley
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:

/s/ Dr. Cameron Durrant
Dr. Cameron Durrant
Executive Chairman and Director
(Principal Executive Officer)
Date: December 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/Dr. Cameron Durrant
Dr. Cameron Durrant
Executive Chairman and Director
(Principal Executive Officer)
Date: December 23, 2010

By

/s/David Tousley
David Tousley
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: December 23, 2010

By:

/s/Harvey Lalach
Harvey Lalach
President, Chief Operating Officer, Secretary and Director
Date: December 23, 2010