Form 10-Q
period 2010-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2011-02-14
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

or

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
(Address of principal executive offices) (Zip Code)

1-800-689-3939
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,188,240 shares of common stock outstanding as of February 14, 2011.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Stated in US Dollars)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2010 and September 30, 2010
(Stated in US Dollars)
(Unaudited)

	December 31,	September 30,
	2010	2010
ASSETS

Current
Cash	$423,783	$264,669
VAT receivable	-	37,820
Prepaid expenses	61,905	23,269
	485,688	325,758

Equipment	3,601	4,091
	$489,289	$329,849

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 5	$382,937	$797,763
Current portion of promissory notes payable – Note 3	200,000	2,492,308
	582,937	3,290,071

CAPITAL DEFICIT

Capital stock – Note 4
Authorized: 150,000,000 common shares, par value $0.001 per share
Issued and outstanding: 25,127,226 common shares (September 30, 2010: 23,516,952)	25,128	23,517
Shares to be issued - Note 6	60,000	-
Additional paid-in capital	23,604,049	18,912,335
Deficit accumulated during the development stage	(23,782,825)	(21,896,074)

	(93,648)	(2,960,222)
	$489,289	$329,849

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Note 6

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2010 and 2009 and
for the period from January 23, 2004 (Date of Inception) to December 31, 2010
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2010	2009	2010

Expenses
Accounting and audit fees	$48,948	$21,859	$413,076
Amortization and depreciation	491	190	2,031
Bank charges and interest	2,043	1,715	29,686
Consulting fees – Note 5	652,201	473,184	8,483,091
Investor relations	54,535	54,511	644,299
Legal fees	19,747	27,908	406,236
Management fees	-	-	14,625
Office and miscellaneous	6,469	3,691	114,938
Insurance	4,815	-	4,815
Registration and filing fees	9,062	6,133	77,788
Rent and administration	41,819	-	203,379
Research and development	497,290	211,479	7,805,100
Travel	31,725	81,037	523,784
Website design and maintenance	-	-	28,417

Loss before other income (expenses)	(1,369,145)	(881,707)	(18,751,265)
Other income (expenses)
Interest	(7,956)	(22,802)	(405,390)
Accretion of debt discount	-	(220,410)	(2,007,161)
Change in fair value of derivative liability	-	649,038	(630,774)
Debt conversion expense - Note 3	(504,160)	-	(504,160)
Loss on settlement of accounts payable	-	-	(444,000)
Loss on extinguishment of debt	-	-	(487,469)
Foreign exchange gain (loss)	(5,490)	8,270	(1,802)

Net loss for the period	$(1,886,751)	$(467,611)	$(23,232,021)

Basic and diluted loss per share	($0.08)	($0.02)

Weighted average number of shares outstanding	24,267,082	21,007,630

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2010 and 2009 and
for the period from January 23, 2004 (Date of Inception) to December 31, 2010
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2010	2009	2010
Cash Flows used in Operating Activities
Net loss for the period	$(1,886,751)	$(467,611)	$(23,232,021)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	491	190	2,031
Accretion of debt discount	-	220,410	2,007,161
Stock based compensation	187,750	131,719	3,454,927
Amortization of deferred financing costs	-	5,826	55,777
Change in fair value of derivative liability	-	(649,038)	630,774
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	-	390,510
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	504,160		504,160
Loss on settlement of accounts payable	-	-	444,000
Loss on extinguishment of debt	-	-	487,469
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to operations:
VAT receivable	37,820	-	-
Prepaid expenses	(38,636)	3	(61,905)
Accounts payable and accrued liabilities	111,205	(21,459)	2,473,408
Net cash used in operating activities	(1,083,961)	(779,960)	(11,376,897)

Cash Flows provided by Financing Activities
Issuance of common shares	1,183,075	300,000	7,412,146
Share subscriptions received	60,000	-	60,000
Proceeds from promissory notes	-	150,000	4,067,500
Repayment of promissory notes	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	1,243,075	450,000	11,806,311

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)
Net cash used in investing activities	-	-	(5,631)

Increase (decrease) in cash during the period	159,114	(329,960)	423,783
Cash, beginning of period	264,669	350,994	-
Cash, end of period	$423,783	$21,034	$423,783

Supplemental Cash Flow Information – Note 7

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2010
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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	be Issued	Stage		Total

Balance, September 30, 2007 – brought forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545	) $	(462,504)
Capital stock issued for cash on December 10, 2007- at $3.50	150,000	150	524,850	-	-		525,000
Capital stock issued for consulting services on December 18,2007 - at $3.86	50,000	50	192,950	-	-		193,000
Capital stock issued debt settlement of debt on December 18, 2007- at $4.50	10,000	10	44,990	-	-		45,000
Stock-based compensation for shares issued at a discount	-	-	65,000	-	-		65,000
Capital stock issued for severance on May 15, 2008 - at $5.24	65,000	65	340,535	-	-		340,600
Common stock to be issued for consulting services	-	-	-	252,599	-		252,599
Capital stock issued for consulting services on August 19, 2008 - at $5.07	25,000	25	126,725	(126,750)	-		-
Capital stock issued for cash on August 19,2008 - at $4.25	142,698	142	606,325	-	-		606,467
Stock based compensation	-	-	1,493,937	-	-		1,493,937
Net loss for the year	-	-	-	-	(5,351,269)		(5,351,269)
Balance, September 30, 2008 - carried forward	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814	) $	(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	be Issued	Stage	Total

Balance, September 30, 2008 - brought forward	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)
Stock based compensation	-	-	812,336	-	-	812,336
Capital stock issued for consulting services on November 20, 2008 – at $2.63	25,000	25	65,725	(65,750)	-	-
Capital stock issued for consulting services on February 20, 2009 – at $2.50	25,000	25	62,475	(62,500)	-	-
Capital stock issued for cash on March 6, 2009 – at $2.25	89,148	89	200,494	-	-	200,583
Capital stock issued for consulting services on March 20, 2009 – at $2.00	2,500	3	4,997	-	-	5,000
Capital stock issued for cash on March 20, 2009 – at $2.25	10,800	11	24,289	-	-	24,300
Capital stock issued for cash on June 11, 2009 – at $2.25	36,000	36	80,964	-	-	81,000
Capital stock issued for services on June 11, 2009 – at $2.25	29,227	29	65,731	-	-	65,760
Capital stock issued for cash on June 19, 2009 – at $2.25	495,556	496	1,114,504	-	-	1,115,000
Capital stock issued for finders’ fees on June 26, 2009 – at $2.51	22,222	22	55,755	-	-	55,777
Shares to be issued for consulting services	-	-	-	236,337	-	236,337
Capital stock issued for cash on August 19, 2009 – at $2.25	128,888	129	289,869	-	-	289,998
Less: Finders’ fees	-	-	(72,850)	-	-	(72,850)
Beneficial conversion features on convertible debt issuances	-	-	333,056	-	-	333,056
Extinguishment of debt	-	-	487,469	-	-	487,469
Cancellation of common shares	(75,000)	(75)	234,011	(233,936)	-	-
Share subscriptions received	-	-	-	300,000	-	300,000
Net loss for the year	-	-	-	-	(5,499,419)	(5,499,419)
Balance, September 30, 2009 - carried forward	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATEDSTATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	be Issued	Stage	Total

Balance, September 30, 2009 - brought forward	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)
Cumulative effect of accounting changes	-	-	(333,056)	-	(550,804)	(883,860)
Capital stock issued for cash on October 2, 2009 – at $2.25	266,666	267	599,733	(300,000)	-	300,000
Capital stock issued in settlement of promissory note on February 2, 2010 – at $2.02	49,505	49	99,951	-	-	100,000
Capital stock issued for cash on April 9, 2010 - at $2.60	92,499	93	240,405	-	-	240,498
Capital stock issued in settlement of debt on April 30, 2010 - at $2.85	9,825	9	27,991	-	-	28,000
Finders’ fees paid in cash	-	-	(24,050)	-	-	(24,050)
Capital stock issued for cash on June 29, 2010 - at $2.50	941,000	941	2,351,559	-	-	2,352,500
Finders’ fees paid in cash	-	-	(206,500)	-	-	(206,500)
Capital stock issued in settlement of debt on July 5, 2010 – at $2.50	400,000	400	999,600	-	-	1,000,000
Capital stock issued for cash on September 3, 2010 – at $2.75	163,000	163	448,087	-	-	448,250
Capital stock issued for finders’ fees on September 3, 2010 – at $2.75	9,000	9	(9)	-	-	-
Finders’ fees paid in cash	-	-	(15,125)	-	-	(15,125)
Shares issued on conversion of promissory note on September 30, 2010 – at $2.25 – Note 4	328,058	328	737,802	-	-	738,130
Shares issued on conversion of promissory note on September 30, 2010 – at $2.35 – Note 4	510,638	511	1,199,489	-	-	1,200,000
Reclassification of derivative liability on modification of note terms	-	-	3,144,520	-	-	3,144,520
Settlement of accounts payable	-	-	444,000	-	-	444,000
Stock-based compensation	-	-	770,055	-	-	770,055
Equity component of convertible interest bearing promissory note	-	-	44,220	-	-	44,220
Net loss for the year	-	-		-	(8,783,037)	(8,783,037)
Balance, September 30, 2010 - carried forward	23,516,952	$23,517	$18,912,335	$-	$(21,896,074)	$(2,960,222)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATEDSTATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to December 31, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
		Common Stock			Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	be Issued	Stage	Total

Balance, September 30, 2010 - brought forward	23,516,952	$23,517	$18,912,335	$-	$(21,896,074)	$(2,960,222)
Capital stock issued for cash on November 18, 2010 – at $2.75	393,846	394	1,082,681	-	-	1,083,075
Capital stock issued for finders’ fees on November 18, 2010 – at $2.75	3,636	4	(4)	-	-	-
Shares issued on conversion of promissory note on November 18, 2010 – at $2.25 – Note 3	44,444	44	99,956	-	-	100,000
Shares issued on conversion of promissory note on November 18, 2010 – at $2.25 – Note 3	808,631	809	1,818,609	-	-	1,819,418
Debt conversion expense - Note 3	-	-	504,160	-	-	504,160
Shares issued on conversion of promissory note on November 18, 2010 – at $2.75 – Note 3	145,063	145	398,777	-	-	398,922
Capital stock issued in settlement of debt on November 18, 2010 – at $2.75	181,818	182	499,818	-	-	500,000
Capital stock issued for cash on November 25, 2010 – at $3.35	29,851	30	99,970	-	-	100,000
Capital stock issued for finders’ fees on November 25, 2010 – at $3.35	2,985	3	(3)	-	-	-
Stock based compensation - Note 6(b)	-	-	187,750	-	-	187,750
Share subscriptions received	-	-	-	60,000	-	60,000
Net loss for the period	-	-	-	-	(1,886,751)	(1,886,751)
Balance, December 31, 2010	25,127,226	$25,128	$23,604,049	$60,000	$(23,782,825)	$(93,648)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations

The Company is in the development stage has not yet realized any revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the treatment of diseases of the central nervous system and cancer.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2010, the Company had an accumulated deficit of $23,782,825 (September 30, 2010 - $21,896,074) since its inception, has a working capital deficit of $97,249 (September 30, 2009 - $2,964,313) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the twelve-month period ended December 30, 2011 to be approximately $10,000,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated in the State of Nevada, United States of America on January 23, 2004 as Thrifty Printing Inc. On January 25, 2007, the Company changed its business from developing online photofinishing services to its current business and changed its name to Anavex Life Sciences Corp.

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended September 30, 2010. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on September 30, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Stated in US Dollars)
Unaudited – Page 2

Note 3	Promissory Notes Payable

	December 31,	September 30,

	2010	2010

Convertible non-interest bearing promissory notes payable	$-	$1,919,418

Interest bearing promissory notes payable	200,000	572,890

Less: fair value of derivative liabilities on date of issuance	-	(2,489,422)
Less: equity component of convertible note	-	(44,220)
Add: accumulated accretion	-	2,533,642
	200,000	2,492,308
Less: current portion	(200,000)	(2,492,308)

	$-	$-

Convertible non-interest bearing promissory notes

The convertible non-interest bearing promissory notes were due on demand and were convertible into units at $2.25 per unit with respect to $100,000 and at $2.50 per unit with respect to $1,819,418. Each unit was comprised of one common share and one common share purchase warrant exercisable at $3.00 per share for a period of two years from the conversion date.

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

During the three months ended December 31, 2010, a convertible non-interest bearing promissory note in the amount of $100,000 was converted to 44,444 units at $2.25, pursuant to the terms of the note. Each unit consisted of one share of the Company’s common stock and one share purchase warrant exercisable at $3.00 until November 18, 2012.

During the three months ended December 31, 2010, the remaining two convertible non-interest bearing promissory notes in the amount of $1,819,418 were converted to 808,631 units at $2.25. The original conversion price of the notes was $2.50. The company agreed to convert these notes at $2.25 as an inducement to the note holders to convert at that time. Each unit consisted of one share of the Company’s common stock and one share purchase warrant exercisable at $3.00 until November 18, 2012. As a result of the reduction in the conversion price, the Company issued 80,864 more units than it would have had it converted the notes at the original $2.50. The Company recorded the fair value of the additional units as a debt conversion expense of $504,160 using a fair value of $4.12 for the shares based on the their quoted market price and $2.09 for each warrant based on their fair value using the Black Scholes model with the following assumptions: Stock price - $4.12; Strike price - $3.00; expected life – 2 Years; expected volatility – 78.33%; risk-free discount rate – 0.52% .

Interest bearing promissory notes

During the year ended September 30, 2009, the Company issued a promissory note in the amount of $150,000 bearing interest at 8% and which matured on December 31, 2009. On January 1, 2010, the Company exchanged this note with a new note bearing interest at 8%, having a principal balance of $157,890 representing principal and accrued interest on the promissory note that had matured and having a maturity date of December 31, 2010. During the three months ended December 31, 2010, this promissory note, in the amount of $168,998, including accrued interest of $11,108 was converted to common stock through the issuance of 61,454 shares at their fair value of $2.75 per share which was the value of the units issued in a private offering on the same date.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Stated in US Dollars)
Unaudited – Page 3

Note 3	Promissory Notes Payable – (cont’d)

During the twelve months ended September 30, 2010, the Company issued additional 8% interest bearing notes totaling $415,000 which were to mature on December 5, 2010 as to $50,000, December 22, 2010 as to $100,000, February 17, 2011 as to $65,000 and May 4, 2011 as to $200,000. During the three months ended December 31, 2010, interest bearing promissory notes totaling $229,924, including accrued interest of $14,924 were converted to common stock through the issuance of 83,609 shares at their fair value of $2.75 per share which was the value of the units issued in a private offering on the same date.

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
December 31, 2010
(Stated in US Dollars)
Unaudited – Page 4

Note 4	Capital Stock – (cont’d)

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

On September 3, 2010, the Company issued 163,000 units at $2.75 per unit for proceeds of $448,250 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $3.75 per share until March 3, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Stated in US Dollars)
Unaudited – Page 5

Note 4	Capital Stock – (cont’d)

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

On September 30, 2010, the Company issued 82,310 units at $2.25 per unit pursuant to the terms of the convertible notes payable. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $3.50 per share until September 30, 2011.

On September 30, 2010, the Company issued 245,748 units at $2.25 per unit pursuant to the terms of the convertible notes payable. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until September 30, 2012.

On November 18, 2010, the Company issued 393,846 units at $2.75 per unit for proceeds of $1,083,075 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012.

On November 18, 2010, the Company issued 3,636 units at $2.75 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012.

On November 18, 2010, the Company issued 44,444 units at $2.25 per unit pursuant to the terms of a convertible note payable. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012.

On November 18, 2010, the Company issued 808,631 units at $2.25 per unit in the conversion of two notes payable originally convertible at $2.50. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued as a result of converting at the lower conversion price. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012.

On November 18, 2010, the Company issued 145,063 shares of common stock at their fair value of $2.75 per share based on the value of units issued in a private placement on the same date pursuant to non-convertible interest bearing notes payable outstanding in the amount of $398,923, including accrued interest of $26,032.

On November 18, 2010, the Company issued 181,818 shares of common stock at their fair value of $2.75 per share based on the value of units issued in a private placement on the same date to one creditor in settlement of $500,000 of debt owing.

On November 25, 2010, the Company issued 29,851 units at $3.35 per unit for proceeds of $100,000 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until November 25, 2012.

On November 25, 2010, the Company issued 2,985 units at $3.35 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until November 25, 2012.

Note 5	Related Party Transactions

The following amounts were contributed to the Company by the directors and officers of the Company:

			January 23, 2004
	Three Months	Three Months	(Date of Inception)
	ended December	ended December	to December 31,
	31, 2010	31, 2009	2009

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666
	$-	$-	$52,041

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Stated in US Dollars)
Unaudited – Page 6

Note 5	Related Party Transactions – (cont’d)

During the three months ended December 31, 2010 and 2009 the Company was charged consulting fees totalling $248,541 (2009: $170,657) by directors, officers and a significant shareholder of the Company.

As at December 31, 2010, included in accounts payable and accrued liabilities is $61,624 (September 30, 2010: $9,521) owing to directors and officers of the Company.

Note 6	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Balance, September 30, 2009	983,448	$2.93
Expired	(325,948)	$4.46
Issued	1,389,651	$3.16
Balance, September 30, 2010	2,047,151	$2.84
Expired	-	-
Issued	1,068,235	$3.30

Balance, December 31, 2010	3,115,386	$3.02

At December 31, 2010 the Company has 3,115,386 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
557,501	$2.25	June 19, 2011
99,999	$2.25	August 4, 2011
46,249	$3.50	April 9, 2011
41,155	$3.50	September 30, 2011
299,999	$2.25	October 2, 2011
470,500	$3.50	December 29, 2011
200,000	$3.50	January 5, 2012
86,000	$3.75	March 3, 2012
198,741	$4.50	May 18, 2012
245,748	$3.00	September 30, 2012
853,075	$3.00	November 18, 2012
16,419	$4.50	November 25, 2012

3,115,386

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Stated in US Dollars)
Unaudited – Page 7

Note 6	Commitments – (cont’d)

b)	Stock-based Compensation Plan

A summary of the status of the company’s outstanding stock purchase options for the three months ended December 31, 2010 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at September 30, 2009	3,195,000	$3.37
Cancelled	(820,000)	$2.50
Granted	400,000	$3.48

Outstanding at September 30, 2010 and December 31, 2010
	2,775,000	$3.29

Exercisable at December 31, 2010	1,738,332	$3.52

Exercisable at September 30, 2010	1,613,333	$3.52

At December 31, 2010, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
				Intrinsic	contractual
Total	Number	Exercise	Expiry Date	Value	life (yrs)
	Vested	Price

400,000 (1)	400,000	$ 5.25	May 20, 2011	$ -	0.38
50,000 (2)	50,000	$ 3.75	November 1, 2012	14,500	1.84
100,000 (3)	-	$ 3.86	December 1, 2012	18,000	1.92
150,000 (4)	150,000	$ 3.10	December 3, 2012	141,000	1.93
450,000 (5)	450,000	$ 3.10	June 3, 2013	423,000	2.42
50,000 (6)	50,000	$ 2.75	January 14, 2014	64,500	3.04
5,000 (7)	5,000	$ 2.50	March 2, 2014	7,700	3.17
400,000 (8)	400,000	$ 2.50	May 12, 2012	616,000	1.36
500,000 (9)	-	$ 2.50	June 11, 2014	770,000	2.80
200,000 (10)	200,000	$ 3.50	June 29, 2015	108,000	4.50
200,000 (11)	33,332	$ 3.45	September 1, 2015	118,000	4.67
270,000 (12)	-	$ 3.00	February 8, 2017	280,800	6.11

2,775,000	1,738,332			$ 2,561,500

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2010.

(1)

As at December 31, 2010 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three month period ended December 31, 2010 (three months ended December 31, 2009: $nil).

(2)

As at December 31, 2010 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three month period ended December 31, 2010 (three months ended December 31, 2009: $nil).

(3)

As at December 31, 2010 and September 30, 2010, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Stated in US Dollars)
Unaudited – Page 8

Note 6	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(4)

As at December 31, 2010 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three month period ended December 31, 2010 (three months ended December 31, 2009: $nil).

(5)

As at December 31, 2010 and September 30, 2010, these options had fully vested. As a result of re-pricing these options, the Company recognized stock-based compensation of $196,425 for the year ended September 30, 2010. The Company did not recognize any stock-based compensation during the three month period ended December 31, 2010 (three months ended December 31, 2009: $nil).

(6)

As at December 31, 2010 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three month period ended December 31, 2010 (three months ended December 31, 2009: $2,950).

(7)

As at December 31, 2010 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three month period ended December 31, 2010 (three months ended December 31, 2009: $nil).

(8)

As at December 31, 2010 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three month period ended December 31, 2010 (three months ended December 31, 2009: $56,269).

(9)

As at September 30, 2010 and 2009 none of these options have vested. The options vest as to 100,000 per compound entered into a phase 2 trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(10)

These options were granted during the year ended September 30, 2010 and, as at September 30, 2010, 100,000 of these options have vested. As at December 31, 2010, these options had fully vested. The fair value of these options on the grant date was calculated to be $500,000 of which the Company recognized stock-based compensation in the amount of $375,000 for the year ended September 30, 2010. The remaining fair value of $125,000 was recognized as stock-based compensation during the three month period ended December 31, 2010 (three months ended December 31, 2009: $nil).

(11)

These options were granted during the year ended September 30, 2010 and as at September 30, 2010, 8,333 of these options have vested and the remaining options vest 8,333 monthly until August 2012 and 8,341 vest in September 2012. The fair value of these options on the grant date was calculated to be $502,000 of which the Company recognized stock-based compensation in the amount of $20,917 for the year ended September 30, 2010. The Company recognized stock-based compensation in the amount of $62,750 during the three month period ended December 31, 2010 (three months ended December 31, 2009: $nil).

(12)

As at September 30, 2010 and 2009, these options have not vested. The options vest upon one or more compounds: entering Phase 2 Trial – 90,000 options; entering Phase 3 Trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

(13)

The Company cancelled 700,000 share purchase options on which it had recorded stock-based compensation of $72,500 during the year ended September 30, 2010. The Company did not recognize any stock-based compensation for these options during the three month period ended December 31, 2010 (three months ended December 31, 2009: $72,500).

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Stated in US Dollars)
Unaudited – Page 9

Note 6	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted or re-priced during the periods:

	December 31,	September 30,
	2010	2010

Risk-free interest rate	-	1.41%
Expected life of options	-	5.00 years
Annualized volatility	-	96.45%
Dividend rate	-	0%

The volatility in the past was determined based on an index of volatility from comparable companies. Going forward, the Company expects to calculate volatility based on historical fluctuations in its own stock. The expected term of the options granted to employees is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin No. 110 given that the Company has no historical experience with the exercise of options for which to base an estimate of the expected term of options granted. The Company anticipates it will discontinue the use of the simplified method of SAB 110 once sufficient historical option exercise behavior becomes apparent. The expected term of options granted to non-employees was determined to be the option term.

At December 31, 2010, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-date
	Shares	Price	Fair value

Unvested options at September 30, 2010	1,161,667	$2.98	$1.80
Vested	(124,999)	$3.49	$2.50

Unvested options at December 31, 2010	1,036,668	$2.91	$1.74

As at December 31, 2010, there was a total of $418,333 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones. This unrecognized compensation cost is expected to be recognized in the years ended September 30, 2011 and 2012. There has been no stock-based compensation recognized in the financial statements for the period ended December 31, 2010 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

c)	Share Subscriptions

As at December 31, 2010 the Company had received $60,000 in respect of a private placement for 16,000 units at $3.75 per unit. Each unit will consist of one common share and one half common share purchase warrant entitling the holder thereof to purchase an additional common share for each whole warrant held at a price of $5.25 for a period of 18 months from closing date - Note 8(b).

Note 7	Supplemental Cash flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the period ended December 31, 2010:

a)

The Company issued 3,636 units at $2.75 per unit for finder’s fees related to the private placement of the same date. Each unit consists of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Stated in US Dollars)
Unaudited – Page 10

Note 7	Supplemental Cash flow Information – (cont’d)

b)

The Company issued 44,444 units at $2.25 per unit pursuant to the terms of a convertible note payable. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012.

c)

c) The Company issued 808,631 units at $2.25 per unit in the conversion of two notes payable originally convertible at $2.50. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued as a result of converting at the lower conversion price. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012.

d)

The Company issued 145,063 shares of common stock at their fair value of $2.75 per share based on the value of units issued in a private placement on the same date pursuant to non-convertible interest bearing notes payable outstanding in the amount of $398,923, including accrued interest of $26,032.

e)

The Company issued 181,818 shares of common stock at their fair value of $2.75 per share based on the based on the value of units issued in a private placement on the same date to one creditor in settlement of $500,000 of debt owing.

f)

The Company issued 2,985 units at $3.35 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until November 25, 2012.

Note 8	Subsequent Events

Subsequent to December 31, 2010, the Company:

a)

Terminated a consultant services agreement with Genesis BioPharma Group, LLC, a corporation that was providing the Company with clinical development services. Consideration for terminating the agreement is a payment of $45,000.

b)

Issued 61,014 units of the Company’s securities at a purchase price of $3.75 per unit for gross proceeds of $228,800. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of the Company’s common stock at a purchase price of $5.25 per share for a period of 18 months. A finders’ fee of 10% of the proceeds was paid.

c)	Entered into a consulting agreement with its President, Chief Operating Officer, Secretary and Director for another two year period at the annual compensation of $150,000 paid on a monthly basis.

d)	Entered into a consulting agreement with its Vice President, Clinical Development and Medical Affairs for a period of two years at the annual compensation amount of $130,000 paid monthly.

e)

Issued 400,000 common purchase share options exercisable at $4.28 per share for a period of five years to vest upon the achievement of certain development milestones to its Vice President, Clinical Development and Medical Affairs. The Vice President, Clinical Development and Medical Affairs is also eligible for up to 100,000 additional bonus stock options upon the achievement of certain development milestones.

f)	Extended the expiry date of stock options issued to its Executive Chairman for two years giving them a total life of five years.

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

Expenses

Our expenses for the three months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended
	December 31,
	2010	2009
Accounting and audit fees	$48,948	$21,859
Amortization	491	190
Bank charges and interest	2,043	1,715
Consulting fees	652,201	473,184
Investor Relations	54,535	54,511
Legal fees	19,747	27,908
Office and miscellaneous	6,469	3,691
Insurance	4,815	-
Registration and filing fees	9,062	6,133
Rent and administration	41,819	-
Research and development	497,290	211,479
Travel	31,725	81,037
Total expenses	$1,369,145	$881,707

Three Months Ended December 31, 2010 and 2009

Expenses for the three months ended December 31, 2010 increased by $487,438 over the same period in 2009. Accounting and audit fees increased by $27,089 from $21,859 for the three months ended December 31, 2009 to $48,948 for the same period in 2009, primarily due to the acceleration of audit work for the year ended September 30, 2010 over the prior year. Consulting fees increased by $179,017 from $473,184 for the three months ended December 31, 2009 to $652,201 for the same period in 2010, primarily as a result of increased management infrastructure and an increase in stock based compensation from additional option issuances resulting therefrom. Rent and administration increased by $41,819 from $nil for the three months ended December 31, 2009 to $41,819 for the same period in 2010, primarily as a result of establishing office and infrastructure in North America. Research and development expenses increased by $285,811 from $211,479 for the three months ended December 31, 2009 to $497,290 for the same period in 2010 primarily as a result of commencement of clinical trial activities associated with Anavex 2-73. Travel expense decreased by $49,312 from $81,037 for the three months ended December 31, 2009 to $31,725 for the same period in 2010 due to the establishment of office infrastructure in North America and a resulting decrease in international travel.

Other Income and loss

Other income and (loss) for the three months ended December 31, 2010, was $(517,606) as compared to income of $414,096 for the comparable three months ended December 31, 2009. The increase in loss of ($931,702) is primarily attributable to a) the gain from the change in fair value of the derivative liability of $649,038 recognized in the three month period ended December 31, 2009 with no corresponding gain recognized in the same period in 2010, b) the debt conversion expense of ($504,160) recognized in the three month period ended December 31, 2010 with no corresponding expense recognized in the same period in 2010, and c) offset by the accretion of debt discount expense of ($220,410) recognized in the three month period ended December 31, 2009 with no corresponding expense recognized in the same period in 2010.

Change in fair value of derivative liability

We recognized a gain on derivative financial instruments of $ Nil for the three months ended December 31, 2010, as compared to a gain of $ 649,038 for the prior year’s comparable period. The non-cash gain in the prior year arose from adjusting the embedded conversion feature of our convertible promissory notes payable to fair value at each reporting period in accordance with current accounting standards. The embedded conversion features of the convertible promissory notes were treated as derivative liabilities because the conversion price can be adjusted in certain circumstances. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. The promissory notes were amended as of September 30, 2010 and as a result, the derivative liabilities were reversed to additional paid-in capital during the same period.

Liquidity and Capital Resources

Working Capital

	December 31, 2010	September 30, 2010
Current Assets	485,688	325,758
Current Liabilities	582,937	3,290,071
Working Capital (Deficit)	$(97,249)	$(2,964,313)

As at December 31, 2010, we had $423,783 in cash, an increase of $159,114 from September 30, 2010. The principal component of this increase in cash resulted from private placements of equity during the three month period ended December 31, 2010 as described below for total proceeds of $1,183,075. As at December 31, 2010, we had a working capital deficit of $97,249, a decrease in deficit of $2,867,064 from September 30, 2010. The principal component of this decrease in working capital deficit was the reduction in our current liabilities due to a) the reduction of accounts payable and accrued liabilities of $414,826 and b) the conversion of promissory notes of $2,292,308.

On November 18, 2010 we issued an aggregate of 393,846 units of our securities at a purchase price of $2.75 per unit for total proceeds of $1,083,075. Each unit consists of one share of common stock in the capital of our company and one-half of one common share purchase warrant. One full warrant entitles the holder to purchase one additional share of common stock at a price of $4.50 per warrant share for a period of two years.

On November 25, 2010 we issued an aggregate of 29,851 units of our securities at a purchase price of $2.75 per unit for total proceeds of $100,000. Each unit consists of one share of common stock in the capital of our company and one-half of one common share purchase warrant. One full warrant entitles the holder to purchase one additional share of common stock at a price of $4.50 per warrant share for a period of two years.

We anticipate that we will require up to $10 million for the 12 months ending December 31, 2011 to implement our plan of operation of researching and developing our patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to enter ANAVEX 2-73, ANAVEX 1-41 and ANAVEX 7-1037 into clinical trials. If we are not able to secure additional financing, we will not be able to implement and fund these trials.

Cash Flows

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
Cash flows used in operating activities	$(1,083,961)	(779,960)
Cash flows from financing activities	$1,243,075	450,000
Cash flows from investing activities	$-	-
Increase (decrease) in cash	$159,114	(329,960)

Cash flow used in operating activities

Our cash used in operating activities for the three months ended December 31, 2010 compared to our cash used in operating activities for the three months ended December 31, 2009 increased by 39% largely due to our increased research and development expenses related to clinical trials activities and the increase in management infrastructure resulting in increased consulting fees and stock based compensation expense.

Cash flow provided by financing activities

Our cash provided by financing activities for the three months ended December 31, 2010 compared to our cash provided by financing activities for the three months ended December 31, 2009 increased by 176% largely due to private placement activity during the quarter.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the three months ended December 31, 2010 or 2009.

Going Concern

At December 31, 2010, we had an accumulated deficit of $23,782,825 since our inception and incurred a net loss of $1,886,751 for the three month period ended December 31, 2010. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended September 30, 2010.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing the impact of ASU 2010-6 and does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Based on that evaluation, our management, with the participation of our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We disclosed certain material weaknesses in our annual report on Form 10-K filed on December 27, 2010. We have developed a plan of action to correct those material weaknesses and have taken steps to implement that plan.

Specifically, we noted in our annual report that we had insufficient segregation of duties in our finance and accounting functions due to limited personnel, that there has been a lack of sufficient supervision and review by our management, that there has been insufficient corporate governance policies and that our company’s accounting staff has not had sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

We have corrected these weaknesses through the hiring of a Chief Financial Officer who is a certified public accountant with over thirty years of public and private accounting experience. We have segregated duties in a manner that ensures that there is complete and proper review and approval of all transactions through an appropriate management hierarchy. We have also implemented appropriate corporate governance policies to ensure that decisions made by our board and management are properly documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

We believe that these changes have corrected the material weaknesses that existed in prior reporting periods and we will continue to monitor our systems and procedures to ensure that no material weaknesses are present.

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $23,232,021 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our independent auditors have noted in their report concerning our annual financial statements for the fiscal year ended September 30, 2010 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding the value of the primary residence of such individuals) or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.16	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.18	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.20	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.21	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.22	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.23	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.24	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.25	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.26	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.27	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.28	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)

Exhibit Number	Description
10.29	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.30	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.32	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.33	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.34	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.35	Form of Subscription Agreement for US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.36	Form of Subscription Agreement for non-US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.37	Form of Warrant Certificate for US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.38	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.39	Shares for Services Agreement dated July 5, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.40	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
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

10.43	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.44	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.45	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.46	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.47	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.48	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.49	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.50	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.53	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)

Exhibit Number	Description
10.54	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.55	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.56	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.57	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.58	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.59	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.61	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.62	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.63	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.64	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Dr. Cameron Durrant
31.2*	Section 302 Certification of David Tousley
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Dr. Cameron Durrant
32.2*	Section 906 Certification of David Tousley
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:
/s/ Cameron Durrant
Dr. Cameron Durrant
Executive Chairman and Director
(Principal Executive Officer)
Date: February 14, 2011

/s/ David Tousley
David Tousley
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: February 14, 2011