Form 10-K/A
period 2010-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2011-03-17
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this amendment to amend our annual report on Form 10-K for the fiscal year ended September 30, 2010, which was originally filed with the Securities and Exchange Commission on December 27, 2010. We are filing this amendment to remove the word “unaudited” from the Statement of Changes in Capital Deficit and the Consolidated Statement of Shareholders’ Deficit.

All other information included in our annual report on Form 10-K for the fiscal year ended September 30, 2010 has not been amended. Except for the matter described above, this amendment does not modify or update disclosures in the originally filed annual report on Form 10-K, or reflect events occurring after December 27, 2010, which is the date of the filing of the originally filed annual report on Form 10-K.

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
Date: March 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Dr. Cameron Durrant
Dr. Cameron Durrant
Executive Chairman and Director
(Principal Executive Officer)
Date: March 17, 2011

By

/s/ David Tousley
David Tousley
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 17, 2011

By:

/s/ Harvey Lalach
Harvey Lalach
President, Chief Operating Officer, Secretary and Director
Date: March 17, 2011