Form 10-Q
period 2011-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2011-05-16
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,221,574 shares of common stock outstanding as of May 16, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Stated in US Dollars)

 (Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and September 30, 2010
(Stated in US Dollars)
(Unaudited)

ASSETS	March 31,	September 30,
	2011	2010

Current
Cash	$3,641	$264,669
VAT recoverable	8,658	37,820
Prepaid expenses	49,342	23,269

	61,641	325,758

Equipment	3,193	4,091

	$64,834	$329,849

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$1,093,589	$797,763
Promissory notes payable – Note 3	200,000	2,492,308

	1,293,589	3,290,071

CAPITAL DEFICIT

Capital stock – Note 4
Authorized: 150,000,000 common shares, par value $0.001 per share
Issued and outstanding: 25,188,240 common shares (September 30, 2010: 23,516,952)	25,188	23,517
Additional paid-in capital	24,949,096	18,912,335
Deficit accumulated during the development stage	(26,203,039)	(21,896,074)

	(1,228,755)	(2,960,222)

	$64,834	$329,849

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Note 6

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2011 and 2010 and for the period from January 23, 2004 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(Unaudited)

					January 23,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Expenses
Accounting and audit fees	$38,380	$66,936	$87,328	$88,795	$451,456
Amortization and depreciation	407	190	898	380	2,438
Bank charges and interest	1,748	1,275	3,791	2,990	31,434
Consulting fees – Note 5	1,017,702	568,816	1,669,903	1,022,890	9,500,793
Insurance	16,107	-	20,922	-	20,922
Investor relations	25,000	27,482	79,535	81,993	669,299
Legal fees	37,600	17,775	57,347	45,683	443,836
Management fees	-	-	-	-	14,625
Office and miscellaneous	13,151	4,287	19,620	7,978	128,089
Registration and filing fees	36,363	3,320	45,425	9,453	114,151
Rent and administration	10,999	-	52,818	-	214,378
Research and development	730,242	815,609	1,227,532	1,027,088	8,535,342
Travel	20,026	13,116	51,751	94,153	543,810
Website design and maintenance	-	-	-	-	28,417

Loss before other income (expenses)	(1,947,725)	(1,518,806)	(3,316,870)	(2,381,403)	(20,698,990)
Other income (expenses)
Interest	(3,945)	(33,157)	(11,901)	(55,959)	(409,335)
Accretion of debt discount	-	(99,397)	-	(319,807)	(2,007,161)
Change in fair value of derivative liability	-	(88,824)	-	560,214	(630,774)
Debt conversion expense – Note 3	-	-	(504,160)	-	(504,160)
Loss on settlement of accounts payable	-	-	(249,090)	-	(693,090)
Loss on extinguishment of debt – Note 3	-	-	(198,738)	-	(686,207)
Foreign exchange gain (loss)	(20,716)	26,042	(26,206)	34,312	(22,518)

Net loss for the period	$(1,972,386)	$(1,714,142)	$(4,306,965)	$(2,162,643)	$(25,652,235)

Basic and diluted loss per share	$(0.07)	$(0.08)	$(0.16)	$(0.10)

Weighted average number of shares outstanding	25,166,546	21,044,780	24,711,872	21,026,001

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2011 and 2010 and
for the period from January 23, 2004 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(Unaudited)

			January 23,
			2004 (Date of
	Six months ended		Inception) to
	March 31,		March 31,
	2011	2010	2011

Cash Flows used in Operating Activities
Net loss for the period	$(4,306,965)	$(2,162,643)	$(25,652,235)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	898	380	2,438
Accretion of debt discount	-	319,807	2,007,161
Stock-based compensation	856,229	397,023	4,123,406
Amortization of deferred financing charge	-	12,669	55,777
Change in fair value of derivative liability	-	(560,214)	630,774
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	-	390,510
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	504,160	-	504,160
Loss on settlement of accounts payable	249,090	-	693,090
Loss on extinguishment of debt	198,738	-	686,207
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to operations:		-
VAT receivable	29,162	-	(8,658)
Prepaid expenses	(26,073)	13	(49,342)
Accounts payable and accrued liabilities	821,858	162,011	3,184,061

Net cash used in operating activities	(1,672,903)	(1,830,954)	(11,965,839)

Cash Flows provided by Financing Activities
Issuance of common shares	1,411,875	300,000	7,640,946
Share Subscriptions received	-	149,740	-
Proceeds from promissory notes	-	1,175,000	4,067,500
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000

Net cash provided by financing activities	1,411,875	1,624,470	11,975,111

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)

Net cash used in investing activities	-	-	(5,631)

Increase (decrease) in cash during the period	(261,028)	(206,484)	3,641

Cash, beginning of period	264,669	350,994	-

Cash, end of period	$3,641	$144,510	$3,641

Supplemental Cash Flow Information – Note 7

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Capital stock issued for cash on January 23, 2004 – at $0.0033	12,000,000	$12,000	$28,000	$-	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	-	(14,395)	25,605
Capital stock issued for cash on December 31, 2004 – at $0.0033	7,200,000	7,200	16,800	-	-	24,000
Management fees contributed	-	-	13,000	-	-	13,000
Rent contributed	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	-	(106,020)	(26,020)
Management fees contributed	-	-	1,625	-	-	1,625
Rent contributed	-	-	750	-	-	750
Debt forgiven by directors	-	-	33,666	-	-	33,666
Net loss for the year	-	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	-	(131,552)	(15,511)
Capital stock issued for research and development services on September 24, 2007 – at $3.60	222,222	222	799,778	-	-	800,000
Capital stock issued for settlement of loan payable on September 25, 2007 – at $3.60	92,500	93	332,907	-	-	333,000
Net loss for the year	-	-	-	-	(1,579,993)	(1,579,993)

Balance, September 30, 2007 – carried forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
		Common Stock			Accumulated
			Additional	Common	During the
			Paid-in	Shares to be	Development
	Shares	Par Value	Capital	Issued	Stage	Total

Balance, September 30, 2007 – brought forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)
Capital stock issued for cash on December 10, 2007 - at $3.50	150,000	150	524,850	-	-	525,000
Capital stock issued for consulting services on December 18, 2007 – at $3.86	50,000	50	192,950	-	-	193,000
Capital stock issued in settlement of debt on December 18, 2007 - at $4.50	10,000	10	44,990	-	-	45,000
Stock-based compensation for shares issued at a discount	-	-	65,000	-	-	65,000
Capital stock issued for severance on May 15, 2008 - at $5.24	65,000	65	340,535	-	-	340,600
Common shares to be issued for consulting services	-		-	252,599	-	252,599
Capital stock issued for consulting services on August 19, 2008 - at $5.07	25,000	25	126,725	(126,750)	-	-
Capital stock issued for cash on August 19, 2008 - at $4.25	142,698	142	606,325	-	-	606,467
Stock based compensation	-	-	1,493,937	-	-	1,493,937
Net loss for the year	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to March 31, 2011
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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
for the period January 23, 2004 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	Be Issued	Stage	Total

Balance, September 30, 2009 – brought forward	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)
Cumulative effect of accounting changes – Note 4	-	-	(333,056)	-	(550,804)	(883,860)
Capital stock issued for cash on October 2, 2009 – at $2.25	266,666	267	599,733	(300,000)	-	300,000
Capital stock issued in settlement of promissory note on February 2, 2010 – at $2.02	49,505	49	99,951	-	-	100,000
Capital stock issued for cash on April 9, 2010 - at $2.60	92,499	93	240,405	-	-	240,498
Capital stock issued in settlement of debt on April 30, 2010 - at $2.85	9,825	9	27,991	-	-	28,000
Finders’ fees paid in cash	-	-	(24,050)	-	-	(24,050)

Capital stock issued for cash on June 29, 2010 - at $2.50	941,000	941	2,351,559	-	-	2,352,500
Finders’ fees paid in cash	-	-	(206,500)	-	-	(206,500)
Capital stock issued in settlement of debt on July 5, 2010 – at $2.50	400,000	400	999,600	-	-	1,000,000
Capital stock issued for cash on September 3, 2010 – at $2.75	163,000	163	448,087	-	-	448,250
Capital stock issued for finders’ fees on September 3, 2010 – at $2.75	9,000	9	(9)	-	-	-
Finders’ fees paid in cash	-	-	(15,125)	-	-	(15,125)
Shares issued on conversion of promissory note on September 30, 2010 – at $2.25	328,058	328	737,802	-	-	738,130
Shares issued on conversion of promissory note on September 30, 2010 – at $2.35	510,638	511	1,199,489	-	-	1,200,000
Reclassification of derivative liability on modification of note terms	-	-	3,144,520	-	-	3,144,520
Settlement of accounts payable – Note 7	-	-	444,000			444,000
Stock-based compensation – Note 10	-	-	770,055	-	-	770,055
Equity component of convertible promissory note – Note 6	-	-	44,220	-	-	44,220
Net loss for the year					(8,783,037)	(8,783,037)

Balance, September 30, 2010	23,516,952	$23,517	$18,912,335	$-	$(21,896,074)	$(2,960,222)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
for the period January 23, 2004 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
			Paid-in	Shares to	Development
	Shares	Par Value	Capital	Be Issued	Stage	Total

Balance, September 30, 2010 – brought forward	23,516,952	$23,517	$18,912,335	$-	$(21,896,074)	$(2,960,222)
Capital stock issued for cash on November 18, 2010 – at $2.75	393,846	393	1,082,682	-	-	1,083,075
Capital stock issued for finders’ fees on November 18, 2010 – at $2.75	3,636	4	(4)	-	-	-
Shares issued on the conversion of promissory note on November 18, 2010 – at $2.25 – Note 3	853,075	853	1,918,565	-	-	1,919,418
Debt conversion expense	-	-	504,160	-	-	504,160
Shares issued on the conversion of a promissory note on November 18, 2010 – at $4.12 – Note 3	145,063	145	597,515	-	-	597,660
Capital stock issued in settlement of debt on November 18, 2010 – at $4.12	181,818	182	748,908	-	-	749,090
Capital stock issued for cash on November 25, 2010 – at $3.35	29,851	30	99,970	-	-	100,000
Capital stock issued for finders’ fees on November 25, 2010 – at $3.35	2,985	3	(3)	-	-	-
Capital stock issued for cash on February 1, 2011 – at $3.75	61,014	61	228,739	-	-	228,800
Stock based compensation	-	-	856,229	-	-	856,229
Net loss for the period	-	-	-	-	(4,306,965)	(4,306,965)

Balance, March 31, 2011	25,188,240	$25,188	$24,949,096	$-	$(26,203,039)	$(1,228,755)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the treatment of diseases of the central nervous system and cancer.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2011, the Company had an accumulated deficit of $26,203,039 (September 30, 2010 - $21,896,074) since its inception, has a working capital deficit of $1,231,948 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the next twelve months to be approximately $10,000,000. While the Company is expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Stated in US Dollars)
Unaudited– Page 2

Note 2	Recent Accounting Pronouncements – (cont’d)

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act and the Patient Protection and Affordable Care Act (the “Acts”). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to viewing the two Acts together for accounting purposes. The Company evaluated the provisions of this guidance and the adoption of this guidance did not have a material impact on its financial statements.

Note 3	Promissory Notes Payable

	March 31,	September 30,
	2011	2010

Convertible non-interest bearing promissory notes payable	$-	$1,919,418
Interest bearing promissory notes payable	200,000	572,890
Less: fair value of derivative liabilities on date of issuance	-	(2,489,422)
Less: equity component of convertible note	-	(44,220)
Add: accumulated accretion	-	2,533,642
	200,000	2,492,308
Less: current portion	(200,000)	(2,492,308)

	$-	$-

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

The embedded conversion features included in these promissory notes were recorded as separate derivative liability along with a corresponding debt discount and were determined to have a cumulative fair value of $1,698,631 at their respective issuance dates. During the year ended September 30, 2010, the Company recorded an accretion expense of $1,202,816 in respect of the debt discount on these notes.

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

During the six months ended March 31, 2011, a convertible non-interest bearing promissory note in the amount of $100,000 was converted to 44,444 units. Each unit consisted of one share of the Company’s common stock and one share purchase warrant exercisable at $3.00 until November 18, 2012. As well, during the six months ended March 31, 2011, the remaining two convertible non-interest bearing promissory notes in the amount of $1,819,418 were converted to 808,631 units. Each unit consisted of one share of the Company’s common stock and one share purchase warrant exercisable at $3.00 until November 18, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Stated in US Dollars)
Unaudited– Page 3

Note 3	Promissory Notes Payable – (cont’d)

The company agreed to convert these notes at $2.25 as an inducement to the note holders to convert at that time. As a result of the reduction in the conversion price, the Company issued 80,864 more units than it would have had it converted the notes at the original conversion price. The Company recorded the fair value of the additional units as a debt conversion expense of $504,160 using a fair value of $4.12 for the shares based on their quoted market price on the date of the conversion and $2.09 for each warrant based on their fair value using the Black-Scholes model with the following assumptions: stock price - $4.12; strike price - $3.00; expected life – 2 years; expected volatility – 78.33%; risk-free discount rate – 0.52% .

Interest bearing promissory notes

During the year ended September 30, 2010, the Company issued a promissory note having a principal balance of $200,000 with terms that included interest at 8% per annum and maturing on May 4, 2011. Subsequent to March 31, 2011, this note, including accrued interest of $16,000 thereon, was exchanged for a new 8% interest bearing promissory note having a principal balance of $216,000 maturing one year from the date of its issuance.

During the six months ended March 31, 2011, the Company exchanged interest bearing promissory notes totaling $398,922 including accrued interest thereon of $26,032 for 145,063 common shares. Each common share had a fair value of $4.12 based on its quoted market price on the day of conversion for a total fair value of $597,660. Therefore, as a result of this conversion, the Company recorded a loss on debt extinguishment of $198,738.

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
March 31, 2011
(Stated in US Dollars)
Unaudited– Page 4

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
March 31, 2011
(Stated in US Dollars)
Unaudited– Page 5

Note 4	Capital Stock – (cont’d)

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

On November 18, 2010, the Company issued 853,075 units in respect of the conversion of two notes payable originally convertible at $2.50. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued as a result of converting at the lower conversion price. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $3.00, stock price - $4.12, expected volatility – 78.33%, expected life – 2.0 years, dividend yield – 0.00% .

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Stated in US Dollars)
Unaudited– Page 6

Note 4	Capital Stock – (cont’d)

On November 18, 2010, the Company issued 145,063 shares of common stock at their fair value of $4.12 per share based on their quoted market price pursuant to settling non-convertible interest bearing notes payable outstanding in the amount of $398,923, including accrued interest of $26,032. The Company recorded a loss on settlement of debt of $198,738 based on the difference between the carrying value of the debt settled and the fair value of the shares issued. On November 18, 2010, the Company issued 181,818 shares of common stock at their fair value of $4.12 per share based on the quoted value of units issued in a private placement on the same date to one creditor in settlement of $500,000 of debt owing. The Company recorded a loss on settlement of accounts payable of $249,090 based on the difference of the carrying value of the account payable and the fair value of the shares issued.

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

On February 1, 2011, the Company issued 61,014 units at $3.75 per unit for proceeds of $228,800 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $5.25 per share until August 1, 2012.

Note 5	Related Party Transactions

The following amounts were contributed to the Company by the directors and officers of the Company:

			January 23, 2004
	Six Months ended	Six Months ended	(Date of Inception)
	March 31, 2011	March 31, 2010	to March 31, 2011

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666
	$-	$-	$52,041

During the three months and six months ended March 31, 2011 and 2010 the Company was charged consulting fees by directors, officers and a significant shareholder of the Company as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Consulting fees	$232,897	$188,344	$481,438	$359,001

As at March 31, 2011, included in accounts payable and accrued liabilities is $146,142 (September 30, 2010: $9,521) owing to directors and officers of the Company.

Note 6	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of	Exercise
	Shares	Price

Balance, September 30, 2009	983,448	$2.93
Expired	(325,948)	$4.46
Issued	1,389,651	$3.16
Balance, September 30, 2010	2,047,151	$2.84
Expired	-	-
Issued	1,098,743	$3.36

Balance, March 31, 2011	3,145,894	$3.02

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Stated in US Dollars)
Unaudited– Page 7

Note 6	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

At March 31, 2011 the Company has 3,145,894 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
46,249	$3.50	April 9, 2011
557,501	$2.25	June 19, 2011
99,999	$2.25	August 4, 2011
41,155	$3.50	September 30, 2011
299,999	$2.25	October 2, 2011
470,500	$3.50	December 29, 2011
200,000	$3.50	January 5, 2012
86,000	$3.75	March 3, 2012
198,741	$4.50	May 18, 2012
30,508	$5.25	August 1, 2012
245,748	$3.00	September 30, 2012
853,075	$3.00	November 18, 2012
16,419	$4.50	November 25, 2012
3,145,894

Subsequent to March 31, 2011, the warrants exercisable at $3.50 per share until April 9, 2011 expired unexercised.

A summary of the status of the company’s outstanding stock purchase options for the six months ended March 31, 2011 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at September 30, 2009	3,195,000	$3.37
Cancelled	(820,000)	$2.50
Granted	400,000	$3.48
Outstanding at September 30, 2010	2,775,000	$3.29
Granted	650,000	$4.06

Outstanding at March 31, 2011	3,425,000	$3.44
Exercisable at March 31, 2011	1,779,998	$3.52
Exercisable at September 30, 2010	1,613,333	$3.52

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Stated in US Dollars)
Unaudited– Page 8

Note 6	Commitments – (cont’d)

b)	Stock-based Compensation Plan

At March 31, 2011, the following stock options were outstanding:

Number of Shares					Aggregate
					Intrinsic
				Aggregate	value of
	Number	Exercise		Intrinsic	Vested
Total	Vested	Price	Expiry Date	Value	options

50,000 (1)	50,000	$ 3.75	November 1, 2012	$2,000	$2,000
100,000 (2)	-	$ 3.86	December 1, 2012	-	-
150,000 (3)	150,000	$ 3.10	December 3, 2012	103,500	103,500
400,000 (4)	400,000	$ 5.25	May 20, 2013	-	-
450,000 (5)	450,000	$ 3.10	June 3, 2013	310,500	310,500
50,000 (6)	50,000	$ 2.75	January 14, 2014	52,000	52,000
5,000 (7)	5,000	$ 2.50	March 2, 2014	6,450	6,450
400,000 (8)	400,000	$ 2.50	May 12, 2012	516,000	516,000
500,000 (9)	-	$ 2.50	June 11, 2014	645,000	-
200,000 (10)	200,000	$ 3.50	June 29, 2015	58,000	58,000
200,000 (11)	49,998	$ 3.45	September 1, 2015	68,000	17,000
400,000 (12)	-	$ 4.28	February 1, 2016	-	-
150,000 (13)	-	$ 3.72	February 24, 2016	10,500	-
100,000 (14)	25,000	$ 3.67	March 30, 2016	12,000	3,000
270,000 (15)	-	$ 3.00	February 8, 2017	213,300	-

3,425,000	1,779,998			$1,997,250	$1,068,450

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2011.

(1)	As at March 31, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock- based compensation for these options during the six month period ended March 31, 2011 (six months ended March 31, 2010: $nil).

(2)	As at March 31, 2011 and September 30, 2010, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

(3)	As at March 31, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock- based compensation for these options during the six month period ended March 31, 2011 (six months ended March 31, 2010: $31,035).

(4)	As at March 31, 2011 and September 30, 2010, these options had fully vested. On February 2, 2011, the expiration date on these options was extended until May 20, 2013. The fair value of this expiry extension was calculated to be $392,000. The Company recognized the full fair value of the extension as stock based compensation in the six month period ended March 31, 2011 (six months ended March 31, 2010: $nil).

(5)	As at March 31, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock- based compensation during the six month period ended March 31, 2011. As a result of re-pricing these options on March 26, 2010, the Company recognized stock-based compensation of $196,425 during the six month period ended March 31, 2010.

(6)	As at March 31, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock- based compensation for these options during the six month period ended March 31, 2011 (six months ended March 31, 2010: $10,135).

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Stated in US Dollars)
Unaudited– Page 9

Note 6	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(7)

As at March 31, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock- based compensation for these options during the six month period ended March 31, 2011 (six months ended March 31, 2010: $nil).

(8)

As at March 31, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock- based compensation for these options during the six month period ended March 31, 2011 (six months ended March 31, 2010: $86,932).

(9)

As at March 31, 2011 and September 30, 2010 none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(10)

As at March 31, 2011 and September 30, 2010 these options had fully vested. The fair value of these options on the grant date was calculated to be $500,000 of which the Company recognized stock-based compensation in the amount of $375,000 for the year ended September 30, 2010. The remaining fair value of $125,000 was recognized as stock-based compensation during the six month period ended March 31, 2011 (six months ended March 31, 2010: $nil).

(11)

These options were granted during the year ended September 30, 2010 and as at March 31, 2011, 49,998 of these options have vested and the remaining options vest 8,333 monthly until August 2012 and 8,341 vest in September 2012. The fair value of these options on the grant date was calculated to be $502,000 of which the Company recognized stock-based compensation in the amount of $20,917 for the year ended September 30, 2010. The Company recognized stock-based compensation in the amount of $125,500 during the six month period ended March 31, 2011 (three months ended March 31, 2010: $nil).

(12)

These options were granted during the six month period ended March 31, 2011 and as at March 31, 2011, none of these options have vested. The options vest as to 100,000 upon completion of the phase I trial, 100,000 upon approval of a phase II a trial, 100,000 upon completion of a phase II a trial and 100,000 upon approval of a phase II trial for ANAVEX 2-73. The fair value of these options was calculated to be $1,244,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(13)

These options were granted during the six month period ended March 31, 2011 and as at March 31, 2011, none of these options have vested. The options vest upon the one year anniversary on February 24, 2012. The fair value of these options was calculated to be $407,000, of which the Company recognized stock-based compensation in the amount of $38,979 for the six months ended March 31, 2011.

(14)

These options were granted during the six month period ended March 31, 2011 and as at March 31, 2011, 25,000 of these options have vested. The remaining 75,000 options vest in 25,000 increments on June 30, 2011, September 30, 2011 and December 31, 2011. The fair value of these options was calculated to be $267,000, of which the Company has recognized $66,750 as stock based compensation during the three month period ended March 31, 2011.

(15)

As at September 30, 2010 and 2009, these options have not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted or re-priced during the periods:

	March 31,	September 30,
	2011	2010

Risk-free interest rate	1.60%	0.79% - 2.2%
Expected life of options	3.97 years	5.00 years
Annualized volatility	79.81%	88-54% - 95.45%
Dividend rate	0%	0%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Stated in US Dollars)
Unaudited– Page 10

Note 6	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

The volatility in the past was determined based on an index of volatility from comparable companies with the exception of the valuation of the expiration extension on February 2, 2011. In that case the volatility of the Company’s stock was used as the period involved was an extension of only 2.3 years and sufficient data with the Company’s own stock was available. In the future, the Company expects to calculate volatility based on historical fluctuations in its own stock whenever sufficient stock information is available. The expected term of the options granted to employees is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin No. 110 given that the Company has no historical experience with the exercise of options for which to base an estimate of the expected term of options granted. The Company anticipates it will discontinue the use of the simplified method of SAB 110 once sufficient historical option exercise behavior becomes apparent. The expected term of options granted to non-employees was determined to be the option term.

At March 31, 2011, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-date
	Shares	Price	Fair value
Unvested options at September 30, 2010	1,161,667	$2.98	$1.80
Granted	650,000	$4.06	$2.95
Vested	(166,665)	$3.51	$2.53
Unvested options at March 31, 2011	1,645,002	$3.35	$2.33

At March 31, 2011, there was a total of $923,354 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones. This unrecognized compensation cost is expected to be recognized in the years ended September 30, 2011 and 2012. During the six month period ended March 31, 2011, the Company recognized a total of $748,229 (March 31, 2010: $397,023) in stock based compensation included in the financial statements with consulting fees. There has been no stock-based compensation recognized in the financial statements for the period ended March 31, 2011 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Note 7	Supplemental Cash flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the six month period ended March 31, 2011:

a)

The Company issued 3,636 units at $2.75 per unit for finder’s fees related to the private placement. Each unit consists of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012.

b)

The Company issued 853,065 units at the calculated fair value of $6.24 per unit in the conversion of two notes payable. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued based on the difference between the fair value of the units issued and the carrying value of the debt. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Stated in US Dollars)
Unaudited– Page 11

Note 7	Supplemental Cash flow Information – (cont’d)

c)

The Company issued 145,063 shares of common stock at their fair value of $4.12 per share to settle non- convertible interest bearing notes payable outstanding in the amount of $398,923, including accrued interest of $26,032 (included in accounts payable and accrued liabilities). The Company recorded a loss on debt settlement of $198,738 as a result of this transaction.

d)

The Company issued 181,818 shares of common stock at their fair value of $4.12 per share based on their quoted market price to one creditor in settlement of $500,000 of accounts payable. The Company recorded a loss on settlement of accounts payable of $249,090 as a result of the difference between the carrying value of the account payable and the fair value of the shares issued.

e)

The Company issued 2,985 units at $3.35 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until November 25, 2012.

Note 8	Subsequent Events

Subsequent to March 31, 2011, the Company:

a)

On April 19, 2011, the Company entered into a subscription agreement for the issuance of convertible debentures in the amount of $1,000,000 with closings in three tranches of up to $250,000 not later than April 20, 2011, up to $500,000 not later than May 3, 2011 and up to $250,000 not later than May 20, 2011. The first tranche closed on April 20, 2011 and the Company issued one $250,000 convertible debenture. The second tranche closed on May 4, 2011 and the Company issued one $500,000 convertible debenture. The debentures bear interest at 8% per annum and will mature on April 20, 2012 or may be retired earlier under circumstances agreeable to both the issuer and the investor. The Company can convert or redeem the debentures upon the closing of aggregate equity financings of $2,000,000 or more within any 30 consecutive days during the term of the investment, or at the election of the Investor. The debentures are convertible at $3.00 per share, adjusted for splits and common stock issuances of greater than 10% of the number of shares outstanding at the closing of the investment. For each common share issued one two year common share purchase warrant will be issued, exercisable at $4.00 and adjusted for splits and common stock issuances of greater than 10% of the number of outstanding shares at the closing of the investment. In the event of early retirement, interest paid will be the greater of six months interest on the principal amount of the investment or the actual accumulated interest on the principal amount of the investment. A $100,000 fee was paid to the investor on the closing of the first tranche for arranging the investment. For the five consecutive days subsequent to the closing of the first tranche, the investor, or its agent, had the right to purchase 33,334 common shares and 33,334 common share purchase warrants for an aggregate price of $100,000. Each common share purchase warrant will be exercisable for two years from the initial closing at an exercise price of $4.00 per share.

b)

On May 4, 2011, the Company issued 33,334 common shares and 33,334 common share purchase warrants for total proceeds of $100,000, pursuant to the subscription agreement entered into on April 19, 2011. Each common share purchase warrant will be exercisable for two years from the initial closing at an exercise price of $4.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, statements regarding the anticipated designs of our future clinical studies, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position. We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from pharmaceutical regulatory authorities, including the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials and financial needs. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our Current Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The ANAVEX portfolio involves new sigma receptor compounds (ligands) in the preclinical and clinical stages that target neurodegenerative diseases and cancer. Our lead drug candidate ANAVEX 2-73, targeting Alzheimer’s disease (AD), entered first Human Clinical Trials (HCT) in the first quarter of 2011. Preclinical development of ANAVEX 2-73 and manufacturing scale-up for clinical trials has been completed. ABX-CRO Advanced Pharmaceutical Services have been contracted to carry out the phase I and phase IIa clinical trials. We plan to continue preclinical work on other CNS compounds, including backup compounds to ANAVEX 2-73 for AD, as well as those targeting epilepsy, depression and neuropathic pain, provided sufficient capital is available. Additionally, we intend to further develop compounds in earlier preclinical phases, which target various types of cancer and continue to develop and expand our SIGMACEPTORTM Discovery platform.

Our Pipeline

Our proprietary SIGMACEPTOR™ Discovery Platform has resulted in and continues to generate small molecule drug candidates with unique modes of action, by making use of our leading understanding of sigma receptors, which represent potential targets for therapeutics to potentially combat many human diseases (such as AD, depression, epilepsy, pain and cancer). When activated by the appropriate ligands, these receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

With our SIGMACEPTOR™-N program, we are focused on developing disease-modifying treatments for CNS conditions using sigma-1 receptor ligands. Among our lead CNS drug candidates, we have made significant progress with ANAVEX 2-73, our lead drug candidate for the treatment of Alzheimer’s disease, and ANAVEX 19-144, an Alzheimer’s disease back-up compound and potential lead drug candidate for epilepsy. Preclinical data reveals that these compounds exhibit significant anti-amnesic, neuroprotective and anticonvulsant properties in a variety of in vitro systems and specialized animal models. These activities involve sigma-1, muscarinic and NMDA receptor components as well as ion channels, indicating a unique mode of action. In AD animal models , ANAVEX 2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anticonvulsive and anti depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors and may offer a disease-modifying approach in AD. In epilepsy, ANAVEX 19-144 controls seizures and the epileptogenesis process in animal models. Moreover, its neuroprotective properties may prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain from epileptic seizures. We also have reported promising developments with ANAVEX 1-41, which is a sigma-1 agonist and a lead compound for depression and a back up compound for AD. Preclinical tests revealed significant neuroprotective benefits (i.e. protects nerve cells from degeneration or death) through the modulation of endoplasmic reticulum, mitochondrial and oxidative stress, which damages and destroys cells and is believed by some scientists to be a primary cause of AD. In addition, in animal models, ANAVEX 1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and in the loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action. ANAVEX 1-41 may offer disease-modifying options that reverse memory and learning deficits and protect nerve cells from death through its anti-amnesic and neuroprotective actions. ANAVEX 1-41 may slow the progression of AD.

Our SIGMACEPTOR™-C program leverages the unique properties of sigma-1 and/or sigma-2 receptor ligands, which may allow for the development of a new class of promising drug candidates designed to combat various types of solid tumors. Sigma receptors are highly expressed in different tumor cell types and binding by appropriate sigma-1 and/or sigma-2 ligands can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with ion channels, our drug candidates are believed to play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation. The compounds in our oncology program are in pre-clinical testing, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

ANAVEX 7-1037, our lead drug candidate for the treatment of prostate cancer, is a low molecular weight, synthetic compound exhibiting high affinity for sigma-1receptors at nanomolar levels and moderate affinity for sigma-2 receptors and sodium channels at micromolar levels. In advanced preclinical studies, this compound revealed antitumor potential with no toxic side effects. It has also been shown to selectively kill human cancer cells without affecting normal/healthy cells and also to significantly suppress tumor growth in immune-deficient mice models. Scientific publications emphasize the promise of sigma receptor ligands, highlighting the fact that these ligands may stop tumor growth and induce selective cell death in various tumor cell lines, including leukemia, melanoma and cancers of the colon, breast, prostate, lung, brain, ovary and kidney.

Numerous additional compounds are currently in the early discovery and lead optimization stages of our SIGMACEPTOR™-N and SIGMACEPTOR™-C programs.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Expenses

Our expenses for the three and six months ended March 31, 2011 and 2010 were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Accounting and audit fees	$38,380	$66,936	$87,328	$88,795
Amortization	407	190	898	380
Bank charges and interest	1,748	1,275	3,791	2,990
Consulting	1,017,702	568,816	1,669,903	1,022,890
Investor relations	25,000	27,482	79,535	81,993
Legal fees	37,600	17,775	57,347	45,683
Office and miscellaneous	13,151	4,287	19,620	7,978
Insurance	16,107	-	20,922	-
Registration and filing fees	36,363	3,320	45,425	9,453
Rent	10,999	-	52,818	-
Research and development	730,242	815,609	1,227,532	1,027,088
Travel	20,026	13,116	51,751	94,153
Total expenses	$(1,947,725)	$(1,518,806)	$(3,316,870)	$(2,381,403)

Three Months Ended March 31, 2011 and 2010

Expenses for the three months ended March 31, 2011 increased by $428,919 over the same period in 2010. Consulting fees increased by $448,886 from $568,816 for the three months ended March 31, 2010 to $1,017,702 for the same period in 2011 primarily as a result of increased management infrastructure and an increase in stock based compensation from additional option issuances resulting therefrom.  Insurance expense increased by $16,107 from $nil for the three months ended March 31, 2010 to $16,107 for the same period in 2011 primarily related to the addition of a clinical trial liability insurance policy.  Registration and filing fees increased by $33,043 from $3,320 for the three months ended March 31, 2010 to $36,363 for the same period in 2011 primarily related to the acceleration of expenses related to costs associated with preparing and issuing the proxy and the annual meeting.  Rent and administration expenses increased by $10,999 from $nil for the three months ended March 31, 2010 to $10,999 for the same period in 2011 primarily as a result of establishing office and infrastructure in North America.  Legal fees increased by $19,825 from $17,775 for the three months ended March 31, 2010 to $37,600 for the same period in 2011 primarily related to increased patent and general counsel activity. Research and Development charges decreased by $85,367 from $815,609 for the three months ended March 31, 2010 to $730,242 for the same period in 2011 primarily related to decreased preclinical activity related to ANAVEX 2-73.

Six Months Ended March 31, 2011 and 2010

Expenses for the six months ended March 31, 2011 increased by $935,467 over the same period in 2010.  Consulting fees increased by $647,013 from $1,022,890 for the six months ended March 31, 2010 to $1,669,903 for the same period in 2011 primarily as a result of increased management infrastructure and an increase in stock based compensation from additional option issuances resulting therefrom.  Insurance expense increased by $20,922 from $nil for the six months ended March 31, 2010 to $20,922 for the same period in 2011 primarily related to the addition of a clinical trial liability insurance policy. Registration and filing fees increased by $35,972 from $9,453 for the six months ended March 31, 2010 to $45,425 for the same period in 2011 primarily related to the acceleration of expenses related to costs associated with preparing and issuing the proxy and the annual meeting.  Rent and administration expenses increased by $52,818 from $nil for the six months ended March 31, 2010 to $52,818 for the same period in 2011 primarily as a result of establishing office and infrastructure in North America.  Legal fees increased by $11,664 from $45,683 for the six months ended March 31, 2010 to $57,347 for the same period in 2011 primarily related to increased patent and general counsel activity. Research and Development charges increased by $200,444 from $1,027,088 for the three months ended March 31, 2010 to $1,227,532 for the same period in 2011 primarily related to increased clinical trial preparation activity related to ANAVEX 2-73.  Travel expense decreased by $42,402 from $94,153 for the six months ended March 31, 2010 to $51,751 for the same period in 2011 due to the establishment of office infrastructure in North America and a resulting decrease in international travel.

Other Income and loss

Other income and (loss) for the three month period ended March 31, 2011, amounted to $(24,661) as compared to $(195,336) for the comparable three month period ended March 31, 2010. The decrease in loss of $(170,675) is primarily attributable to a) the loss from accretion of debt discount of $(99,397) recognized in the three month period ended March 31, 2010 with no corresponding loss recognized in the same period in 2011, b) the change in fair value of derivative liabilities of $(88,824) recognized in the three month period ended March 31, 2010 with no corresponding expense recognized in the same period in 2011, c) interest expense of $(33,157) recognized in the three month period ended March 31, 2010 as compared to lower interest expense of $(3,945) recognized in the same period in 2011 as a result of debt conversions that occurred in the six month period ended March 31, 2011, and d) offset by the foreign exchange gain of $26,042 recognized in the three month period ended March 31, 2010 as compared with a loss of $(20,716) recognized in the same period in 2011.

Other income and (loss) for the six month period ended March 31, 2011, amounted to $(990,095) as compared to a gain of $218,760 for the comparable six month period ended March 31, 2010. The increase in loss of $(1,208,805) is primarily attributable to a)  debt conversion expense of $(504,160) recognized in the six month period ended March 31, 2011 compared with no similar expense for the same period in 2010,  b) the foreign exchange loss of  $(26,206) recognized in the six month period ended March 31, 2011 as compared with a gain of $34,312 recognized in the same period in 2010,  c) the gain in fair value of derivative liability of  $560,214 recognized in the six month period ended March 31, 2010 with no corresponding gain  recognized in the same period in 2011, offset by d) the loss from accretion of debt discount of  $(319,807) recognized in the six month period ended March 31, 2010 with no corresponding loss recognized in the same period in 2011, e) interest expense of $(55,959) recognized in the six month period ended March 31, 2010 as compared to lower interest expense of $(11,901) recognized in the same period in 2011 as a result of debt conversions that occurred in the six month period ended March 31, 2011, f) loss on settlement of accounts payable of $(249,090) recognized in the six month period ended March 31, 2011 with no corresponding loss in the six months ended March 31, 2010 , g) the loss on extinguishment of debt of $(198,738) recognized in the six months ended March 31, 2011 with no corresponding loss in the six months ended March 31, 2010 and h) debt conversion expense incurred on the induced conversion of convertible promissory notes totaling $(504,160) in the six months ended March 31, 2011 with no corresponding charge in the six months ended March 31, 2010.

Change in fair value of derivative liability

We recognized no gain or (loss) on derivative financial instruments for the three months ended March 31, 2011, as compared to $(88,824) for the prior year’s comparable period. We recognized no gain or (loss) on derivative financial instruments for the six month period ended March 31, 2011, as compared to a gain of $560,214 for the prior year’s comparable period. The related convertible promissory notes were amended as of September 30, 2010 to remove the embedded conversion feature.

The non-cash gain in the prior year arose from adjusting the embedded conversion feature of our convertible promissory notes payable to fair value at each reporting period in accordance with current accounting standards. The embedded conversion features of the convertible promissory notes were treated as derivative liabilities because the conversion price could be adjusted in certain circumstances. We used the Black-Scholes option pricing model to estimate the fair value of this derivative. The promissory notes were amended as of September 30, 2010 and as a result, the derivative liabilities were reversed to additional paid-in capital during the same period.

Liquidity and Capital Resources

Working Capital

	March 31, 2011	September 30, 2010
Current Assets	61,641	325,758
Current Liabilities	1,293,589	3,290,071
Working Capital (Deficit)	$(1,231,948)	$(2,964,313)

As of March 31, 2011, we had $3,641 in cash, a decrease of $261,028 from September 30, 2010. The principal component of this decrease in cash was increased consulting fees and R&D expenditures. As of March 31, 2011, we had a working capital deficit of $1,231,948, a decrease of $1,732,365 from September 30, 2010. The principal component of this decrease in working capital deficit was the reduction in our current liabilities due to a) the conversion of promissory notes of $2,292,308, offset by b) the increase in accounts payable and accrued liabilities of $295,826 and c) the decrease in cash of $261,028.

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

On February 1, 2011, we issued 61,014 units of our securities at a purchase price of $3.75 per unit for total proceeds of $228,800. Each unit consists of one share of common stock in the capital of our company and one-half common share purchase warrant. One full warrant entitles the holder to purchase one additional share of common stock at a price of $5.25 per warrant share for a period of one and one-half year.

On April 19, 2011, we entered into a subscription agreement for the issuance of convertible debentures in the amount of $1,000,000 with closings in three tranches of up to $250,000 not later than April 20, 2011, up to $500,000 not later than May 3, 2011 and up to $250,000 not later than May 20, 2011. The first tranche closed on April 20, 2011 and we issued one $250,000 convertible debenture. The second tranche closed on May 4, 2011 and we issued one $500,000 convertible debenture. The debentures bear interest at 8% per annum and will mature on April 20, 2012 or may be retired earlier under circumstances agreeable to both the issuer and the investor. We can convert or redeem the debentures upon the closing of aggregate equity financings of $2,000,000 or more within any 30 consecutive days during the term of the investment, or at the election of the investor. The debentures are convertible at $3.00 per share, adjusted for splits and common stock issuances of greater than 10% of the number of shares outstanding at the closing of the investment. For each common share issued one two year common share purchase warrant will be issued, exercisable at $4.00 and adjusted for splits and common stock issuances of greater than 10% of the number of outstanding shares at the closing of the investment. In the event of early retirement, interest paid will be the greater of six months interest on the principal amount of the investment or the actual accumulated interest on the principal amount of the investment. A $100,000 fee was paid to the investor on the closing of the first tranche for arranging the investment. For the five consecutive days subsequent to the closing of the first tranche, the investor, or its agent, had the right to purchase 33,334 common shares and 33,334 common share purchase warrants for an aggregate price of $100,000. Each common share purchase warrant will be exercisable for two years from the initial closing at an exercise price of $4.00 per share.

On May 4, 2011, we issued 33,334 common shares and 33,334 common share purchase warrants for total proceeds of $100,000, pursuant to the subscription agreement entered into on April 19, 2011. Each common share purchase warrant will be exercisable for two years from the initial closing at an exercise price of $4.00 per share.

Anticipated Expenses

We anticipate that we will require up to $10 million for the 12 month period ending March 31, 2012 to implement our plan of operation of researching and developing our patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to continue the clinical trial for ANAVEX 2-73, and to perform work necessary to enter other compounds into clinical trials. If we are not able to secure additional financing, we will not be able to implement and fund these trials.

Cash Flows

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
Cash flows used in operating activities	$(1,672,903)	$(1,830,954)
Cash flows from financing activities	1,411,875	1,624,470
Cash flows from investing activities	-	-
Increase (decrease) in cash	$(261,028)	$(206,484)

Cash flow used in operating activities

Our cash used in operating activities for the six month period ended March 31, 2011was $1,672,903 compared to $1,830,954 used in operating activities for the six month period ended March 31, 2010.

Cash flow provided by financing activities

Our cash provided by financing activities for the six month period ended March 31, 2011 was $1,411,875 compared to $1,624,470h provided by financing activities for the six month period ended March 31, 2010.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the six months ended March 31, 2011 or 2010.

Going Concern

At March 31, 2011, we had an accumulated deficit of $26,203,039 since our inception and incurred a net loss of $4,306,965 for the six month period ended March 31, 2011. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended September 30, 2010.

Future Financing

We will require additional financing to fund our planned operations, including further strengthening our patents, securing patents for other compounds and any further intellectual property that we may acquire and entering some of our current compounds into clinical trials. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and especially the market for early development stage pharmaceutical and biotechnology research and development company stocks persist.

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

There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act and the Patient Protection and Affordable Care Act (the “Acts”). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to viewing the two Acts together for accounting purposes. We have evaluated the provisions of this guidance and the adoption of this guidance did not have a material impact on our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $26,203,039 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are an early development stage pharmaceutical research and development company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

We are an early development stage company and have not generated any revenues to date and have no operating history. All of our potential drug compounds are in the concept stage or early clinical development stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential drug compounds will ever be approved for sales to pharmaceutical companies or generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug compounds either in non-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages as against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

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

It will take several years before we are able to develop potentially marketable products. if at all. Our research and development plans will require substantial additional capital, arising from costs to:

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

Moreover, success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug compounds are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug compounds. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an investigational new drug application and new drug application with the Food and Drug Administration or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize our potential drug compounds and generate product revenues. In addition, we expect that our early clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results.

Following successful non-clinical testing, potential drug compounds will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From the first human trial through product approval can take many years and 10-12 years is not unusual for certain compounds.

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

  manufacturing difficulties or concerns;

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

  Information from our competitors or the academic community indicating that current products or new products are more effective or offer compelling other benefits than our future products could impede our market penetration or decrease our future market share; and,

  The pricing and reimbursement environment for our future products, as well as pricing and reimbursement decisions by our competitors and by payers, may have an effect on our revenues.

If this happens, our business will be adversely affected.

None of our potential drug compounds may reach the commercial market for a number of reasons and our business may fail.

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drug compounds that we can commercialize. It is possible that our products may never reach the market for a number of reasons. They may be found ineffective or may cause harmful side-effects during non-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain products cannot be manufactured at a commercial scale and, therefore, they may not be economical to produce. Our potential products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. Our patents, trademarks and other intellectual property may be challenged and this may delay or prohibit us from effectively commercializing our products. Furthermore, we do not expect our potential drug compounds to be commercially available for a number of years, if at all. If none of our potential drug compounds reach the commercial market, our business will likely fail and investors will lose all of their investment in our company. If this happens, our business will be adversely affected.

If our competitors succeed in developing products and technologies that are more effective or with a better profile than our own, or if scientific developments change our understanding of the potential scope and utility of our potential products, then our technologies and future products may be rendered undesirable or obsolete.

We face significant competition from industry participants that are pursuing technologies in similar disease states to those that we are pursuing and are developing pharmaceutical products that are competitive with our products. Nearly all of our industry competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our products becoming obsolete before we can recover any of the expenses incurred to develop them. For example, changes in our understanding of the appropriate population of patients who should be treated with a targeted therapy like we are developing may limit the drug’s market potential if it is subsequently demonstrated that only certain subsets of patients should be treated with the targeted therapy.

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

If we fail to compete successfully with respect to partnering, licensing, mergers, acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to research and develop our potential drug compounds.

Our competitors compete with us to attract established biotechnology and pharmaceutical companies or organizations for partnering, licensing, mergers, acquisitions, joint ventures or other collaborations. Collaborations include contracting with academic research institutions for the performance of specific scientific testing. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Other companies have already begun many drug development programs, which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

The use of any of our products in clinical trials may expose us to liability claims, which may cost us a significant amounts of money to defend against or pay out, causing our business to suffer.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. We currently have one drug compound in clinical trials, however, when any of our products enter into clinical trials or become marketed products they could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance costs along with the defence or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, causing our business to suffer.

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

We own patents related to our potential drug compounds. However, these patents do not ensure the protection of our intellectual property for a number of reasons, including the following:

1.

Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and restrict our freedom to operate as claimed under our patents and patent applications. Competitors may also contest our patents and patent application, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent application are not valid for a number of reasons. If a court agrees, we would lose that patents or patent application. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

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

4.

Our patents are not issued in all possible geographies where our products may be marketed. Currently, we have submitted for patent protection and have been issued patents for certain claims is Greece. We have submitted for patent protection on all of the major markets in the world. We may not necessarily be successful in securing patents for further claims and products in Greece, nor may we necessarily be successful in securing the existing claims and product patents in countries and jurisdictions where we have applied but have not yet had those patents issued. If we do not receive issued patents in these other key markets, our ability to advance our compounds will be severely hampered and we will be much less attractive to potential partners.

5.

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

We incur substantial costs as a result of laws and regulations and proposed changes in laws and regulations and we cannot predict the impact of any future changes in law.

We face burdens relating to corporate governance and financial reporting standards. Legislations or regulations such as Section 404 of the Sarbanes-Oxley Act of 2002 follow impose strict corporate governance and financial reporting standards and have led to substantial costs of compliance including consulting, auditing and legal fees. Any new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in law.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of March 31, 2011, we had total liabilities of $1.3 million and debt of $200,000. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

  impair our ability to obtain financing in the future for working capital, capital expenditures, or general corporate purposes;

  have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in debt agreements and an event of default occurs as a result of a failure that is not cured or waived;

  require us to dedicate a substantial portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures;

  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  place us at a competitive disadvantage compared to our competitors that have proportionally less debt.

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.

Our Principal Executive Officer is employed elsewhere and his time and effort will not be devoted to our company full-time.

Though our president is contracted in full-time service to the company, our Principal Executive Officer is employed in other positions with other companies. As a result, our company is and will continue to be managed on a part-time basis. Our business could be adversely impacted by the lack of a full time management team.

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

There is currently a limited market for our common stock. Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

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

10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Dr. Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Dr. Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.16	Amended Consulting Agreement with Dr.Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.18	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.20	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.21	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.22	Stock Option Agreement with Dr. Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.23	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.24	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.25	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.26	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.27	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.28	Stock Option Agreement with Dr. Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)

Exhibit Number	Description
10.29	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.30	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.32	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.33	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.34	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.35	Form of Subscription Agreement for US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.36	Form of Subscription Agreement for non-US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.37	Form of Warrant Certificate for US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.38	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.39	Shares for Services Agreement dated July 5, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.40	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
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

10.43	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.44	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.45	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.46	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.47	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.48	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.49	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.50	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.53	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)

Exhibit Number	Description
10.54	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.55	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.56	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.57	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.58	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.59	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.61	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.62	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.63	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.64	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)
10.65	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.66	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.67	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.68	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.69	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Dr. Cameron Durrant
31.2*	Section 302 Certification of Harvey Lalach
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Dr. Cameron Durrant
32.2*	Section 906 Certification of Harvey Lalach
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By: /s/ Dr. Cameron Durant

Dr. Cameron Durrant
Executive Chairman and Director
(Principal Executive Officer)
Date: May 16, 2011

/s/ Harvey Lalach
Harvey Lalach
President, Chief Operating Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 16, 2011