Form 10-Q
period 2011-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2011-08-12
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
or

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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

ii

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,921,574 shares of common stock outstanding as of August 12, 2011.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2011 and September 30, 2010
(Stated in US Dollars)
(Unaudited)

ASSETS	June 30,	September 30,
	2011	2010

Current
Cash	$1,222,654	$264,669
VAT recoverable	21,358	37,820
Prepaid expenses	32,406	23,269
	1,276,418	325,758
Equipment	2,816	4,091
	$1,279,234	$329,849

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 6	$1,367,287	$797,763
Derivative liability - Note 3	57,500	-
Promissory notes payable - Note 4	827,900	2,492,308
	2,252,687	3,290,071

CAPITAL DEFICIT

Capital stock - Note 5
Authorized: 150,000,000 common shares, par value $0.001 per share Issued and outstanding: 25,921,574 common shares (September 30, 2010 - 23,516,952)	25,922	23,517
Additional paid-in capital	26,782,548	18,912,335
Deficit accumulated during the development stage	(27,781,923)	(21,896,074)
	(973,453)	(2,960,222)
	$1,279,234	$329,849

Nature of Operations and Ability to Continue as a Going Concern - Note 1
Commitments - Note 7

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2011 and 2010 and for the period from January 23, 2004 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended		January 23, 2004
	June 30,		June 30,		(Date of Inception) to
	2011	2010	2011	2010	June 30, 2011
Expenses
Accounting and audit fees	$39,220	$26,983	$126,548	$115,778	$490,676
Amortization and depreciation	377	190	1,275	570	2,815
Bank charges and interest	2,727	1,427	6,518	4,417	34,161
Consulting fees - Note 6	625,298	483,915	2,295,201	1,506,805	10,126,091
Insurance	16,937	-	37,859	-	37,859
Investor relations	38,652	29,734	118,187	111,727	707,951
Legal fees	59,363	54,826	116,710	100,509	503,199
Management fees	-	-	-	-	14,625
Office and miscellaneous	4,995	83,269	24,615	185,400	133,084
Registration and filing fees	9,380	7,667	54,805	17,120	123,531
Rent and administration	2,354	-	55,172	-	216,732
Research and development	777,971	613,161	2,005,503	1,640,249	9,313,313
Travel	59,864	-	111,615	-	603,674
Website design and maintenance	-	1,692	-	1,692	28,417

Loss before other income (expenses)	(1,637,138)	(1,302,864)	(4,954,008)	(3,684,267)	(22,336,128)

Other income (expenses)
Interest	(3,994)	(95,835)	(15,895)	(151,794)	(413,329)
Accretion of debt discount - Note 4	(29,400)	(17,021)	(29,400)	(1,241,678)	(2,036,561)
Change in fair value of derivative liability - Note 3	110,000	(594,243)	110,000	(993,232)	(520,774)
Debt conversion expense - Note 4	-	-	(504,160)	-	(504,160)
Loss on settlement of accounts payable - Note 5	-	-	(249,090)	-	(693,090)
Loss on extinguishment of debt - Note 4	-	-	(198,738)	-	(686,207)
Foreign exchange gain (loss)	(18,352)	44,268	(44,558)	78,580	(40,870)

Net loss for the period	$(1,578,884)	$(1,965,695)	$(5,885,849)	$(5,992,391)	$(27,231,119)

Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.24)	$(0.28)

Weighted average number of shares outstanding	25,294,101	21,163,209	24,905,948	21,071,737

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2011 and 2010 and
for the period from January 23, 2004 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(Unaudited)

	Nine months ended		January 23, 2004
	June 30,		(Date of Inception) to
	2011	2010	June 30, 2011

Cash Flows used in Operating Activities
Net loss for the period	$(5,885,849)	$(5,992,391)	$(27,231,119)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	1,275	570	2,815
Accretion of debt discount	29,400	1,241,678	2,036,561
Stock-based compensation	1,015,415	624,138	4,282,592
Amortization of deferred financing charge	-	25,462	55,777
Change in fair value of derivative liability	(110,000)	993,232	520,774
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	-	390,510
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	504,160	-	504,160
Loss on settlement of accounts payable	249,090	-	693,090
Loss on extinguishment of debt	198,738	-	686,207
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to operations:
VAT recoverable	16,462	-	(21,358)
Prepaid expenses	(9,137)	(41,449)	(32,406)
Accounts payable and accrued liabilities	1,111,556	218,758	3,473,759
Net cash used in operating activities	(2,878,890)	(2,930,002)	(13,171,826)

Cash Flows provided by Financing Activities
Issuance of common shares	3,086,875	2,662,447	9,315,946
Proceeds from promissory notes	750,000	1,375,000	4,817,500
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	3,836,875	4,037,447	14,400,111

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)
Net cash used in investing activities	-	-	(5,631)

Increase in cash during the period	957,985	1,107,445	1,222,654
Cash, beginning of period	264,669	350,994	-
Cash, end of period	$1,222,654	$1,458,439	$1,222,654

Supplemental Cash Flow Information - Note 8

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Capital stock issued for cash on January 23, 2004 - at $0.0033	12,000,000	$12,000	$28,000	$-	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	-	(14,395)	25,605
Capital stock issued for cash on December 31, 2004 - at $0.0033	7,200,000	7,200	16,800	-	-	24,000
Management fees contributed	-	-	13,000	-	-	13,000
Rent contributed	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	-	(106,020)	(26,020)
Management fees contributed	-	-	1,625	-	-	1,625
Rent contributed	-	-	750	-	-	750
Debt forgiven by directors	-	-	33,666	-	-	33,666
Net loss for the year	-	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	-	(131,552)	(15,511)
Capital stock issued for research and development services on September 24, 2007 - at $3.60	222,222	222	799,778	-	-	800,000
Capital stock issued for settlement of loan payable on September 25, 2007 - at $3.60	92,500	93	332,907	-	-	333,000
Net loss for the year	-	-	-	-	(1,579,993)	(1,579,993)

Balance, September 30, 2007	19,514,722	19,515	1,229,526	-	(1,711,545)	(462,504)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2007	19,514,722	19,515	1,229,526	-	(1,711,545)	(462,504)
Capital stock issued for cash on December 10, 2007 - at $3.50	150,000	150	524,850	-	-	525,000
Capital stock issued for consulting services on December 18, 2007 - at $3.86	50,000	50	192,950	-	-	193,000
Capital stock issued in settlement of debt on December 18, 2007 - at $4.50	10,000	10	44,990	-	-	45,000
Stock-based compensation for shares issued at a discount	-	-	65,000	-	-	65,000
Capital stock issued for severance on May 15, 2008 - at $5.24	65,000	65	340,535	-	-	340,600
Common shares to be issued for consulting services	-	-	-	252,599	-	252,599
Common stock issued for consulting services on August 19, 2008 - at $5.07	25,000	25	126,725	(126,750)	-	-
Capital stock issued for cash on August 19, 2008 - at $4.25	142,698	142	606,325	-	-	606,467
Stock-based compensation	-	-	1,493,937	-	-	1,493,937
Net loss for the year	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008	19,957,420	19,957	4,624,838	125,849	(7,062,814)	(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2008	19,957,420	19,957	4,624,838	125,849	(7,062,814)	(2,292,170)
Stock-based compensation - Note 10	-	-	812,336	-	-	812,336
Capital stock issued for consulting services on November 20, 2008 - $2.63	25,000	25	65,725	(65,750)	-	-
Capital stock issued for consulting services on February 20, 2009 - $2.50	25,000	25	62,475	(62,500)	-	-
Capital stock issued for cash on March 6, 2009 - at $2.25	89,148	89	200,494	-	-	200,583
Capital stock issued for consulting services on March 20, 2009 - at $2.00	2,500	3	4,997	-	-	5,000
Capital stock issued for cash on M arch 20, 2009 - at $2.25	10,800	11	24,289	-	-	24,300
Capital stock issued for cash on June 11, 2009 - at $2.25	36,000	36	80,964	-	-	81,000
Capital stock issued for services on June 11, 2009 - at $2.25	29,227	29	65,731	-	-	65,760
Capital stock issued for cash on June 19, 2009 - at $2.25	495,556	496	1,114,504	-	-	1,115,000
Capital stock issued for finders' fees on June 26, 2009 - at $2.51	22,222	22	55,755	-	-	55,777
Shares to be issued for consulting services - Note 8	-	-	-	236,337	-	236,337
Capital stock issued for cash on August 19, 2009 - at $2.25	128,888	129	289,869	-	-	289,998
Less: Finders fees			(72,850)	-	-	(72,850)
Beneficial conversion features on convertible debt issuances	-	-	333,056	-	-	333,056
Extinguishment of debt - Note 4	-	-	487,469	-	-	487,469
Cancellation of common shares - Note 6	(75,000)	(75)	234,011	(233,936)	-	-
Share subscriptions received	-	-	-	300,000	-	300,000
Net loss for the year	-	-	-	-	(5,499,419)	(5,499,419)

Balance, September 30, 2009	20,746,761	20,747	8,383,663	300,000	(12,562,233)	(3,857,823)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, Septem ber 30, 2009	20,746,761	20,747	8,383,663	300,000	(12,562,233)	(3,857,823)
Cum ulative effect of accounting changes	-	-	(333,056)	-	(550,804)	(883,860)
Capital stock issued for cash on October 2, 2009 - at $2.25	266,666	267	599,733	(300,000)	-	300,000
Capital stock issued in settlement of promissory note on February 2, 2010 - at $2.02	49,505	49	99,951	-	-	100,000
Capital stock issued for cash on April 9, 2010 - at $2.60	92,499	93	240,405	-	-	240,498
Capital stock issued in settlement of debt on April 30, 2010 - at $2.85	9,825	9	27,991	-	-	28,000
Finders ' fees paid in cash	-	-	(24,050)	-	-	(24,050)
Capital stock issued for cash on June 29, 2010 - at $2.50	941,000	941	2,351,559	-	-	2,352,500
Finders ' fees paid in cash	-	-	(206,500)	-	-	(206,500)
Capital stock issued in settlement of debt on July 5, 2010 - at $2.50	400,000	400	999,600	-	-	1,000,000
Capital stock issued for cash on September 3, 2010 - at $2.75	163,000	163	448,087	-	-	448,250
Capital stock issued for finders' fees on September 3, 2010 - at $2.75	9,000	9	(9)	-	-	-
Finders' fees paid in cash	-	-	(15,125)	-	-	(15,125)
Shares issued on conversion of promissory note on September 30, 2010 - at $2.25	328,058	328	737,802	-	-	738,130
Shares issued on conversion of promissory note on September 30, 2010 - at $2.35	510,638	511	1,199,489	-	-	1,200,000
Reclassification of derivative liability on modification of note terms	-	-	3,144,520	-	-	3,144,520
Settlement of accounts payable - Note 5	-	-	444,000	-	-	444,000
Stock-based compensation	-	-	770,055	-	-	770,055
Equity component of convertible promissory note	-	-	44,220	-	-	44,220
Net loss for the year	-	-	-	-	(8,783,037)	(8,783,037)

Balance, September 30, 2010	23,516,952	23,517	18,912,335	-	(21,896,074)	(2,960,222)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period January 23, 2004 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2010	23,516,952	23,517	18,912,335	-	(21,896,074)	(2,960,222)
Capital stock issued for cash on November 18, 2010 - at $2.75	393,846	393	1,082,682	-	-	1,083,075
Capital stock issued for finders' fees on November 18, 2010 - at $2.75	3,636	4	(4)	-	-	-
Shares issued on the conversion of promissory note on November 18, 2010 - at $2.25 - Note 4	853,075	853	1,918,565	-	-	1,919,418
Debt conversion expense - Note 4	-	-	504,160	-	-	504,160
Shares issued on the conversion of a promissory note on November 18, 2010 - at $4.12 - Note 5	145,063	145	597,515	-	-	597,660
Capital stock issued in settlement of debt on November 18, 2010 - at $4.12	181,818	182	748,908	-	-	749,090
Capital stock issued for cash on November 25, 2010 - at $3.35	29,851	30	99,970	-	-	100,000
Capital stock issued for finders' fees on on November 25, 2010 - at $3.35	2,985	3	(3)	-	-	-
Capital stock issued for cash on February 1, 2011 - at $3.75	61,014	61	228,739	-	-	228,800
Capital stock issued for cash on May 3, 2011 - at $3.00	33,334	34	99,966	-	-	100,000
Capital stock issued on exercise of warrants for cash on June 19, 2011 - at $2.25	700,000	700	1,574,300	-	-	1,575,000
Stock-based compensation - Note 7	-	-	1,015,415	-	-	1,015,415
Net loss for the period	-	-	-	-	(5,885,849)	(5,885,849)

Balance, June 30, 2011	25,921,574	$25,922	$26,782,548	-	$(27,781,923)	$(973,453)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company is seeking to develop and market proprietary drug targets for the treatment of diseases of the central nervous system and cancer.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2011, the Company had an accumulated deficit of $27,781,923 (September 30, 2010 - $21,896,074) since its inception, has a working capital deficit of $976,269 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the next twelve months to be approximately $10,000,000. While the Company is expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Stated in US Dollars)
Unaudited– Page 2

Note 3	Derivative Liability

The derivative liability, consisting of the embedded conversion features in the Company’s convertible promissory notes, are accounted for as separate liabilities measured at their respective fair values as follows:

Balance on issuance of convertible promissory notes	$167,500
Change in fair value of derivative liability for the period ended June 30, 2011	(110,000)
Balance, June 30, 2011	$57,500

The fair value of the derivative liability has been determined using the Black-Scholes option pricing model using the following weighted average assumptions:

June 30, 2011

Risk-free interest rate	0.17%
Expected life of derivative liability	0.91 years
Annualized volatility	52.19%
Dividend rate	0.00%

Note 4	Promissory Notes Payable

	June 30,	September 30,
	2011	2010

Convertible non-interest bearing promissory notes payable	$-	$1,919,418
Convertible interest bearing promissory notes payable	750,000	-
Interest bearing promissory notes payable	216,000	572,890
Less: fair value of derivative liabilities on date of issuance	(167,500)	(2,489,422)
Less: equity component of convertible note	-	(44,220)
Add: accumulated accretion	29,400	2,533,642
	827,900	2,492,308
Less: current portion	(827,900)	(2,492,308)
	$-	$-

Convertible interest bearing promissory notes

The Company issued unsecured convertible interest bearing promissory notes totaling $750,000 during the period ended June 30, 2011. Included in these notes is a promissory note in the amount of $250,000 that matures on April 20, 2012 and a note in the amount of $500,000 that matures on May 4, 2012. Each of these notes incurs interest at 8% per annum. These notes are convertible at any time at the option of the holder into units of the Company at $3.00 per unit with each unit consisting of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional common share for $4.00 for a period of 2 years from the date of issuance. Otherwise, the notes will automatically be either converted or redeemed should the Company undertake equity financing of an amount of or greater than $2,000,000 within any consecutive 30 calendar days during the period the notes are outstanding. Additionally, by way of an anti-dilution clause, the conversion price on the notes will be adjusted if the Company issues common shares in excess of 10% of common shares outstanding on the dates the notes were issued.

Pursuant to the guidance of ASC 815-40, the Company determined that the embedded conversion feature of the notes failed to meet the “fixed for fixed” criteria contained within the guidance. Accordingly, the Company bifurcated the embedded conversion features as a separate derivative liability having a fair value of $167,500 at inception. The corresponding debt discount is being accreted over the term of the note. During the period ended June 30, 2011, the Company recorded accretion expense of $29,400 in respect of this debt discount.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Stated in US Dollars)
Unaudited– Page 3

Note 4	Promissory Notes Payable – (cont’d)

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

During the nine months ended June 30, 2011, a convertible non-interest bearing promissory note in the amount of $100,000 was converted to 44,444 units. Each unit consisted of one share of the Company’s common stock and one share purchase warrant exercisable at $3.00 until November 18, 2012. As well, during the nine months ended June 30, 2011, the remaining two convertible non-interest bearing promissory notes in the amount of $1,819,418 were converted to 808,631 units. Each unit consisted of one share of the Company’s common stock and one share purchase warrant exercisable at $3.00 until November 18, 2012.

The Company agreed to convert these notes at $2.25 as an inducement to the note holders to convert at that time. As a result of the reduction in the conversion price, the Company issued 80,864 more units than it would have had it converted the notes at the original conversion price. The Company recorded the fair value of the additional units as a debt conversion expense of $504,160 using a fair value of $4.12 for the shares based on their quoted market price on the date of the conversion and $2.09 for each warrant based on their fair value using the Black-Scholes model with the following assumptions: stock price - $4.12; strike price - $3.00; expected life – 2 years; expected volatility – 78.33%; risk-free discount rate – 0.52%.

Interest bearing promissory notes

During the year ended September 30, 2010, the Company issued a promissory note having a principal balance of $200,000 with terms that included interest at 8% per annum and maturing on May 4, 2011. On May 4, 2011, this note, including accrued interest of $16,000 thereon, was exchanged for a new 8% interest bearing promissory note having a principal balance of $216,000 maturing May 4, 2012.

During the nine months ended June 30, 2011, the Company exchanged interest bearing promissory notes totaling $398,922 including accrued interest thereon of $26,032 for 145,063 common shares. Each common share had a fair value of $4.12 based on its quoted market price on the day of conversion for a total fair value of $597,660. Therefore, as a result of this conversion, the Company recorded a loss on debt extinguishment of $198,738.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Stated in US Dollars)
Unaudited– Page 4

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
June 30, 2011
(Stated in US Dollars)
Unaudited– Page 5

Note 5	Capital Stock – (cont’d)

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
June 30, 2011
(Stated in US Dollars)
Unaudited– Page 6

Note 5	Capital Stock – (cont’d)

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

On November 18, 2010, the Company issued 853,075 units in the conversion of two notes payable originally convertible at $2.50. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued as a result of converting at the lower conversion price. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $3.00, stock price - $4.12, expected volatility – 78.33%, expected life – 2.0 years, dividend yield – 0.00% .

On November 18, 2010, the Company issued 145,063 shares of common stock at their fair value of $4.12 per share based on their quoted market price pursuant to settling non-convertible interest bearing notes payable outstanding in the amount of $398,922, including accrued interest of $26,032. The Company recorded a loss on settlement of debt of $198,738 based on the difference between the carrying value of the debt settled and the fair value of the shares issued. On November 18, 2010, the Company issued 181,818 shares of common stock at their fair value of $4.12 per share based on the quoted value of units issued in a private placement on the same date to one creditor in settlement of $500,000 of debt owing. The Company recorded a loss on settlement of accounts payable of $249,090 based on the difference of the carrying value of the account payable and the fair value of the shares issued.

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

On May 3, 2011, the Company issued 33,334 units at $3.00 per unit for proceeds of $100,000 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until April 20, 2013.

On June 19, 2011, the Company issued 700,000 common shares at $2.25 per share for proceeds of $1,575,000 pursuant to the exercise of warrants.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Stated in US Dollars)
Unaudited– Page 7

Note 6	Related Party Transactions

The following amounts were contributed to the Company by the directors and officers of the Company:

	Nine Months	Nine Months	January 23, 2004
	ended June 30,	ended June 30,	(Date of Inception)
	2011	2010	to June 30, 2011

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666
	$-	$-	$52,041

During the three months and nine months ended June 30, 2011 and 2010 the Company was charged consulting fees by directors, officers and a significant shareholder of the Company as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Consulting fees	$205,750	$64,214	$629,917	$425,215

As at June 30, 2011, included in accounts payable and accrued liabilities is $123,651 (September 30, 2010: $9,521) owing to directors and officers of the Company.

Note 7	Commitments

	a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of Shares	Exercise Price

Balance, September 30, 2009	983,448	$2.93
Expired	(325,948)	$4.46
Issued	1,392,152	$3.16
Balance, September 30, 2010	2,049,652	$2.84
Expired	(48,750)	$3.44
Exercised	(700,000)	$2.25
Issued	1,132,074	$3.38
Balance, June 30, 2011	2,432,976	$3.27

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Stated in US Dollars)
Unaudited– Page 8

Note 7	Commitments – (cont’d)

	a)	Share Purchase Warrants – (cont’d)

At June 30, 2011 the Company has 2,432,976 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
99,999	$ 2.25	August 4, 2011
157,500	$ 2.25	October 2, 2011
470,500	$ 3.50	December 29, 2011
200,000	$ 3.50	January 5, 2012
86,000	$ 3.75	March 3, 2012
198,741	$ 4.50	May 18, 2012
30,507	$ 5.25	August 1, 2012
245,748	$ 3.00	September 30, 2012
41,155	$ 3.50	September 30, 2012
853,075	$ 3.00	November 18, 2012
16,417	$ 4.50	November 25, 2012
33,334	$ 4.00	April 20, 2013
2,432,976

b)	Stock-based Compensation Plan

A summary of the status of the Company’s outstanding stock purchase options for the nine months ended June 30, 2011 is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at September 30, 2009	3,195,000	$3.37
Cancelled	(820,000)	$2.50
Granted	400,000	$3.48
Outstanding at September 30, 2010	2,775,000	$3.29
Forfeited	(200,000)	$3.45
Cancelled	(50,000)	$2.75
Granted	650,000	$4.06
Outstanding at June 30, 2011	3,175,000	$3.45
Exercisable at June 30, 2011	1,705,000	$3.52
Exercisable at September 30, 2010	1,613,333	$3.52

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Stated in US Dollars)
Unaudited– Page 9

Note 7	Commitments – (cont’d)

	b)	Stock-based Compensation Plan

At June 30, 2011, the following stock options were outstanding:

Number of Shares						Aggregate
						Intrinsic
Total		Number	Exercise	Expiry Date	Aggregate	Value
		Vested	Price		Intrinsic	of Vested
					Value	Options
50,000	(1)	50,000	$3.75	November 1, 2012	-	-
100,000	(2)	-	$3.86	December 1, 2012	-	-
150,000	(3)	150,000	$3.10	December 3, 2012	-	-
400,000	(4)	400,000	$5.25	May 20, 2013	-	-
450,000	(5)	450,000	$3.10	June 3, 2013	-	-
5,000	(6)	5,000	$2.50	March 2, 2014	-	-
400,000	(7)	400,000	$2.50	May 12, 2012	-	-
500,000	(8)	-	$2.50	June 11, 2014	-	-
200,000	(9)	200,000	$3.50	June 29, 2015	-	-
400,000	(10)	-	$4.28	February 1, 2016	-	-
150,000	(11)	-	$3.72	February 24, 2016	-	-
100,000	(12)	50,000	$3.67	March 30, 2016	-	-
270,000	(13)	-	$3.00	February 8, 2017	-	-
3,175,000		1,705,000			-	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2011.

(1) As at June 30, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the nine-month period ended June 30, 2011 (nine months ended June 30, 2010: $nil).

(2) As at June 30, 2011 and September 30, 2010, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

(3) As at June 30, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the nine-month period ended June 30, 2011 (nine months ended June 30, 2010: $31,035).

(4) As at June 30, 2011 and September 30, 2010, these options had fully vested. On February 2, 2011, the expiration date on these options was extended until May 20, 2013. The fair value of this expiry extension was calculated to be $500,000. The Company recognized the full fair value of the extension as stock based compensation in the nine month period ended June 30, 2011 (nine months ended June 30, 2010: $nil).

(5) As at June 30, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation during the six month period ended June 30, 2011. As a result of re-pricing these options on March 26, 2010, the Company recognized stock-based compensation of $196,425 during the nine-month period ended June 30, 2010.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Stated in US Dollars)
Unaudited– Page 10

Note 7	Commitments – (cont’d)

b)

Stock-based Compensation Plan – (cont’d)

(6) As at June 30, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the nine-month period ended June 30, 2011 (nine months ended June 30, 2010: $nil).

(7) As at June 30, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the nine month period ended June 30, 2011 (nine months ended June 30, 2010: $64,268).

(8) As at June 30, 2011 and September 30, 2010 none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(9) As at June 30, 2011 and September 30, 2010 these options had fully vested. The fair value of these options on the grant date was calculated to be $500,000 of which the Company recognized stock-based compensation in the amount of $375,000 for the year ended September 30, 2010. The remaining fair value of $125,000 was recognized as stock-based compensation during the nine-month period ended June 30, 2011 (nine months ended June 30, 2010: $250,000).

(10) These options were granted during the nine-month period ended June 30, 2011 and as at June 30, 2011, none of these options have vested. The options vest as to 100,000 upon completion of the phase I trial, 100,000 upon approval of a phase II a trial, 100,000 upon completion of a phase II a trial and 100,000 upon approval of a phase II trial for ANAVEX 2-73. The fair value of these options was calculated to be $1,244,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(11) These options were granted during the nine-month period ended June 30, 2011 and as at June 30, 2011, none of these options have vested. The options vest on February 24, 2012. The fair value of these options was calculated to be $407,000, of which the Company recognized stock-based compensation in the amount of $140,498 for the nine months ended June 30, 2011.

(12) These options were granted during the nine-month period ended June 30, 2011 and as at June 30, 2011, 50,000 of these options have vested. The remaining 50,000 options vest as to 25,000 on September 30, 2011 and 25,000 on December 31, 2011. The fair value of these options was calculated to be $267,000, of which the Company has recognized $103,500 as stock based compensation during the nine-month period ended June 30, 2011.

(13) As at June 30, 2011 and September 30, 2010, these options have not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

During the nine months ended June 30, 2011, a total of 200,000 options were forfeited including 49,998 which had vested at the time of the forfeiture. In the nine months ended June 30, 2011, prior to their forfeiture, the Company had recognized stock-based compensation of $146,417 (nine months ended June 30, 2010: $nil) in respect of these options.

During the nine months ended June 30, 2011, a total of 50,000 options were cancelled for which the Company had recognized stock-based compensation of $9,910 for the nine months ended June 30, 2010.

During the nine months ended June 30, 2010, a total of 700,000 options were cancelled for which the Company had recognized stock-based compensation totalling $72,500.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted or re-priced during the periods:

	June 30,	June 30,
	2011	2010
Risk-free interest rate	1.60%	2.2%
Expected life of options	4.04 years	5.00 years
Annualized volatility	79.81%	88.54%
Dividend rate	0%	0%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Stated in US Dollars)
Unaudited– Page 11

Note 7	Commitments – (cont’d)

	b)	Stock-based Compensation Plan – (cont’d)

At June 30, 2011, the following summarizes the unvested stock options:

			Weighted
			Average
		Weighted Average	Grant-Date
	Number of Options	Exercise Price	Fair Value
Unvested options at September 30, 2010	1,161,667	$ 2.98	$ 1.80
Granted	650,000	$ 4.06	$ 2.95
Forfeited	(150,002)	$ 3.45	$ 2.51
Vested	(191,665)	$ 3.51	$ 2.53
Unvested options at June 30, 2011	1,470,000	$ 3.35	$ 2.33

At June 30, 2011, there was a total of $344,460 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones. This unrecognized compensation cost is expected to be recognized in the years ended September 30, 2011 and 2012. During the nine-month period ended June 30, 2011, the Company recognized a total of $1,015,415 (June 30, 2010: $624,138) in stock-based compensation included in the financial statements with consulting fees. There has been no stock-based compensation recognized in the financial statements for the period ended June 30, 2011 for options that vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Note 8	Supplemental Cash flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the nine-month period ended June 30, 2011:

a)

The Company issued 3,636 units at $2.75 per unit for finder’s fees related to the private placement. Each unit consists of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012.

b)

The Company issued 853,075 units in the conversion of two notes payable. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued based on the difference between the fair value of the units issued and the carrying value of the debt. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012.

c)

The Company issued 145,063 shares of common stock at their fair value of $4.12 per share to settle non- convertible interest bearing notes payable outstanding in the amount of $398,922, including accrued interest of $26,032. The Company recorded a loss on debt settlement of $198,738 as a result of this transaction.

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

Our Current Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The Anavex portfolio involves new sigma receptor compounds (ligands) in the preclinical and clinical stages that target neurodegenerative diseases and cancer. Our lead drug candidate, ANAVEX 2-73, targeting Alzheimer’s disease (AD), entered first Human Clinical Trials (HCT) in the first quarter of 2011. ABX-CRO Advanced Pharmaceutical Services have been contracted to carry out the current phase I clinical trials. We plan to continue preclinical work on other CNS compounds, including backup compounds to ANAVEX 2-73 for AD, as well as those targeting epilepsy, depression and neuropathic pain, provided sufficient capital is available. Additionally, we intend to further develop compounds in earlier preclinical phases, which target various types of cancer and continue to develop and expand our SIGMACEPTORTM Discovery platform.

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

With our SIGMACEPTOR™-N program, we are focused on developing disease-modifying treatments for CNS conditions using sigma-1 receptor ligands. Among our lead CNS drug candidates, we have made significant progress with ANAVEX 2-73, our lead drug candidate for the treatment of AD, and ANAVEX 19-144, the only and active metabolite of ANAVEX 2-73, which may be an AD back-up compound and potential lead drug candidate for epilepsy. Preclinical data reveals that these compounds exhibit significant anti-amnesic, neuroprotective and anticonvulsant properties in a variety of in vitro systems and specialized animal models. These activities involve sigma-1, muscarinic and NMDA receptor components as well as ion channels, indicating a unique mode of action. In AD animal models, ANAVEX 2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors and may offer a disease-modifying approach in AD. ANAVEX 2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology. In epilepsy, ANAVEX 19-144 controls seizures and the epileptogenesis process in animal models. Moreover, its neuroprotective properties may prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain from epileptic seizures. We have also reported promising developments with ANAVEX 1-41, which is a sigma-1 agonist and a lead compound for depression and a back- up compound for AD. Preclinical tests revealed significant neuroprotective benefits (i.e., protects nerve cells from degeneration or death) through the modulation of endoplasmic reticulum, mitochondrial and oxidative stress, which damages and destroys cells and is believed by some scientists to be primary causes of AD. In addition, in animal models, ANAVEX 1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action. ANAVEX 1-41 may offer disease-modifying options that reverse memory and learning deficits and protect nerve cells from death through its anti-amnesic and neuroprotective actions. ANAVEX 1-41 may slow the progression of AD.

Our SIGMACEPTOR™-C program leverages the unique properties of sigma-1 and/or sigma-2 receptor ligands, which may allow for the development of a new class of promising drug candidates designed to combat various types of solid tumors. Sigma receptors are highly expressed in different tumor cell types. Binding by appropriate sigma-1 and/or sigma-2 ligands can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with ion channels, our drug candidates are believed to play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation. The compounds in our oncology program are in preclinical testing, and there is no guarantee that the activity demonstrated in preclinical models will be shown in human testing.

ANAVEX 7-1037, our lead drug candidate for the treatment of prostate cancer, is a low molecular weight, synthetic compound exhibiting high affinity for sigma-1 receptors at nanomolar levels and moderate affinity for sigma-2 receptors and sodium channels at micromolar levels. In advanced preclinical studies, this compound revealed antitumor potential with no toxic side effects. It has also been shown to selectively kill human cancer cells without affecting normal/healthy cells and also to significantly suppress tumor growth in immune-deficient mice models. Scientific publications emphasize the promise of sigma receptor ligands, highlighting the fact that these ligands may stop tumor growth and induce selective cell death in various tumor cell lines, including leukemia, melanoma and cancers of the colon, breast, prostate, lung, brain, ovary and kidney.

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

Expenses

Our expenses for the three and nine months ended June 30, 2011 and 2010 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Accounting and audit fees	$39,220	$26,983	$126,548	$115,778
Amortization	377	190	1,275	570
Bank charges and interest	2,727	1,427	6,518	4,417
Consulting	625,298	483,915	2,295,201	1,506,805
Investor relations	38,652	29,734	118,187	111,727
Legal fees	59,363	54,826	116,710	100,509
Office and miscellaneous	4,995	83,269	24,615	185,400
Insurance	16,937	-	37,859	-
Registration and filing fees	9,380	7,667	54,805	17,120
Rent	2,354	-	55,172	-
Research and development	777,971	613,161	2,005,503	1,640,249
Travel	59,864	-	111,615	-
Website design and		1,692		1,692
maintenance
Total expenses	$1,637,138	$1,302,864	$4,954,008	$3,684,267

Three Months Ended June 30, 2011 and 2010

Expenses for the three months ended June 30, 2011 increased by $334,274 over the same period in 2010.

  Consulting fees increased by $141,383 from $483,915 for the three months ended June 30, 2010 to $625,298 for the same period in 2011 primarily as a result of increased management infrastructure.

  Insurance expense increased by $16,937 from $nil for the three months ended June 30, 2010 to $16,937 for the same period in 2011 primarily related to the addition of a clinical trial liability insurance policy.

  Registration and filing fees increased by $1,713 from $7,667 for the three months ended June 30, 2010 to $9,380 for the same period in 2011 primarily related to the increase in the number of corporate filings.

  Rent and administration expenses increased by $2,354 from $nil for the three months ended June 30, 2010 for the same period in 2011 primarily as a result of establishing office and infrastructure in North America.

  Legal fees increased by $4,537 from $54,826 for the three months ended June 30, 2010 to $59,363 for the same period in 2011 primarily related to increased patent and general counsel activity.

  Research and development charges increased by $164,810 from $613,161 for the three months ended June 30, 2010 to $777,971 for the same period in 2011 primarily related to increased preclinical and clinical activity related to ANAVEX 2-73.

Nine Months Ended June 30, 2011 and 2010

Expenses for the nine months ended June 30, 2011 increased by $1,269,741 over the same period in 2010.

  Consulting fees increased by $788,396 from $1,506,805 for the nine months ended June 30, 2010 to $2,295,201 for the same period in 2011 primarily as a result of increased management infrastructure and an increase in stock based compensation from additional option issuances resulting therefrom.

  Insurance expense increased by $37,859 from $nil for the nine months ended June 30, 2010 to $37,859 for the same period in 2011 primarily related to the addition of a clinical trial liability insurance policy.

  Registration and filing fees increased by $37,685 from $17,120 for the nine months ended June 30, 2010 to $54,805 for the same period in 2011 primarily related to the acceleration of expenses related to costs associated with preparing and issuing the proxy and the annual meeting.

  Rent and administration expenses increased by $55,172 from $nil for the nine months ended June 30, 2010 to $55,172 for the same period in 2011 primarily as a result of establishing office and infrastructure in North America.

  Legal fees increased by $16,201 from $100,509 for the nine months ended June 30, 2010 to $116,710 for the same period in 2011 primarily related to increased patent and general counsel activity.

  Research and development charges increased by $365,254 from $1,640,249 for the nine months ended June 30, 2010 to $2,005,503 for the same period in 2011 primarily related to increased preclinical and clinical activity related to ANAVEX 2-73.

Income and loss

Other income and (loss) for the three month period ended June 30, 2011, amounted to $(58,254) as compared to $(662,831) for the comparable three month period ended June 30, 2010. The increase in gain of $604,577 is primarily attributable to:

(a)	the gain from accretion of debt discount of $(17,021) recognized in the three month period ended June 30, 2010 from $(29,400) recognized in the same period in 2011;

(b)	the change in fair value of derivative liabilities of $(594,243) recognized in the three month period ended June 30, 2010 from $110,000 recognized in the same period in 2011;

(c)

interest expense of $95,835 recognized in the three month period ended June 30, 2010 as compared to lower interest expense of $3,994 recognized in the same period in 2011 as a result of debt conversions that occurred in the same period ended June 30, 2011; and

(d)	offset by the foreign exchange gain of $44,268 recognized in the three month period ended June 30, 2010 as compared with a loss of $18,352 recognized in the same period in 2011.

Other income and (loss) for the nine month period ended June 30, 2011, amounted to $(931,841) as compared to $(2,308,124) for the comparable nine month period ended June 30, 2010. The decrease in loss of $1,376,283 is primarily attributable to:

(a)	the loss from accretion of debt discount of $1,241,678 recognized in the nine month period ended June 30, 2010 as compared with a loss of $29,400 recognized in the same period in 2011;

(b)	the change in fair value of derivative liabilities of $(993,232) recognized in the nine month period ended June 30, 2010 as compared with a gain of $110,000 recognized in the same period in 2011;

(c)

interest expense of $151,794 recognized in the nine month period ended June 30, 2010 as compared to lower interest expense of $15,895 recognized in the same period in 2011 as a result of debt conversions that occurred in the same period ended June 30, 2011; and

(d)	offset by the foreign exchange gain of $78,580 recognized in the nine month period ended June 30, 2010 as compared with a loss of $44,558 recognized in the same period in 2011.

Change in fair value of derivative liability

We recognized a gain of $110,000 on derivative financial instruments for the three months ended June 30, 2011, as compared to $(594,243) for the prior year’s comparable period. We recognized a gain of $110,000 on derivative financial instruments for the nine month period ended June 30, 2011, as compared to a loss of $993,232 for the prior year’s comparable period. The related convertible promissory notes were amended as of September 30, 2010 to remove the embedded conversion feature.

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

Liquidity and Capital Resources

Working Capital

	June 30, 2011	September 30, 2010
Current Assets	1,276,418	325,758
Current Liabilities	2,252,687	3,290,071
Working Capital (Deficit)	$(976,269)	$(2,964,313)

As of June 30, 2011, we had $1,222,654 in cash, an increase of $957,985 from September 30, 2010. The principal component of this increase in cash was provided by financing activities. As of June 30, 2011, we had a working capital deficit of $976,269, a decrease of $1,988,044 from September 30, 2010. The principal component of this decrease in working capital deficit was the reduction in our current liabilities and increase in cash due to financing activities.

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

On November 25, 2010 we issued an aggregate of 29,851 units of our securities at a purchase price of $3.35 per unit for total proceeds of $100,000. Each unit consists of one share of common stock in the capital of our company and one-half of one common share purchase warrant. One full warrant entitles the holder to purchase one additional share of common stock at a price of $4.50 per warrant share for a period of two years.

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

Anticipated Expenses

We anticipate that we will require up to $10,000,000 for the 12 month period ending June 30, 2012 to implement our plan of operation of researching and developing our patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to complete the next clinical trial for ANAVEX 2-73, and to perform work necessary to prepare other compounds to enter into clinical development. If we are not able to secure additional financing, we will not be able to implement and fund this work.

Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
Cash flows used in operating activities	$(2,878,890)	$(2,930,002)
Cash flows from financing activities	3,836,875	4,037,447
Cash flows from investing activities	-	-
Increase (decrease) in cash	$957,985	$1,107,445

Cash flow used in operating activities

Our cash used in operating activities for the nine month period ended June 30, 2011 was $2,878,890 compared to $2,930,002 used in operating activities for the nine month period ended June 30, 2010.

Cash flow provided by financing activities

Our cash provided by financing activities for the nine month period ended June 30, 2011 was $3,836,875 compared to $4,037,447 provided by financing activities for the nine month period ended June 30, 2010.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the nine months ended June 30, 2011 or 2010.

Going Concern

At June 30, 2011, we had an accumulated deficit of $27,231,119 since our inception and incurred a net loss of $5,885,849 for the nine month period ended June 30, 2011. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the year ended September 30, 2010.

Future Financing

We will require additional financing to fund our planned operations, including further strengthening our patents, securing patents for other compounds and any further intellectual property that we may acquire and commencing clinical development. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and especially the market for early development stage pharmaceutical and biotechnology research and development company stocks persist.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $27,231,119 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

It will take several years before we are able to develop potentially marketable products, if at all. Our research and development plans will require substantial additional capital, arising from costs to:

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

Following successful non-clinical testing, potential drug compounds will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From the first human trial through to regulatory approval can take many years and 10-12 years is not unusual for certain compounds.

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. We currently have one drug compound in clinical trials, however, when any of our products enter into clinical trials or become marketed products they could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance costs along with the defence or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, causing our business to suffer.

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

We own patents related to our potential drug compounds. However, these patents do not ensure the protection of our intellectual property for a number of reasons, including the following:

1.

Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate as claimed under our patents and patent applications. Competitors may also contest our patents and patent application, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent application are not valid for a number of reasons. If a court agrees, we would lose that patents or patent application. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

2.

Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.

3.	Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe our patent(s).

4.

Our patents are not issued in all possible geographies where our products may be marketed. Currently, we have submitted for patent protection and have been issued patents for certain claims in Greece. We have submitted for patent protection on all of the major markets in the world. We may not necessarily be successful in securing patents for further claims and products in Greece, nor may we necessarily be successful in securing the existing claims and product patents in countries and jurisdictions where we have applied but have not yet had those patents issued. If we do not receive issued patents in these other key markets, our ability to advance our compounds will be severely hampered and we will be much less attractive to potential partners.

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

We face burdens relating to corporate governance and financial reporting standards. Legislations or regulations such as Section 404 of the Sarbanes-Oxley Act of 2002 impose strict corporate governance and financial reporting standards and have led to substantial costs of compliance including consulting, auditing and legal fees. Any new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in law.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of June 30, 2011, we had total liabilities of $2,252,687 and debt of $827,900. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

Though our president is contracted in full-time service to the company, our Principal Executive Officer is employed in other positions with other companies. As a result, our company is and may continue to be managed on a part-time basis. Our business could be adversely impacted by the lack of a full time management team.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 19, 2011 we issued 700,000 shares of our common stock through the exercise of warrants. The shares of our common stock were issued at $2.25 per share for aggregate proceeds of $1,575,000. We issued these shares to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Dr. Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Dr. Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)

Exhibit Number	Description
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.16	Amended Consulting Agreement with Dr. Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.18	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.20	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.21	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.22	Stock Option Agreement with Dr. Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.23	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.24	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.25	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.26	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.27	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.28	Stock Option Agreement with Dr. Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.29	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.30	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.32	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.33	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.34	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.35	Form of Subscription Agreement for US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.36	Form of Subscription Agreement for non-US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.37	Form of Warrant Certificate for US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.38	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.39	Shares for Services Agreement dated July 5, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)

Exhibit Number	Description
10.40	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
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

10.43	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.44	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.45	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.46	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.47	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.48	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.49	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.50	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.53	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.54	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.55	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.56	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.57	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.58	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.59	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.61	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.62	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.63	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)

Exhibit Number	Description
10.64	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)
10.65	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.66	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.67	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.68	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.69	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Dr. Cameron Durrant
31.2*	Section 302 Certification of Harvey Lalach
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Dr. Cameron Durrant
32.2*	Section 906 Certification of Harvey Lalach
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:
/s/Dr. Cameron Durrant
Dr. Cameron Durrant
Executive Chairman and Director
(Principal Executive Officer)
Date: August 12, 2011

/s/Harvey Lalach
Harvey Lalach
President, Chief Operating Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 12, 2011