Form 10-K
period 2011-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2011-12-22
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2011
or

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

45 Tintern Lane, Portola Valley, California 84028
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
Yes [X]     No [   ]

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $64,321,329

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 27,187,174 shares of common stock are issued and outstanding as of December 19, 2011.

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

PART I

ITEM 1. BUSINESS

Our Current Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The ANAVEX portfolio involves novel compounds (ligands) directed to sigma receptor in preclinical and clinical stages of development that target neurodegenerative diseases and cancer. Our lead drug candidate, ANAVEX 2-73, targeting Alzheimer’s disease (AD), entered first Human Clinical Trials (HCT) in the first quarter of 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services. On November 14, 2011, we announced the successful completion of a Phase 1 single ascending dose (SAD) clinical trial of ANAVEX 2-73. We plan to continue preclinical work on other CNS compounds targeting epilepsy, depression and neuropathic pain provided sufficient capital is available. Additionally, we intend to further develop compounds in earlier preclinical phases, which target various types of cancer and continue to develop and expand our SIGMACEPTOR™ Discovery platform.

Our Pipeline

Our proprietary SIGMACEPTOR™ Discovery Platform has resulted in and continues to generate small molecule drug candidates with unique modes of action, by making use of our leading understanding of sigma receptors. Sigma receptors represent potential targets for therapeutics to potentially combat many human diseases, including AD. When bound by the appropriate ligands, these receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

With our SIGMACEPTOR™-N program, we are focused on developing disease-modifying treatments for CNS conditions using ligands that activate sigma-1 receptors. Among our lead CNS drug candidates, we have made significant progress with ANAVEX 2-73, our lead drug candidate for the treatment of AD, and ANAVEX 19-144, the only and active metabolite of ANAVEX 2-73.

Our molecules may offer a disease-modifying approach in AD. Preclinical data reveals that ANAVEX 2-73 and ANAVEX 19-144 exhibit significant anti-amnesic, neuroprotective and anticonvulsant properties in a variety of in vitro systems and specialized animal models. These activities involve sigma-1, muscarinic and NMDA receptors as well as ion channels, indicating a unique mode of action. In AD animal models, ANAVEX 2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. ANAVEX 2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology. ANAVEX 19-144 controls seizures and the epileptogenesis process in animal models. Moreover, its neuroprotective properties may prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain from epileptic seizures.

On November 14, 2011 we announced the successful completion of a Phase 1 single ascending dose (SAD) clinical trial of ANAVEX 2-73. In this Phase 1 SAD trial, the maximum tolerated single dose was defined per protocol as 55-60 mg. This dose is above the equivalent dose shown to have positive effects in mouse models of AD. There were no significant changes in laboratory or electrocardiogram (ECG) parameters. ANAVEX 2-73 was well tolerated below the 55-60 mg dose with only mild adverse events in some volunteers. Observed adverse events at doses above the maximum tolerated single dose included headache and dizziness, which were moderate in severity and reversible. These side effects are often seen with drugs that target central nervous system (CNS) conditions, including AD.

The ANAVEX 2-73 Phase 1 SAD trial was conducted as a randomized, placebo-controlled study. Healthy male volunteers between the ages of 18 and 55 received single, ascending oral doses over the course of the trial. Study endpoints included safety and tolerability together with pharmacokinetic parameters. Pharmacokinetics includes the absorption and distribution of a drug, the rate at which a drug enters the blood and the duration of its effect, as well as chemical changes of the substance in the body. This study was conducted in Germany in collaboration with ABX-CRO, a clinical research organization that has conducted several Alzheimer’s disease studies, and the Technical University of Dresden.

We have also reported promising developments with ANAVEX 1-41, which is a sigma-1 agonist. Preclinical tests revealed significant neuroprotective benefits (i.e., protects nerve cells from degeneration or death) through the modulation of endoplasmic reticulum, mitochondrial and oxidative stress, which damages and destroys cells and is believed by some scientists to be a primary cause of AD. In addition, in animal models, ANAVEX 1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action.

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

Alzheimer’s disease

According to the World Health Organization, dementia currently affects an estimated 37 million people worldwide and approximately 50% of these cases are caused by Alzheimer’s disease (AD). The worldwide prevalence of AD was over 26 million in 2006, as reported by Johns Hopkins University. By 2050, it is anticipated to quadruple and 1 in 85 people worldwide are anticipated to be living with the disease. AD is considered to be a healthcare system ‘time-bomb’. Medications on the market today only treat the symptoms of AD -- they do not have the ability to stop its onset or its progression. Meanwhile, the majority of AD treatments currently in development are focused on reducing or dissolving amyloid-beta plaques. To date there have been several well-publicized failures of therapies that were highly effective at clearing amyloid-beta plaques but which had no impact on the disease.

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

The Market in General

In 2010, IMS Health forecasts American annual spending on all pharmaceuticals to reach $880 billion in 2011.

In 2011, Medical Expenditure Panel Survey described a market for outpatient pharmaceutical prescriptions in America in excess of $230 billion, with CNS prescriptions as the second largest therapeutic expenditure at more than $35 billion.

The leading AD pharmaceutical treatment is Aricept® (donepezil). In 2010, Aricept® went ‘off patent’ with annual sales in excess of $3.5 billion.

Competition

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive

At this time, we view our competition as other biomedical development companies that are also trying to discover compounds to be used in the treatment of Alzheimer’s disease, and those companies already doing so. Those companies include Prana Biotechnology Limited (NASDAQ:PRAN), Elan Corporation, plc. (NYSE:ELN), Pfizer Inc. (NYSE:PFE), Forest Pharmaceuticals, Inc. (NYSE:FRX), Novartis AG (NYSE:NVS), GlaxoSmithKline Inc. (NYSE:GSK), Merck & Co., Inc. (NYSD:MRK), and F. Hoffman-La Roche Ltd. (SIX:ROG).

Each of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval, and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors will be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to acquire funding for our research and development. To continue to acquire funding for our research and development, we will likely have to show progress toward our goals and will eventually be expected to develop a compound that may result in a transaction with a major pharmaceutical company.

Our research and development is highly speculative and we may never discover or develop any compounds that we are capable of selling to pharmaceutical companies.

Rapid technological development, as well as new scientific developments, may result in our compounds becoming obsolete before we can recover any of the expenses incurred to develop them.

Patents, Trademarks and Intellectual Property

We currently own the following patents:

ANAVEX INTELLECTUAL PROPERTY ASSETS
Title of Application/ Patent No./Jurisdiction	Filing/ Expiration	Claims
Patent No. 1002616/Greece	February 21, 1996 February 22, 2016	Synthesis and method of synthesis of molecule Tetrahydro - N, N - dimethyl - 2,2 - diphenyl - 3 - furanemethanamine (AE 37), with anticonvulsant, antidepressant and nootropic activity
Patent No. 1004208/Greece	October 15, 2001 October 14, 2021	Aminotetrahydrofuran derivatives, muscarinic/sigma/sodium channel ligands, with synergic sigma/muscarinic (neuroactivating) and sigma/sodium channel (neuroprotective) components, as prototypical activating – neuroprotectors and neuroregenerative drugs
Patent No. 1004868/Greece	April 22, 2003 April 21, 2023	Aminotetrahydrofuran derivatives, muscarinic/sigma/sodium channel ligands, ortho-and allo-sterically operating, as prototypical neuromodulating and neuroregenerative drugs
Patent No. 1005865/ Greece	January 17, 2007 January 16, 2027	New sigma (σ) receptor ligands with anti-apoptotic and/or pro- apoptotic properties over cellular biochemical mechanisms, with neuroprotective, anti-cancer, anti- metastatic and anti-(chronic) inflammatory action
Patent No. 1006794/Greece	February 26, 2009 February 27, 2029	Sigma (σ) receptor ligands with anti-apoptotic and/or pro-apoptotic properties, over cellular mechanisms, exhibiting prototypical cytoprotective and also anticancer activity
Patent Application 201100100140 Greece	March 9, 2010 March 10, 2030	Synthesis and method of synthesis of molecules 1- methylo-4-[4,4-difainylo-4(Adantylo1-boutylo)] piperzine and its structural analogues with anticancer properties

Patent Application 20110100397 Greece	July 8, 2011 July 7, 2031	Synthesis of (+) and (-) 1-(5,5-difainylotetraydrofourane-
3-yl)-Ν,Ν-dimethylomethylamine, (+) and (-) 1-(2,2-
difainylotetraydrofourane-3-yl)-Ν,Ν-
dimethylomethylamine, and (+) and (-) 1-(2,2-
difainylotetraydrofourane-3-yl)-Ν- methylomethylamine
PATENTS AND PATENTS APPLICATIONS REGISTERED WITH THE WORLD INTELLECTUAL ORGANISATION (WIPO) UNDER THE PATENT COOPERATION TREATY (PCT)
PCT/ National Phase - GR 2008/000002 Europe – 08702158.0 USA – 12/522.761 Russia – 2009125211 India – 2392/KOLNP/2009 China – 200880002334.5 Hong Kong 004800011111	January 17, 2007 May 28, 2009 July 10, 2009 June 26, 2009 June 29, 2009 July 16, 2009 July 2, 2010	On basis of Greek Patent 1005865 (Application 20070100020/17-01-2007)
PCT Request International Filing GR2010/000009 India – 3266/KOLNP/2011 Russia – 2011131708 USA – 13/201.271 China – 201080009029.6 Europe – 10706348.9	February 17, 2010 July 19, 2011 July 28, 2011 August 12, 2011 August 23, 2011 August 30, 2011	On basis of Greek Patent 1006794 (Application 20090100115/26-02-2009)

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

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It is now our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment, advisory, or consulting relationships with us. We expect that these agreements will provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances.

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

Research and Development Expenses

A significant portion of our operating expenses is related to research and development, and we intend to maintain a strong commitment to research and development activities. See Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for fiscal years 2011 and 2010.

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

Alexandre Vamvakides, Ph.D. Dr. Vamvakides has spent 30 years in research, focusing on the therapeutic/pharmacological areas of anti-neurodegenerative, antiepileptic and anti-depressive molecules. The author of more than 80 scientific papers, he has worked at the Institut national de la santé et de la recherche médicale (INSERM), the University of Athens, Ciba-Geigy (now Novartis), Sanofi (now sanofi-aventis) and many other research laboratories throughout Europe, for the discovery and development of new concepts in the therapeutic areas of CNS, oncology and anti-inflammatory diseases. Dr. Vamvakides entered into an agreement by which he transferred intellectual property to Anavex in exchange for certain consideration. His consideration includes a royalty on commercial sales based on the intellectual property transferred. To date, the Company’s product development has been based exclusively on intellectual property received in the transfer.

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

Dr. Paul Aisen. Dr. Aisen is a leading clinician and researcher in Alzheimer’s disease clinical trials and is on the faculty of the University of California, San Diego (UCSD) School of Medicine’s Department of Neurosciences. His primary research interests focus on the development of new strategies for the treatment of Alzheimer’s disease. Since 2007, Dr. Aisen has been Director of the Alzheimer’s Disease Cooperative Study, a consortium funded by the National Institute on Aging (NIA) to develop assessment instruments and conduct clinical trials. Dr. Aisen is Associate Editor of Alzheimer’s Research and Therapy, a major international peer-reviewed journal, and sits on the editorial board of BMC Medicine. He has published more than 180 peer-reviewed papers.

Dr. Rachelle Doody. Dr. Doody is the Effie Marie Cain Chair in Alzheimer’s Disease Research and Professor of Neurology at Baylor College of Medicine, where she received an M.D. She completed internship and residency training at the Royal Victoria Hospital and Montreal Neurologic Institute in Montreal, and at Baylor College of Medicine. Dr. Doody has a Ph.D. in Cognitive Anthropology from Rice University and has published over 135 original articles. She participates in national and international collaborative efforts, review boards, and advisory boards including Steering Committees for the NIH AD Cooperative Study and the AD Neuroimaging Initiative.

Dr. Jeffrey Cummings. Dr. Cummings is Professor of Neurotherapeutics and Drug Development in the Neurological Institute, Cleveland Clinic and Director of the Cleveland Clinic Lou Ruvo Center for Brain Health, Las Vegas, Nevada and Cleveland, Ohio. Dr. Cummings was formerly the Augustus S. Rose Professor of Neurology and Professor of Psychiatry and Biobehavioral Sciences at the David Geffen School of Medicine at UCLA, Los Angeles, California. He was Director of the Mary S. Easton Center for Alzheimer’s Disease Research and Director of the Deane F. Johnson Center for Neurotherapeutics at UCLA. Dr. Cummings has expertise in neuropsychiatric assessment, outcomes in clinical trials, clinical trial design and analysis, and global clinical trials and is an experienced consultant to industry.

Officers

We currently engage the services of two consultants who act for our company in the capacity of president, secretary, chief operating officer and interim chief financial officer, and executive director respectively. We also have 14 consultants assisting us in our research and development activities.

ITEM 1 A. RISK FACTORS

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $ 28,652,417 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our independent auditors have noted in their report concerning our annual financial statements for the fiscal year ended September 30, 2011 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities.

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

As of September 30, 2011, we had total liabilities of $1,345,443 and accumulated deficit of $29,203,221. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

A prolonged decline in the price of our common stock could result in a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares of common stock:

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

Trading of our common stock may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one period to another. Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities quoted on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

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

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. We obtained the following high and low bid information from the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. On December 16, 2011, the closing price of our common stock as reported by the OTC Bulletin Board was $1.21 per share.

Quarter Ended	High	Low
September 30, 2011	$2.50	$0.00
June 30, 2011	$3.65	$1.01
March 31, 2011	$4.45	$0.00
December 31, 2010	$4.25	$3.05
September 30, 2010	$4.15	$3.00
June 30, 2010	$3.61	$2.30
March 31, 2010	$3.30	$1.94
December 31, 2009	$2.83	$1.80

Transfer Agent

Shares of our common stock are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of December 19, 2011, there were 84 holders of record of our common stock. As of such date, 27,187,174 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2011:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,375,000	3.18	1,625,000
Equity compensation plans not approved by security holders	nil	-	nil
Total	2,375,000	3.18	1,625,000

Stock Option Plan

On April 17, 2007, our directors adopted the 2007 Stock Option Plan. On May 25, 2007, our stockholders ratified and approved the 2007 Stock Option Plan at the annual meeting of stockholders. As of September 30, 2011, 2,375,000 options have been granted to employees, directors, officers and consultants of our company.

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

On February 2, 2011 we amended and restated our 2007 stock option plan to increase the number of shares authorized to be issued under the plan to 4,000,000

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2011, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2011, included elsewhere in this annual report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this annual report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this annual report. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain commercial partners, (6) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this annual report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States and Canada, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We are a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The ANAVEX portfolio involves novel compounds (ligands) directed to sigma receptors in preclinical and clinical stages that target neurodegenerative diseases and cancer. Our lead drug candidate, ANAVEX 2-73, targeting Alzheimer’s disease (AD), entered first Human Clinical Trials (HCT) in the first quarter of 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services. On November 14, 2011, we announced the successful completion of a Phase 1 single ascending dose (SAD) clinical trial of ANAVEX 2-73. We plan to continue clinical work for ANAVEX 2-73 and on other CNS compounds, including those targeting epilepsy, depression and neuropathic pain, provided sufficient capital is available. Additionally, we intend to further develop compounds in earlier preclinical phases, which target various types of cancer and continue to develop and expand our SIGMACEPTORTM Discovery platform.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Expenses

Our expenses for the fiscal year ended September 30, 2011 and 2010 were as follows:

	Year Ended September 30,
	2011	2010
Accounting and audit fees	$158,225	$151,010
Amortization and depreciation	1,657	910
Bank charges and interest	8,701	6,867
Consulting fees	2,757,835	2,082,888
Insurance	48,152	-
Investor relations	133,805	186,221
Legal fees	140,613	173,369
Management fees	-	-
Office and miscellaneous	30,068	39,722
Registration and filing fees	58,878	27,675
Rent and administration	63,110	12,810
Research and development	2,597,279	2,728,836
Travel	182,259	236,268
Website design and maintenance	-	1,692
Total expenses	$6,180,582	$5,648,268

Year ended September 30, 2011 and 2010

Expenses for the fiscal year ended September 30, 2011 increased by $532,314 over the same period in 2010. Accounting and audit fees have increased by $7,215 from $151,010 for the fiscal year ended September 30, 2010 to $158,225 for the fiscal year ended September 30, 2011 primarily as a result of our company having to address complex accounting matters resulting from our various agreements, thereby requiring increased attention by our external auditors. Consulting fees have increased by $674,947 from $2,082,888 for the fiscal year ended September 30, 2010 to $2,757,835 for the fiscal year ended September 30, 2011 as a result of higher stock-based compensation charges related to the re-pricing of stock options during the year. Investor relations expenses have decreased by $52,416 from $186,221 for the fiscal year ended September 30, 2010 to $133,805 for the fiscal year ended September 30, 2011 as a result of decreased fundraising and corporate awareness activities. Legal fees have decreased by $32,756 from $173,369 for the fiscal year ended September 30, 2010 to $140,613 for the fiscal year ended September 30, 2011 primarily related to decreased private placement activities and drafting and review of agreements related to clinical trials and other activities during the fiscal year ended September 30, 2011. Registration and filing fees have increased by $31,203 from $27,675 for the fiscal year ended September 30, 2010 to $58,878 for the fiscal year ended September 30, 2011 as a result of increased corporate activities and enhanced filing requirements. Rent and administration fees have increased by $50,300 from $12,810 for the fiscal year ended September 30, 2010 to $63,110 for the fiscal year ended September 30, 2011 as a result of office lease expenses in North America. Research and development expenses have decreased by $131,557 from $2,728,836 for the fiscal year ended September 30, 2010 to $2,597,279 for the fiscal year ended September 30, 2011 as a result of decreased preclinical activities relating to preparation for clinical trials for Anavex 2-73. Travel expenses have decreased by $54,009 from $236,268 for the fiscal year ended September 30, 2010 to $182,259 for the fiscal year ended September 30, 2011 as a result of decreased travel related to clinical trial and fundraising and corporate awareness activities.

Interest and financing fees decreased by $194,713 from $284,959 to $90,246 largely as a result of converting promissory notes to shares during the year and thus avoiding further long-term debt interest charges. Similarly, accretion of debt discount decreased by $1,767,578 from $1,836,997 to $69,419 as a result of modifying the terms of the convertible notes in the year ended September 30, 2010 such that embedded conversion features were no longer required to be bifurcated as a derivative liability. Debt conversion expense increased to $504,160 from $Nil as a result of inducing conversion of promissory notes during the year by reducing a contracted conversion price.

Liquidity and Capital Resources

Working Capital

	September 30, 2011	September 30, 2010
Cash	$134,702	$264,669
Current Assets	200,605	325,758
Current Liabilities	1,345,443	3,290,071
Working Capital (Deficit)$	$(1,144, 838)	$(2,964,313)

As of September 30, 2011, we had $134,702 in cash, a decrease of $129,967 from September 30, 2010. The principal components of this decrease in cash relate to the cash used in operating activities of $3,801,479, offset by the cash provided by financing activities of $3,671,512, including proceeds from the issuance of common shares of $3,021,512 and proceeds from the issuance of promissory notes of $750,000. As of September 30, 2011, we had a working capital deficit of $1,144,838, a decrease in deficit of $1,819,475 from September 30, 2010. The principal component of this decrease in working capital deficit was the decrease in promissory notes payable of $1,624,389 that were converted to common equity during the year ended September 30, 2011.

We anticipate that we will require up to $10,000,000 for the 12 month period ending September 30, 2012to implement our plan of operation of researching and developing our patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to continue clinical trials of Anavex 2-73 and continued research and development of our Sigmaceptor™ platform. If we are not able to secure additional financing, we will not be able to implement and fund this work.

Going Concern

At September 30, 2011, we had an accumulated deficit of $29,203,221 since our inception and incurred a net loss of $7,307,147 for the fiscal year ended September 30, 2011. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2011.

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

Derivative Liabilities

Our convertible promissory notes include embedded conversion options which, prior to their amendments, were required to be accounted for as separate derivative liabilities. These liabilities were required to be measured at fair value. These instruments were adjusted to reflect fair value at each period end. Any increase or decrease in the fair value was recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used the binomial pricing model.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis, which is effective for fiscal years beginning after December 15, 2010. We are currently assessing the impact of ASU 2010-6 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Stated in US Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Anavex Life Sciences Corp.
(a Development Stage Company)

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, cash flows and changes in capital deficit for the years then ended and for the period from January 23, 2004 (date of inception) to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. at September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from January 23, 2004 (date of inception) to September 30, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $29,203,221 at September 30, 2011 and incurred a net loss of $7,307,147 for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada

December 16, 2011

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and September 30, 2010
(Stated in US Dollars)

ASSETS	September 30,	September 30,
	2011	2010

Current
Cash	$134,702	$264,669
VAT recoverable	809	37,820
Deferred financing charge - Note 5	55,464	-
Prepaid expenses	9,630	23,269
	200,605	325,758
Equipment	2,434	4,091
	$203,039	$329,849

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 7	$410,024	$797,763
Derivative liability - Note 4	67,500	-
Promissory notes payable - Note 5	867,919	2,492,308
	1,345,443	3,290,071

CAPITAL DEFICIT

Capital stock - Note 6
Authorized: 150,000,000 common shares, par value $0.001 per share Issued and outstanding: 26,571,574 common shares (September 30, 2010 - 23,516,952)	26,572	23,517
Additional paid-in capital	28,034,245	18,912,335
Deficit accumulated during the development stage	(29,203,221)	(21,896,074)
	(1,142,404)	(2,960,222)
	$203,039	$329,849

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 2011 and 2010 and
for the period from January 23, 2004 (Date of Inception) to September 30, 2011
(Stated in US Dollars)

	Years Ended		January 23, 2004
	September 30,		(Date of Inception) to
	2011	2010	September 30, 2011
Expenses
Accounting and audit fees	$158,225	$151,010	$522,353
Amortization and depreciation	1,657	910	3,197
Bank charges and interest	8,701	6,867	36,344
Consulting fees - Note 7	2,757,835	2,082,888	10,588,725
Insurance	48,152	-	48,152
Investor relations	133,805	186,221	723,569
Legal fees	140,613	173,369	527,102
Management fees	-	-	14,625
Office and miscellaneous	30,068	39,722	138,537
Registration and filing fees	58,878	27,675	127,604
Rent and administration	63,110	12,810	224,670
Research and development	2,597,279	2,728,836	9,905,089
Travel	182,259	236,268	674,318
Website design and maintenance	-	1,692	28,417

Loss before other income (expenses)	(6,180,582)	(5,648,268)	(23,562,702)

Other income (expenses)
Interest and financing fees	(90,246)	(284,959)	(487,680)
Accretion of debt discount - Note 5	(69,419)	(1,836,997)	(2,076,580)
Change in fair value of derivative liability - Note 4	100,000	(630,774)	(530,774)
Debt conversion expense - Note 5	(504,160)	-	(504,160)
Loss on settlement of accounts payable - Note 6	(334,053)	(444,000)	(778,053)
Loss on extinguishment of debt - Note 5	(198,738)	-	(686,207)
Foreign exchange gain (loss)	(29,949)	61,961	(26,261)

Net loss for the period	$(7,307,147)	$(8,783,037)	$(28,652,417)

Basic and diluted loss per share	$(0.29)	$(0.41)

Weighted average number of shares outstanding	25,169,065	21,440,558

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2011 and 2010 and
for the period from January 23, 2004 (Date of Inception) to September 30, 2011
(Stated in US Dollars)

			January 23, 2004
	Years ended September 30,		(Date of Inception) to
	2011	2010	September 30, 2011

Cash Flows used in Operating Activities
Net loss for the period	$(7,307,147)	$(8,783,037)	$(28,652,417)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	1,657	910	3,197
Accretion of debt discount	69,419	1,836,997	2,076,580
Stock-based compensation	1,273,162	770,055	4,540,339
Amortization of deferred financing charge	44,536	55,777	100,313
Change in fair value of derivative liability	(100,000)	630,774	530,774
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	-	390,510
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	504,160	-	504,160
Loss on settlement of accounts payable	334,053	444,000	778,053
Loss on extinguishment of debt	198,738	-	686,207
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to operations:			-
VAT recoverable	37,011	(37,820)	(809)
Prepaid expenses	13,639	(23,088)	(9,630)
Accounts payable and accrued liabilities	1,129,293	511,844	3,491,496
Net cash used in operating activities	(3,801,479)	(4,593,588)	(14,094,415)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	3,021,512	3,095,573	9,250,583
Financing fee	(100,000)		(100,000)
Proceeds from promissory notes	750,000	1,415,000	4,817,500
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	3,671,512	4,510,573	14,234,748

Cash Flows used in Investing Activities
Acquisition of equipment	-	(3,310)	(5,631)
Net cash used in investing activities	-	(3,310)	(5,631)

Increase (decrease) in cash during the period	(129,967)	(86,325)	134,702
Cash, beginning of period	264,669	350,994	-
Cash, end of period	$134,702	$264,669	$134,702

Supplemental Cash Flow Information - Note 10

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to September 30, 2011
(Stated in US Dollars)

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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to September 30, 2011
(Stated in US Dollars)

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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to September 30, 2011
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2008 - brought forward	19,957,420	19,957	4,624,838	125,849	(7,062,814)	(2,292,170)
Stock-based compensation - Note 10	-	-	812,336	-	-	812,336
Capital stock issued for consulting services on November 20, 2008 - $2.63	25,000	25	65,725	(65,750)	-	-
Capital stock issued for consulting services on February 20, 2009 - $2.50	25,000	25	62,475	(62,500)	-	-
Capital stock issued for cash on March 6, 2009 - at $2.25	89,148	89	200,494	-	-	200,583
Capital stock issued for consulting services on March 20, 2009 - at $2.00	2,500	3	4,997	-	-	5,000
Capital stock issued for cash on March 20, 2009 - at $2.25	10,800	11	24,289	-	-	24,300
Capital stock issued for cash on June 11, 2009 - at $2.25	36,000	36	80,964	-	-	81,000
Capital stock issued for services on June 11, 2009 - at $2.25	29,227	29	65,731	-	-	65,760
Capital stock issued for cash on June 19, 2009 - at $2.25	495,556	496	1,114,504	-	-	1,115,000
Capital stock issued for finders' fees on June 26, 2009 - at $2.51	22,222	22	55,755	-	-	55,777
Shares to be issued for consulting services - Note 8	-	-	-	236,337	-	236,337
Capital stock issued for cash on August 19, 2009 - at $2.25	128,888	129	289,869	-	-	289,998
Less: Finders fees			(72,850)	-	-	(72,850)
Beneficial conversion features on convertible debt issuances	-	-	333,056	-	-	333,056
Extinguishment of debt - Note 4	-	-	487,469	-	-	487,469
Cancellation of common shares - Note 6	(75,000)	(75)	234,011	(233,936)	-	-
Share subscriptions received	-	-	-	300,000	-	300,000
Net loss for the year	-	-	-	-	(5,499,419)	(5,499,419)

Balance, September 30, 2009	20,746,761	20,747	8,383,663	300,000	(12,562,233)	(3,857,823)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to September 30, 2011
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2009 - brought forward	20,746,761	20,747	8,383,663	300,000	(12,562,233)	(3,857,823)
Cumulative effect of accounting changes	-	-	(333,056)	-	(550,804)	(883,860)
Capital stock issued for cash on October 2, 2009 - at $2.25	266,666	267	599,733	(300,000)	-	300,000
Capital stock issued in settlement of promissory note on February 2, 2010 - at $2.02	49,505	49	99,951	-	-	100,000
Capital stock issued for cash on April 9, 2010 - at $2.60	92,499	93	240,405	-	-	240,498
Capital stock issued in settlement of debt on April 30, 2010 - at $2.85	9,825	9	27,991	-	-	28,000
Finders' fees paid in cash	-	-	(24,050)	-	-	(24,050)
Capital stock issued for cash on June 29, 2010 - at $2.50	941,000	941	2,351,559	-	-	2,352,500
Finders' fees paid in cash	-	-	(206,500)	-	-	(206,500)
Capital stock issued in settlement of debt on July 5, 2010 - at $2.50	400,000	400	999,600	-	-	1,000,000
Capital stock issued for cash on September 3, 2010 - at $2.75	163,000	163	448,087	-	-	448,250
Capital stock issued for finders' fees on September 3, 2010 - at $2.75	9,000	9	(9)	-	-	-
Finders' fees paid in cash	-	-	(15,125)	-	-	(15,125)
Shares issud on conversion of promissory note on September 30, 2010 - at $2.25	328,058	328	737,802	-	-	738,130
Shares issud on conversion of promissory note on September 30, 2010 - at $2.35	510,638	511	1,199,489	-	-	1,200,000
Reclassification of dervative liability on modification of note terms	-	-	3,144,520	-	-	3,144,520
Settlement of accounts payable - Note 6	-	-	444,000	-	-	444,000
Stock-based compensation	-	-	770,055	-	-	770,055
Equity component of convertible promissory note	-	-	44,220	-	-	44,220
Net loss for the year	-	-	-	-	(8,783,037)	(8,783,037)

Balance, September 30, 2010	23,516,952	23,517	18,912,335	-	(21,896,074)	(2,960,222)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to September 30, 2011
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2010 - brought forward	23,516,952	23,517	18,912,335	-	(21,896,074)	(2,960,222)
Capital stock issued for cash on November 18, 2010 - at $2.75	393,846	393	1,082,682	-	-	1,083,075
Less: Share issue costs	-	-	(65,363)	-	-	(65,363)
Capital stock issued for finders' fees on November 18, 2010 - at $2.75	3,636	4	(4)	-	-	-
Shares issued on the conversion of promissory note on November 18, 2010 - at $2.25 - Note 5	853,075	853	1,918,565	-	-	1,919,418
Debt conversion expense - Note 5	-	-	504,160	-	-	504,160
Shares issued on the conversion of a promissory note on November 18, 2010 - at $4.12 - Note 5	145,063	145	597,515	-	-	597,660
Capital stock issued in settlement of debt on November 18, 2010 - at $4.12	181,818	182	748,908	-	-	749,090
Capital stock issued for cash on November 25, 2010 - at $3.35	29,851	30	99,970	-	-	100,000
Capital stock issued for finders' fees on on November 25, 2010 - at $3.35	2,985	3	(3)	-	-	-
Capital stock issued for cash on February 1, 2011 - at $3.75	61,014	61	228,739	-	-	228,800
Capital stock issued for cash on May 3, 2011 - at $3.00	33,334	34	99,966	-	-	100,000
Capital stock issued on exercise of warrants for cash on June 19, 2011 - at $2.25	700,000	700	1,574,300	-	-	1,575,000
Equity units issued in settlement of an account payable on September 28, 2011 - Note 6	650,000	650	1,059,313			1,059,963
Stock-based compensation - Note 9	-	-	1,273,162	-	-	1,273,162
Net loss for the period	-	-	-	-	(7,307,147)	(7,307,147)

Balance, September 30, 2011	26,571,574	$26,572	$28,034,245	-	$(29,203,221)	$(1,142,404)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Stated in US Dollars)

Note 1	Business Description, Basis of Presentation and Liquidity

Business

Anavex Life Sciences Corp. (“the Company”) is a biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs. The Company’s portfolio involves novel compounds (ligands) directed to sigma receptors in preclinical and clinical stages of development that target neurodegenerative diseases and cancer. The Company’s lead drug candidate, ANAVEX 2-73, targeting Alzheimer’s disease (AD), entered first Human Clinical Trials (HCT) in the first quarter of fiscal 2011. The Company plans to continue preclinical work on other compounds, including backup compounds to ANAVEX 2-73, provided sufficient capital is available. Additionally, the Company intends to further develop compounds in earlier preclinical phases, and continue to develop and expand its SIGMACEPTORTM Discovery platform.

Basis of Presentation and Liquidity

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-K.

The financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2011, the Company had not yet generated any recurring revenue or achieved profitable operations; the Company had an accumulated deficit of $29,203,221 since its inception and incurred a net loss of $7,307,147 for the year then ended and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the twelve-month period ended September 30, 2012 to be approximately $10,000,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies

a)	Use of Estimates

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

b)	Principles of Consolidation

These consolidated financial statements include the accounts of Anavex Life Sciences Corp. and its wholly-owned subsidiary, Anavex Life Sciences (France) SA, a company incorporated under the laws of France. All inter-company transactions and balances have been eliminated.

c)	Development Stage Company

The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

d)	Equipment

Equipment is recorded at cost and is depreciated at 33% per annum on the straight-line basis.

e)	Impairment of Long-Lived Assets

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

f)	Financial Instruments

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

g)	Foreign Currency Translation

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

h)	Research and Development Expenses

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

i)	Income Taxes

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

j)	Basic and Diluted Loss per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended September 30, 2011, loss per share excludes 5,080,479(September 30, 2010 – 5,594,362) potentially dilutive common shares (related to convertible notes payable and outstanding options and warrants) as their effect was anti-dilutive.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 5

Note 2	Significant Accounting Policies – (cont’d)

k)	Stock-based Compensation

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

l)	Website Costs

Direct costs incurred during the application stage of development of the Company’s website are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of the benefit. Costs of operating a web site are expensed as incurred.

m)	Comprehensive Income (Loss)

Comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. The Company has not recorded any components of comprehensive income (loss) for the years ended September 30, 2011 and 2010 and, as at September 30, 2011, the Company does not have a balance recorded in respect of accumulated comprehensive income (loss).

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 6

Note 2	Significant Accounting Policies – (cont’d)

n)	Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple- Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2010 did not impact the Company’s consolidated financial statements. Additionally, effective for annual periods beginning after December 15, 2010 and interim periods within those fiscal years, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

Note 3	Equipment

		September 30, 2011
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$3,197	$2,434

		September 30, 2010
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$1,540	$4,091

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 7

Note 4	Derivative Liabilities

Derivative liabilities, consisting of the embedded conversion features in the Company’s convertible promissory notes, are accounted for as separate liabilities measured at their respective fair values, as follows:

	September 30, 2011	September 30, 2010

Balance, beginning of the year	$-	$2,513,746

Fair value of embedded conversion feature of convertible promissory notes	167,500	-
Change in fair value of derivative liability	(100,000)	630,774
Reclassification of derivative liability to additional paid- in capital on amendment to terms of promissory note payable - Note 5	-	(3,144,520)

Balance, end of the year	$67,500	$-

The fair values of the convertible promissory notes embedded call options have been determined using the binomial pricing model using the following weighted average assumptions:

	September 30, 2011	September 30, 2010

Risk-free interest rate	0.13%	0.42%
Expected life of derivative liability	0.56 years	2 years
Annualized volatility	93.45%	68.51%
Dividend rate	0.00%	0.00%

Note 5	Promissory Notes Payable

	September 30,	September 30,
	2011	2010

Convertible non-interest bearing promissory notes payable	$-	$1,919,418
Convertible interest bearing promissory notes payable	750,000	-
Interest bearing promissory notes payable	216,000	572,890
Less: fair value of derivative liabilities on date of issuance	(167,500)	(2,489,422)
Less: equity component of convertible note	-	(44,220)
Add: accumulated accretion	69,419	2,533,642
	867,919	2,492,308
Less: current portion	(867,919)	(2,492,308)
	$-	$-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
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

During the year ended September 30, 2011, a convertible non-interest bearing promissory note in the amount of $100,000 was converted to 44,444 units. Each unit consisted of one share of the Company’s common stock and one share purchase warrant exercisable at $3.00 until November 18, 2012. As well, during the year ended September 30, 2011, the remaining two convertible non-interest bearing promissory notes in the amount of $1,819,418 were converted to 808,631 units. Each unit consisted of one share of the Company’s common stock and one share purchase warrant exercisable at $3.00 until November 18, 2012. The Company agreed to convert these notes at $2.25 as an inducement to the note holders to convert at that time. As a result of the reduction in the conversion price, the Company issued 80,864 more units than it would have had it converted the notes at the original conversion price. The Company recorded the fair value of the additional units as a debt conversion expense of $504,160 using a fair value of $4.12 for the shares based on their quoted market price on the date of the conversion and $2.09 for each warrant based on their fair value using the Black-Scholes model with the following assumptions: stock price - $4.12; strike price - $3.00; expected life – 2 years; expected volatility – 78.33%; risk-free discount rate – 0.52%.

Convertible interest bearing promissory notes

The Company issued unsecured convertible interest bearing promissory notes totaling $750,000 during the year ended September 30, 2011. Included in these notes is a promissory note in the amount of $250,000 that matures on April 20, 2012 and a note in the amount of $500,000 that matures on May 4, 2012. Each of these notes incurs interest at 8% per annum. These notes are convertible at any time at the option of the holder into units of the Company at $3.00 per unit with each unit consisting of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional common share for $4.00 for a period of 2 years from the date of issuance. Otherwise, the notes will automatically be either converted or redeemed should the Company undertake equity financing of an amount of or greater than $2,000,000 within any consecutive 30 calendar days during the period the notes are outstanding. Additionally, by way of an anti-dilution clause, the conversion price on the notes will be adjusted if the Company issues common shares in excess of 10% of common shares outstanding on the dates the notes were issued.

In connection with the issuance of these notes, the Company paid a finder’s fee totaling $100,000 which was deferred and is being amortized to income using the effective interest method over the terms of the notes. As at September 30, 2011, there remains $55,464 unamortized in respect of this deferred financing charge.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 9

Note 5	Promissory Notes Payable – (cont’d)

Convertible interest bearing promissory notes – (cont’d)

Pursuant to the guidance of ASC 815-40, the Company determined that the embedded conversion feature of the notes failed to meet the “fixed for fixed” criteria contained within the guidance. Accordingly, the Company bifurcated the embedded conversion features as a separate derivative liability having a fair value of $167,500 at inception. The corresponding debt discount is being accreted over the term of the note. During the year ended September 30, 2011, the Company recorded accretion expense of $69,419 in respect of this debt discount. During the twelve months ended September 30, 2010, the Company recorded accretion expense of $634,181 in respect of convertible interest bearing notes that were converted to equity units during the year then ended.

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

During the year ended September 30, 2011, the Company exchanged interest bearing promissory notes totaling $398,922 including accrued interest thereon of $26,032 for 145,063 common shares. Each common share had a fair value of $4.12 based on its quoted market price on the day of conversion for a total fair value of $597,660. Therefore, as a result of this conversion, the Company recorded a loss on debt extinguishment of $198,738.

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
September 30, 2011 and 2010
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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 11

Note 6	Capital Stock – (cont’d)

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

On July 5, 2010, the Company issued 400,000 units in settlement of $1,000,000 owing to a creditor. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at 3.50 per share until January 5, 2012. The fair value of the units issued was determined to be $1,444,000 on the date they were issued and thus the Company recorded a loss on settlement of accounts payable of $444,000 with a corresponding credit to additional paid-in capital of the same amount on date of issuance. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $3.50, stock price - $3.15, expected volatility – 68.45%, expected life – 1.5 years, dividend yield – 0.00%.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 12

Note 6	Capital Stock – (cont’d)

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

On November 18, 2010, the Company issued 393,846 units at $2.75 per unit for proceeds of $1,083,075 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012. The Company paid a finder’s fee totalling $65,363 in respect of this private placement.

On November 18, 2010, the Company issued 3,636 units at $2.75 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012.

On November 18, 2010, the Company issued 853,075 units in the conversion of two notes payable originally convertible at $2.50. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued as a result of converting at the lower conversion price. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $3.00, stock price - $4.12, expected volatility – 78.33%, expected life – 2.0 years, dividend yield – 0.00%, risk-free rate – 0.52%.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 13

Note 6	Capital Stock – (cont’d)

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

On September 26, 2011, the Company issued 650,000 units in settlement of $975,000 of debt owing. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $2.00 per share until September 26, 2012. The Company recorded a loss on settlement of account payable in the amount of $84,963 based on the fair value of shares being $975,000 at their issuance and the fair value of the warrants determined to be $84,963. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $2.00, stock price - $1.50, expected volatility – 69%, expected life – 1.0 years, dividend yield – 0.00%, risk-free interest rate – 0.10%.

Note 7	Related Party Transactions

The following amounts have been donated to the Company by the directors:

			January 23,
			2004 (Date of
	Years ended		Inception) to
	September 30,		September 30,
	2010	2009	2010

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666

	$-	$-	$52,041

During the year ended September 30, 2011, the Company was charged consulting fees totaling $674,917(2010: $725,310) by directors, officers and a significant shareholder of the Company.

As at September 30, 2011, included in accounts payable and accrued liabilities is $20,833 (2010: $9,521) owing to directors and officers of the Company.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 14

Note 8	Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2011	2010
	34%	34%

Net operating loss carryforwards	$5,548,000	$3,848,000
Research and development tax credits	500,000	331,000
Foreign exchange	15,000	17,000
Intangible asset costs	32,000	35,000
Valuation allowance for deferred tax assets	(6,095,000)	(4,231,000)

Net deferred tax assets	$-	$-

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2011	2010
Income tax benefit at statutory rate	$(2,532,000)	$(2,986,000)
Stock-based compensation	433,000	263,000
Foreign income taxed at foreign statutory rate	1,000	4,000
Debt extinguishment	181,000	150,000
Debt accretion	24,000	625,000
Other permanent differences	29,000	125,000
Change in valuation allowance	1,864,000	1,819,000

Deferred income tax recovery	$-	$-

As of September 30, 2011, the Company had net operating loss carry-forwards of approximately $16,300,000 available to offset future taxable income. The carry-forwards will begin expiring in 2027 unless utilized in earlier years. The Company is in arrears in filing its income tax returns in the United States for years prior to 2008 and the Company has not filed any income tax returns in France as they are not yet due.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both September 30, 2011 and September 30, 2010.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 15

Note 8	Income Taxes – (cont’d)

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

Note 9	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted Average
	Number of Shares	Exercise Price

Balance, September 30, 2009	983,448	$2.93
Expired	(325,948)	$4.46
Issued	1,389,651	$3.16
Balance, September 30, 2010	2,047,151	$2.87
Expired	(148,749)	$2.64
Exercised	(700,000)	$2.25
Issued	1,457,077	$3.07
Balance, September 30, 2011	2,655,479	$3.16

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 16

Note 9	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

At September 30, 2011, the Company has 2,655,479 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
154,999	$2.25	October 2, 2011
470,500	$3.50	December 29, 2011
200,000	$3.50	January 5, 2012
86,000	$3.75	March 3, 2012
198,741	$4.50	May 18, 2012
30,508	$5.25	August 1, 2012
325,000	$2.00	September 26, 2012
41,155	$3.50	September 30, 2012
245,748	$3.00	September 30, 2012
853,075	$3.00	November 18, 2012
16,419	$4.50	November 25, 2012
33,334	$4.00	April 20, 2013
2,655,479

Subsequent to September 30, 2011, the 154,999 warrants exercisable at $2.25 until October 2, 2011 expired unexercised.

b)	Stock–based Compensation Plan

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

On February 2, 2011, the Company amended and restated the 2007 stock option plan to increase the number of shares authorized to 4,000,000.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 17

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the years ended September 30, 2011 and September 30, 2010 is presented below:

		Weighted
		Average
	Number of Shares	Exercise Price
Outstanding at September 30, 2009	3,195,000	$3.37
Cancelled	(820,000)	$2.50
Granted	400,000	$3.48
Outstanding at September 30, 2010	2,775,000	$3.29
Forfeited	(1,000,000)	$3.93
Cancelled	(50,000)	$2.75
Granted	650,000	$4.06
Outstanding at September 30, 2011	2,375,000	$3.18
Exercisable at September 30, 2011	930,000	$2.90
Exercisable at September 30, 2010	1,613,333	$3.52

At September 30, 2011, the following stock options were outstanding:

Number of Shares

Total		Number	Exercise	Expiry Date	Aggregate	Remaining
		Vested	Price		Intrinsic	Contractual
					Value	Life (yrs)

100,000	(1)	100,000	$3.75	November 1, 2012	-	1.09

100,000	(2)	-	$3.86	December 1, 2012	-	1.17

300,000	(3)	300,000	$3.10	June 3, 2013	-	1.68

400,000	(4)	400,000	$2.50	September 15, 2013	-	1.96

500,000	(5)	-	$2.50	October 19, 2013	-	2.05

5,000	(6)	5,000	$2.50	March 2, 2014	-	2.42

50,000	(7)	50,000	$3.50	June 29, 2015	-	3.75

400,000	(8)	-	$4.28	February 1, 2016	-	4.34

150,000	(9)	-	$3.72	February 24, 2016	-	4.41

100,000	(10)	75,000	$3.67	March 30, 2016	-	4.50

270,000	(11)	-	$3.00	February 8, 2017	-	5.36
2,375,000		930,000			-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 18

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in- the-money at September 30, 2011.

(1)

As at September 30, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options in the year ended September 30, 2011 (2010: $nil).

(2)

As at September 30, 2011 and September 30, 2010, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

(3)

As at September 30, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation during the year ended September 30, 2011. As a result of re-pricing these options on March 26, 2010, the Company recognized stock-based compensation of $130,950 during the year ended September 30, 2010.

(4)

As at September 30, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the year ended September 30, 2011 (2010: $64,268). As a result of extending these options on September 16, 2011, the Company recognized stock-based compensation of $138,411.

(5)

As at September 30, 2011 and September 30, 2010 none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(6)

As at September 30, 2011 and September 30, 2010, these options had fully vested. The Company did not recognize any stock-based compensation for these options in the year ended September 30, 2011 (2010: $nil).

	(7)	As at September 30, 2011 these options had fully vested (2010: 25,000). The Company recognized $62,500 as stock-based compensation for the year ended September 30, 2011 (2010: $187,500).

(8)

These options were granted during the year ended September 30, 2011, none of these options have vested. The options vest as to 100,000 upon completion of the phase I trial, 100,000 upon approval of a phase II a trial, 100,000 upon completion of a phase II a trial and 100,000 upon approval of a phase II trial for ANAVEX 2-73. The fair value of these options was calculated to be $860,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(9)

These options were granted during the year ended September 30, 2011, none of these options have vested. The options vest on February 24, 2012. The fair value of these options was calculated to be $281,000, of which the Company recognized stock-based compensation in the amount of $243,084 for the year ended September 30, 2011.

(10)

These options were granted during the year ended September 30, 2011 , 75,000 of these options have vested. The remaining 25,000 options vest on December 31, 2011. The fair value of these options was calculated to be $183,000, of which the Company has recognized $120,250 as stock based compensation in the year ended September 30, 2011.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 19

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(11)

As at September 30, 2011 and September 30, 2010, these options have not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

During the year ended September 30, 2011, a total of 1,000,000 options were forfeited for which the Company had recognized stock-based compensation of $708,917 (2010: $304,927) in respect of these options.

During the year ended September 30, 2011, a total of 50,000 options were cancelled for which the Company had recognized stock-based compensation of $9,910 for the year ended September 30, 2010.

During the year ended September 30, 2010, a total of 700,000 options were cancelled for which the Company had recognized stock-based compensation totalling $72,500.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the years:

	2011	2010
Risk-free interest rate	0.96% - 2.21%	0.79% - 2.20%
Expected life of options	4.5 - 5.0 years	5.0 years
Annualized volatility	56.27% - 62.52%	88.54% - 95.45%
Dividend rate	0%	0%

At September 30, 2011, the following summarizes the unvested stock options:

			Weighted
			Average
	Number of	Weighted Average	Grant-Date
	Shares	Exercise Price	Fair Value

Unvested options at September 30, 2009	1,865,000	$4.31	$1.55
Cancelled	(820,000)	$2.50	$1.57
Granted	400,000	$3.48	$2.51
Vested	(283,333)	$2.90	$1.82

Unvested options at September 30, 2010	1,161,667	$2.98	$1.80
Granted	650,000	$4.11	$2.06
Forfeited	(748,334)	$3.45	$2.51
Vested	(133,333)	$3.63	$2.00
Unvested options at September 30, 2011	930,000	$3.33	$1.38

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 20

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

As at September 30, 2011, there was a total of $50,250 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in the year ended September 30, 2012. There has been no stock-based compensation recognized in the financial statements for the year ended September 30, 2011 (2010: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for services during the year ended September 30, 2011 are classified in the Company’s Statement of Operations as follows:

	2011	2010

Consulting fees	$1,273,162	$770,055

c)	Patent and Collaboration Agreement

On February 1, 2007, the Company signed a contract with an officer of the Company to acquire property for the development of a new drug compound including three patents and one patent application. Pursuant to the agreement, the Company agreed to the following:

	i)	Invest a minimum of $200,000 every fiscal year into scientific research and;

	ii)	Hire the officer as a consultant to carry out the Company’s Research and Development program at $US6, 000 per month and;

	iii)	Pay the officer 6% of the net income earned from the exploitation of the patent and patent application; and

	iv)	Disburse a one-time payment to the officer an amount of $72,000 before December 31, 2007 as consideration for the transfer of the patents and the patent application. (paid)

Effective January 1, 2008, the monthly salary paid to the director was increased to 7,000 Euros.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 21

Note 10	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the year ended September 30, 2011:

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

c)

The Company issued 145,063 shares of common stock at their fair value of $4.12 per share to settle non-convertible interest bearing notes payable outstanding in the amount of $398,922, including accrued interest of $26,032. The Company recorded a loss on debt settlement of $198,738 as a result of this transaction.

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

f)	On September 26, 2011, the Company issued 650,000 units having a fair value of $1,059,963 to settle an account payable totalling $975,000 and thus recorded a loss of $84,963 on the settlement of account payable.

g)

The Company issued an 8% interest bearing promissory note having a principal balance of $216,000 in exchange for a promissory note that had a principal balance of $200,000 with accrued interest of $16,000 thereon.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Stated in US Dollars) – Page 22

Note 10	Supplemental Cash Flow Information – (cont’d)

During the year ended September 30, 2010, the Company:

a)	issued 49,505 common shares at $2.20 per share in settlement of a promissory note to a former officer of the Company for a total of $100,000.

b)

issued 9,825 common shares at $2.85 per share for a total of $28,000 as consideration for amounts owing in respect of consulting services which was included in accounts payable as at September 30, 2009.

c)

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

d)	issued 9,000 common shares at $2.75 per share for a total of $24,750 as consideration for finders’ fees associated with a private placement.

e)	issued 328,058 common shares at $2.25 per share upon conversion of promissory notes in the amount of $738,130, including accrued interest of $70,130.

f)	issued 510,638 common shares at $2.35 per share upon settlement of a promissory note in the amount of $1, 200,000 including accrued interest of $200,000.

Note 11	Subsequent Events

Subsequent to September 30, 2011, the Company:

a)	issued an interest bearing promissory note totaling $250,000. The note bears interest at 8% and matures January 30, 2012.

b)

issued 615,600 units at $1.25 for a total of $769,500. Each unit consisted of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase an additional share at $2.00 for a period of one year from the date of closing. The Company paid a cash finders’ fee in the amount of $57,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Based on its evaluation, our management, with the participation of our principal executive officer and principal financial officer concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting as of September 30, 2011.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of September 30, 2011. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses Identified

Based on our management’s evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended September 30, 2011, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

(ii)	There has been a lack of sufficient supervision and review by our management;

(iii)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes have not always been formally documented; and

(iv)

Our company’s accounting staff has not had sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management was advised of certain material errors related to the calculation of stock-based compensation, certain of our financial instruments and incorrect postings of debt and equity issuance costs by our external auditors and corrected these items prior to the release of our company’s September 30, 2011 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

In our fiscal year ended September 30, 2012, we intend to hire accounting staff that possess the requisite knowledge of accounting for complex US GAAP matters.

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

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Harvey Lalach	President, Chief Operating Officer, Secretary, Interim Chief Financial Officer and Director	46	April 25, 2006
Sean Lowry	Director	39	February 24, 2011
Robert Chisholm	Director	49	May 13, 2011
George Tidmarsh	Executive Director	51	October 10, 2011

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Harvey Lalach

For the past 25 years Mr. Lalach has been involved in various aspects of the securities industry. From 1986 through to 1997 he was involved in various roles in financial institutions starting at the Vancouver Stock Exchange and later working in securities related roles for BMO Nesbitt Burns and TD Bank and for the past 10 years Mr. Lalach has focused on the operation and administration of numerous start-up US and Canadian public companies serving as both director and officer in various capacities. Most recently Mr. Lalach served as President and CEO for Assure Energy, Inc. (OTCBB: ASUR) and Quarry Oil & Gas Corp. (TSXV: QUC). Throughout his career, Mr. Lalach has gained extensive experience in the management and governance of listed public companies.

We believe Mr. Lalach is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from serving as our officer and director since April 25, 2006, in addition to his business experiences described above.

Sean Lowry

Since 2001, Mr. Lowry has been president of Wm. Lowry Consulting, a management consulting company. He has been a partner and portfolio manager in Gulfstream Ventures, a venture capital firm, since 2006. Mr. Lowry has served as an officer and director of several private companies as well as director of investor relations for Workbrain Inc. (TSX:WB) between 2004 and 2006.

We believe Mr. Lowry is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from serving as our director since February 24, 2011, in addition to his business experiences described above.

Robert Chisholm

Mr. Chisholm is currently an officer and partner of Emprise Capital Corp, a private company focused on advising portfolio companies on managing finances, including development and implementation of comprehensive budgeting processes, public market listings and oversight of contract negotiations. Mr. Chisholm has been the Chief Financial Officer and a director of Savary Capital Corp. since March 2011 and Windamere Ventures Ltd. (formerly Advanced Vision Systems Corp.) since May 2010. Mr. Chisholm is also a member of the Board of Directors for Rare Earth Industries Limited (formerly Seymour Ventures Corp.) and Chief Financial Officer of TMT Resources Inc. Mr. Chisholm served as CFO for PNI Digital Media (formerly PhotoChannel Networks Inc.) between September 2001 and March 2009 and joined PNI's Board of Directors in April 2009. Prior to 2001, Mr. Chisholm was CFO for SCS Solars Computing Systems Inc. In addition, Mr. Chisholm’s background includes previous appointments as CFO and a director of Brookwater Ventures Inc. and Ocean Park Ventures Corp. and CFO of Chantrell Ventures Corp. (formerly Tiger Pacific Mining Corp.). Mr. Chisholm holds a professional accounting designation from the Certified Management Accountants of Canada and received his BBA with a major in accounting from Saint Francis Xavier University in Nova Scotia.

We believe Mr. Chisholm is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from serving as our director since May 13, 2011, in addition to his business experiences described above.

George Tidmarsh

Dr. Tidmarsh is also a consultant for biopharmaceutical companies and is currently working with Citizen’s Oncology Foundation and Solana Therapeutics among others. He has also founded several successful companies including Horizon Therapeutics (now Horizon Pharma) (NASDAQ: HZNP). From 2005 through 2008 Dr. Tidmarsh served as Horizon’s Chief Executive Officer, successfully completing four Phase I and two large Phase III trials, including the registration trials for Duexa. Prior to Horizon, Dr. Tidmarsh founded Threshold Pharmaceuticals (NASDAQ: THLD) where he served as the company’s President and as a Director from 2001 to 2006. Most recently, Dr. Tidmarsh served as Chief Scientific Officer at Spectrum Pharmaceuticals as a part of their acquisition of Metronome Therapeutics, a novel cancer drug development company that Dr. Tidmarsh founded in 2007. In addition, Dr. Tidmarsh’s background includes various positions at Coulter Pharmaceuticals, including Chief Medical Officer, and SEQQUS where he played a key role in the approval of Doxil. He has also held scientific and clinical positions at Gilead Sciences and SyStemix.

Dr. Tidmarsh has published 25 peer-reviewed articles in leading journals and authored 15 U.S. patents. He received his Bachelor of Science, M.D., and Ph.D. from Stanford University, where he also completed Residency and Fellowship training. In addition, Dr. Tidmarsh is currently an Associate Professor of Pediatrics and Neonatology at Stanford University School of Medicine.

We believe Mr. Tidmarsh is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from serving as our director since October 10, 2011, in addition to his business experiences described above.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Harvey Lalach	2	6	Nil
Robert Chisholm	1	1	Nil

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to Anavex Life Sciences Corp., 45 Tintern Lane, Portola Valley, California 84028, Attention: President.

Audit Committee and Audit Committee Financial Experts

We have an audit committee, comprised of three directors, Harvey Lalach, Robert Chisholm, and Sean Lowry. During the fiscal year ended September 30, 2011, our audit committee held one meeting. The audit committee represents our board of directors in discharging its responsibility relating to the accounting, reporting and financial practices of our company, and has general responsibility for oversight of internal controls, accounting and audit activities and legal compliance of our company. However, the audit committee’s function is one of oversight only and does not relieve our management of its responsibilities for preparing financial statements which accurately and fairly present our financial results and conditions or the responsibilities of the independent registered public accounting firm relating to the audit or review of financial statements.

Sean Lowry, and Robert Chisholm are each considered an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Sean Lowry is Chairman of the audit committee.

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

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2011 who had total compensation exceeding $100,000; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended September 30, 2011 and 2010, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Cameron Durrant(1) Former Executive Chairman and Director	2011 2010	300,000 $200,000	Nil Nil	Nil Nil	Nil $Nil	Nil Nil	Nil Nil	Nil Nil	$300,000 $200,000
Harvey Lalach(2) President, Chief Operating Officer, Secretary and Director and Former Chief Financial Officer	2011 2010	$150,000 $150,000	Nil Nil	Nil Nil	Nil $Nil	Nil Nil	Nil Nil	Nil Nil	150,000 $150,000

(1)

Dr. Cameron Durrant was appointed as our Executive Chairman on January 2, 2010. Prior to that date, Dr. Durrant served as an advisor to the company and as a director and received certain stock option awards for his services in that capacity. Dr. Durrant resigned as a director and officer of the Company on September 16, 2011.

(2)

Mr. Lalach was appointed President and Secretary on April 25, 2006. On August 27, 2011, Mr. Lalach was appointed Chief Operating Officer and on May 13, 2011 he was appointed Interim Chief Financial Officer.

(3)	Details of our stock-based compensation arrangements, including the assumptions used in calculating the fair value of our share based awards, are disclosed in footnote 9 to our financial statements.

Consulting Agreements

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

On January 2, 2010 we signed a second amended consulting agreement with Dr. Durrant, whereby we retained his services as our Executive Chairman commencing as of January 2, 2010. In consideration of Dr. Durrant’s services, we agreed to pay him a monthly fee of $25,000, which equates to $300,000 over the course of one year. The term of this agreement was for a period of two years commencing on January 2, 2010 and expiring on January 1, 2012. Effective September 16, 2011, Dr. Durrant resigned from our board of directors and as an officer of our company.

Harvey Lalach

We have a consulting agreement dated February 1, 2007 with Harvey Lalach to provide management services to our company for consideration of $7,000 per month. The contract had a two year term, and was extended for an additional two year term expiring January 31, 2011. During the fiscal year ended September 30, 2008, we agreed to increase the compensation of Mr. Lalach to $12,500 per month. Effective February 1, 2011 we entered into a consulting agreement with Mr. Lalach whereby Mr. Lalach agreed to continue to provide management services to our company in return for compensation of $12,500 per month for an additional two years.

Dr. George Tidmarsh

Effective October 10, 2011 we entered into a consulting agreement with Dr. Tidmarsh to act as our executive director for the following consideration:

(a)	a monthly consulting fee of $10,000;

(b)	500,000 Share purchase options exercisable at $1.50 per option share until October 10, 2016 (subject to certain vesting provisions);

(c)	reimbursement of all reasonable expenditures.

The consulting agreement is for a period of one year and may be reviewed by either our company or Dr. Tidmarsh.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2011.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Harvey Lalach	150,000 50,000	Nil Nil	Nil Nil	$3.10 $3.50	June 3, 2013 June 29,2015	Nil	Nil	Nil	Nil
Alison Ayers Cameron Durrant	150,000 50,000 400,000 400,000 150,000 25,000	Nil Nil Nil Nil Nil 25,000	Nil Nil Nil Nil Nil Nil	$3.10 $3.50 $5.25 $2.50 $3.10 $3.50	June 3, 2013 June 29, 2015 May 20, 2011 May 12, 2012 Dec 12, 2012 June 29, 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Sean Lowry Robert Chisholm	150,000 Nil	Nil Nil	Nil Nil	$3,72 -	Feb 24, 2016 -	Nil Nil	Nil Nil	Nil Nil	Nil Nil

We have not adopted any other equity compensation plan other than our 2007 Stock Option Plan.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Alison (2) Ayers	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Sean Lowry	40,000	NIL	406,500	Nil	Nil	Nil	446,500
Robert Chisholm	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Details of our stock-based compensation arrangements, including the assumptions used in calculating the fair value of our share based awards, are disclosed in footnote 2 to our financial statements. The amount indicated for the value of the option award reflects the fair value of the award on its grant date.

(2)	Alison Ayers resigned as a director of our company on October 21, 2011.

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to September 30, 2011.

During the fiscal year ended September 30, 2011, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 19, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Security ownership of certain beneficial owners

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling stockholder, named executive officers, current executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class [1]
Common Stock	Athanasios Skarpelos 2, Place du Port Geneva, Switzerland CH 1204	6,725,832	24.73%

Security Ownership of Management

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class [1]
Common Stock	Harvey Lalach 4837 Canyon Ridge Crescent Kelowna, British Columbia Canada	768,572 Direct [2]	2.8%
Common Stock	Sean Lowry 300-1172 Bay Street Toronto, Ontario M5S 1L9	150,000 Direct[3]	0.5%
Common Stock	Robert Chisholm c/o 1600 – 609 Granville Street Vancouver, BC V7Y 1C3	0 Direct	0%
Common Stock	George Tidmarsh 951 Gateway Blvd., Suite 3A South, San Francisco, CA, USA 94060	0 Direct	0%
Common Stock	Cameron Durrant #90 Fairmount Road West Califon, NJ 07830-3330	400,000 Direct[4]	1.4%
	Directors & Executive Officers as a group (4 persons)	918,572 Direct	3.3%

1 Percentage of ownership is based on 27,187,174shares of our common stock issued and outstanding as of December19, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Includes 568,572 shares of common stock and 200,000 stock options exercisable within 60 days.
3Includes 150,000 stock options exercisable within 60 days.
4 Dr. Durrant resigned as executive chairman on September 16, 2011

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There has been no transaction, since October 1, 2009, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

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

We determined that Harvey Lalach and Dr. George Tidmarsh are not independent as that term is defined by NASDAQ 5605(a)(2) because Mr. Lalach is our President, Chief Operating Officer and interim Chief Financial Officer and Dr. Tidmarsh is an executive director. We determined that Robert Chisholm and Sean Lowry are independent as that term is defined by NASDAQ Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended September 30, 2011 and 2010:

Fees		2011	2010

Audit fees		$87,570	$86,656
Audit related fees	$	Nil	Nil
Tax fees		$7,349	$6,537
All other fees	$	NIL	Nil
Total Fees		$94,919	$93,193

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by BDO Dunwoody LLP for the fiscal years ended September 30, 2011 and 2010, in connection with statutory and regulatory filings or engagements.

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

10.43	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.44	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.45	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.46	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.47	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.48	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)

Exhibit Number	Description
10.49	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.50	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.53	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.54	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.55	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.56	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.57	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.58	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.59	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.61	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.62	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.63	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.64	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)

Exhibit Number	Description
10.65	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.66	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.67	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.68	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.69	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.70	Amended Stock Option Agreement dated September 16, 2011 with Cameron Durrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 21, 2011)
10.71	Consulting Agreement dated effective October 10, 2011, with George Tidmarsh (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 14, 2011)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Harvey Lalach
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Harvey Lalach
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:
/s/ Harvey Lalach
Harvey Lalach
President, Chief Operating Officer, Secretary, Interim Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: December 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Harvey Lalach
Harvey Lalach
President, Chief Operating Officer, Secretary, Interim Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: December 21, 2011

By:
/s/ Sean Lowry
Sean Lowry
Director
Date: December 21, 2011

By:
/s/ Robert Chisholm
Robert Chisholm
Director
Date: December 21, 2011

By:
/s/ George Tidmarsh
George Tidmarsh
Executive Director
Date: December 21, 2011