Form 10-Q
period 2011-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2012-02-14
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

459 forest St. Palo Alto, CA 94301
(Address of principal executive offices) (Zip Code)

1-800-689-3939
(Registrant’s telephone number, including area code)

45 Tintern Lane, Portola Valley, California 84028
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
[X] Yes [   ] No

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
[   ] Yes [X] No

ii

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
27,465,174 shares of common stock outstanding as of February 14, 2012.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

(Stated in US Dollars)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2011 and September 30, 2011
(Stated in US Dollars)
(Unaudited)

ASSETS	December 31,	September 30,
	2011	2011

Current
Cash	$9,079	$134,702
VAT recoverable	3,048	809
Deferred financing charge - Note 5	35,810	55,464
Prepaid expenses	34,686	9,630
	82,623	200,605
Equipment - Note 3	1,970	2,434
	$84,593	$203,039

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 7	$1,397,295	$410,024
Derivative liability - Note 4	12,500	67,500
Promissory notes payable - Note 5	1,156,094	867,919
	2,565,889	1,345,443

CAPITAL DEFICIT

Capital stock - Note 6
Authorized: 150,000,000 common shares, par value $0.001 per share
Issued and outstanding: 27,187,174 common shares (September 30, 2011 - 26,571,574)	27,188	26,572
Additional paid-in capital	28,869,393	28,034,245
Deficit accumulated during the development stage	(31,377,877)	(29,203,221)
	(2,481, 296)	(1,142,404)
	$84,593	$203,039

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2011 and 2010 and
for the period from January 23, 2004 (Date of Inception) to December 31, 2011
(Stated in US Dollars)
(Unaudited)

	Three months ended		January 23, 2004
	December 31,		(Date of Inception) to
	2011	2010	December 31, 2011
Expenses
Accounting and audit fees	$70,744	$48,948	$593,097
Amortization and depreciation	464	491	3,661
Bank charges and interest	2,323	2,043	38,667
Consulting fees - Note 7 and 8	307,212	652,201	10,895,937
Insurance	12,783	4,815	60,935
Investor relations	15,000	54,535	738,569
Legal fees	28,011	19,747	555,113
Management fees	-	-	14,625
Office and miscellaneous	3,172	6,469	141,709
Registration and filing fees	8,412	9,062	136,016
Rent and administration	-	41,819	224,670
Research and development	1,717,333	497,290	11,622,422
Travel	23,163	31,725	697,481
Website design and maintenance	-	-	28,417

Loss before other income (expenses)	(2,188,617)	(1,369,145)	(25,751,319)

Other income (expenses)
Interest and financing fees	(42,420)	(7,956)	(530,100)
Accretion of debt discount - Note 5	(38,175)	-	(2,114,755)
Change in fair value of derivative liability - Note 4	55,000	-	(475,774)
Debt conversion expense	-	(504,160)	(504,160)
Loss on settlement of accounts payable	-	-	(778,053)
Loss on extinguishment of debt	-	-	(686,207)
Foreign exchange gain (loss)	39,556	(5,490)	13,295

Net loss for the period	$(2,174,656)	$(1,886,751)	$(30,827,073)

Basic and diluted loss per share	$(0.08)	$(0.08)

Weighted average number of shares outstanding	26,738,857	24,267,082

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2011 and 2010 and
for the period from January 23, 2004 (Date of Inception) to December 31, 2011
(Stated in US Dollars)
(Unaudited)

			January 23, 2004
	Three months ended December 31,		(Date of Inception) to
	2011	2010	December 31, 2011

Cash Flows used in Operating Activities
Net loss for the period	$(2,174,656)	$(1,886,751)	$(30,827,073)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	464	491	3,661
Accretion of debt discount	38,175	-	2,114,755
Stock-based compensation	123,264	187,750	4,663,603
Amortization of deferred financing charge	19,654	-	119,967
Change in fair value of derivative liability	(55,000)	-	475,774
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	-	390,510
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	-	504,160	504,160
Loss on settlement of accounts payable	-	-	778,053
Loss on extinguishment of debt	-	-	686,207
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to operations:
VAT recoverable	(2,239)	37,820	(3,048)
Prepaid expenses	(25,056)	(38,636)	(34,686)
Accounts payable and accrued liabilities	987, 271	111,205	4,478,767
Net cash used in operating activities	(1,088,123)	(1,083,961)	(15,182,538)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	712,500	1,183,075	9,963,083
Share subscriptions received	-	60,000	-
Proceeds from promissory notes	250,000	-	5,067,500
Deferred financing fee	-	-	(100,000)
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	962,500	1,243,075	15,197,248

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)
Net cash used in investing activities	-	-	(5,631)

Increase (decrease) in cash during the period	(125,623)	159,114	9,079
Cash, beginning of period	134,702	264,669	-
Cash, end of period	$9,079	$423,783	$9,079

Supplemental Cash Flow Information - Note 9

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Capital stock issued for cash on January 23, 2004 - at $0.0033	12,000,000	$12,000	$28,000	$-	$-	$40,000
Net loss from January 23, 2004 to September 30, 2004	-	-	-	-	(14,395)	(14,395)

Balance, September 30, 2004	12,000,000	12,000	28,000	-	(14,395)	25,605
Capital stock issued for cash on December 31, 2004 - at $0.0033	7,200,000	7,200	16,800	-	-	24,000
Management fees contributed	-	-	13,000	-	-	13,000
Rent contributed	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	-	(91,625)	(91,625)

Balance, September 30, 2005	19,200,000	19,200	60,800	-	(106,020)	(26,020)
Management fees contributed	-	-	1,625	-	-	1,625
Rent contributed	-	-	750	-	-	750
Debt forgiven by directors	-	-	33,666	-	-	33,666
Net loss for the year	-	-	-	-	(25,532)	(25,532)

Balance, September 30, 2006	19,200,000	19,200	96,841	-	(131,552)	(15,511)
Capital stock issued for research and development services on September 24, 2007 - at $3.60	222,222	222	799,778	-	-	800,000
Capital stock issued for settlement of loan payable on September 25, 2007 - at $3.60	92,500	93	332,907	-	-	333,000
Net loss for the year	-	-	-	-	(1,579,993)	(1,579,993)

Balance, September 30, 2007	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2007 - brought forward	19,514,722	$19,515	$1,229,526	$-	$(1,711,545)	$(462,504)
Capital stock issued for cash on December 10, 2007 - at $3.50	150,000	150	524,850	-	-	525,000
Capital stock issued for consulting services on December 18, 2007 - at $3.86	50,000	50	192,950	-	-	193,000
Capital stock issued in settlement of debt on December 18, 2007 - at $4.50	10,000	10	44,990	-	-	45,000
Stock-based compensation for shares issued at a discount	-	-	65,000	-	-	65,000
Capital stock issued for severance on May 15, 2008 - at $5.24	65,000	65	340,535	-	-	340,600
Common shares to be issued for consulting services	-	-	-	252,599	-	252,599
Common stock issued for consulting services on August 19, 2008 - at $5.07	25,000	25	126,725	(126,750)	-	-
Capital stock issued for cash on August 19, 2008 - at $4.25	142,698	142	606,325	-	-	606,467
Stock-based compensation	-	-	1,493,937	-	-	1,493,937
Net loss for the year	-	-	-	-	(5,351,269)	(5,351,269)

Balance, September 30, 2008	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814)	$(2,292,170)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage		Total

Balance, September 30, 2008 - brought forward	19,957,420	$19,957	$4,624,838	$125,849	$(7,062,814	) $	(2,292,170)
Stock-based compensation	-	-	812,336	-	-		812,336
Capital stock issued for consulting services on November 20, 2008 - $2.63	25,000	25	65,725	(65,750)	-		-
Capital stock issued for consulting services on February 20, 2009 - $2.50	25,000	25	62,475	(62,500)	-		-
Capital stock issued for cash on March 6, 2009 - at $2.25	89,148	89	200,494	-	-		200,583
Capital stock issued for consulting services on March 20, 2009 - at $2.00	2,500	3	4,997	-	-		5,000
Capital stock issued for cash on March 20, 2009 - at $2.25	10,800	11	24,289	-	-		24,300
Capital stock issued for cash on June 11, 2009 - at $2.25	36,000	36	80,964	-	-		81,000
Capital stock issued for services on June 11, 2009 - at $2.25	29,227	29	65,731	-	-		65,760
Capital stock issued for cash on June 19, 2009 - at $2.25	495,556	496	1,114,504	-	-		1,115,000
Capital stock issued for finders' fees on June 26, 2009 - at $2.51	22,222	22	55,755	-	-		55,777
Shares to be issued for consulting services	-	-	-	236,337	-		236,337
Capital stock issued for cash on August 19, 2009 - at $2.25	128,888	129	289,869	-	-		289,998
Less: Finders fees			(72,850)	-	-		(72,850)
Beneficial conversion features on convertible debt issuances	-	-	333,056	-	-		333,056
Extinguishment of debt	-	-	487,469	-	-		487,469
Cancellation of common shares	(75,000)	(75)	234,011	(233,936)	-		-
Share subscriptions received	-	-	-	300,000	-		300,000
Net loss for the year	-	-	-	-	(5,499,419)		(5,499,419)

Balance, September 30, 2009	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233	) $	(3,857,823)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2011
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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total
Balance, September 30, 2010 - brought forward	23,516,952	$23,517	$18,912,335	$-	$(21,896,074)	$(2,960,222)
Capital stock issued for cash on November 18, 2010 - at $2.75	393,846	393	1,082,682	-	-	1,083,075
Less: Share Issue costs	-	-	(65,363)	-	-	(65,363)
Capital stock issued for finders' fees on November 18, 2010 - at $2.75	3,636	4	(4)	-	-	-
Shares issued on the conversion of promissory note on November 18, 2010 - at $2.25	853,075	853	1,918,565	-	-	1,919,418
Debt conversion expense	-	-	504,160	-	-	504,160
Shares issued on the conversion of a promissory note on November 18, 2010 - at $4.12	145,063	145	597,515	-	-	597,660
Capital stock issued in settlement of debt on November 18, 2010 - at $4.12	181,818	182	748,908	-	-	749,090
Capital stock issued for cash on November 25, 2010 - at $3.35	29,851	30	99,970	-	-	100,000
Capital stock issued for finders' fees on on November 25, 2010 - at $3.35	2,985	3	(3)	-	-	-
Capital stock issued for cash on February 1, 2011 - at $3.75	61,014	61	228,739	-	-	228,800
Capital stock issued for cash on May 3, 2011 - at $3.00	33,334	34	99,966	-	-	100,000
Capital stock issued on exercise of warrants for cash on June 19, 2011 - at $2.25	700,000	700	1,574,300	-	-	1,575,000
Equity units issued in settlement of an account payable on September 28, 2011	650,000	650	1,059,313			1,059,963
Stock-based compensation	-	-	1,273,162	-	-	1,273,162
Net loss for the period	-	-	-	-	(7,307,147)	(7,307,147)

Balance, September 30, 2011	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2011
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2011 - brought forward	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)
Capital stock issued for cash on December 6, 2011 - at $1.25	615,600	616	768,884	-	-	769,500
Less: Share Issue costs	-	-	(57,000)	-	-	(57,000)
Stock-based compensation - Note 8			123,264		-	123,264
Net loss for the period					(2,174,656)	(2,174,656)

Balance, December 31, 2011	27,187,174	$27,188	$28,869,393	$-	$(31,377,877)	$(2,481,296)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in US Dollars)
(Unaudited)

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

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended September 30, 2011. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on September 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Basis of Presentation and Liquidity

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-Q.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2011, the Company had an accumulated deficit of $31,377,877 (September 30, 2011 - $29,203,221) since its inception, has a working capital deficit of $2,483,266 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the next twelve months to be approximately $10,000,000. While the Company is its expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 2
(Unaudited)

Note 2	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows.

Note 3	Equipment

	December 31, 2011
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$3,661	$1,970

	September 30, 2011
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$3,197	$2,434

Note 4	Derivative Liabilities

Derivative liabilities, consisting of the embedded conversion features in the Company’s convertible promissory notes, are accounted for as separate liabilities measured at their respective fair values, as follows:

	Three months ended	Year ended
	December 31, 2011	September 30, 2011

Balance, beginning of the period	$67,500	$-
Fair value of embedded conversion feature of convertible promissory notes	-	167,500
Change in fair value of derivative liability	(55,000)	(100,000)
Balance, end of the period	$12,500	$67,500

The fair values of the convertible promissory notes embedded call options have been determined using the binomial pricing model using the following weighted average assumptions:

	December 31, 2011	September 30, 2011

Risk-free interest rate	0.20%	0.13%
Expected life of derivative liability	0.30 years	0.56 years
Annualized volatility	118.64%	93.45%
Dividend rate	0.00%	0.00%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 3
(Unaudited)

Note 5	Promissory Notes Payable

	December 31,	September 30,
	2011	2011

Convertible interest bearing promissory notes payable	$750,000	$750,000
Interest bearing promissory notes payable	466,000	216,000
Less: fair value of derivative liabilities on date of issuance	(167,500)	(167,500)
Add: accumulated accretion	107,594	69,419
	1,156,094	867,919
Less: current portion	(1,156,094)	(867,919)
	$-	$-

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

In connection with the issuance of these notes, the Company paid a finder’s fee totaling $100,000 which was deferred and is being amortized to income using the effective interest method over the terms of the notes. As at December 31, 2011 there remains $35,810 (September 30, 2011: $55,464) unamortized in respect of this deferred financing charge.

Pursuant to the guidance of ASC 815-40, the Company determined that the embedded conversion feature of the notes failed to meet the “fixed for fixed” criteria contained within the guidance. Accordingly, the Company bifurcated the embedded conversion features as a separate derivative liability having a fair value of $167,500 at inception. The corresponding debt discount is being accreted over the term of the note. During the three months ended December 31, 2011, the Company recorded accretion expense of $38,175 (September 30. 2011: $69,419) in respect of this debt discount.

Interest bearing promissory notes

During the year ended September 30, 2010, the Company issued a promissory note having a principal balance of $200,000 with terms that included interest at 8% per annum and maturing on May 4, 2011. On May 4, 2011, this note, including accrued interest of $16,000 thereon, was exchanged for a new 8% interest bearing promissory note having a principal balance of $216,000 which is unsecured and matures on May 4, 2012.

On November 1, 2011, the Company issued a promissory note having an unsecured principal balance of $250,000 with terms that included interest at 8% per annum and maturing on January 20, 2012. This promissory note matured subsequent to December 31, 2011 and the Company is currently negotiating new terms to extend the maturity of this note.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 4
(Unaudited)

Note 6	Capital Stock

On May 24, 2006, the board of directors approved a six (6) for one (1) forward split of the authorized issued and outstanding common stock. The Company’s authorized capital increased from 25,000,000 shares of common stock to 150,000,000 shares of common stock.

On September 24, 2007, the Company issued 222,222 common shares at $3.60 per share for a total of $800,000 for research and development expenses. The common shares were recorded based upon the quoted market price of the Company’s common stock on the agreement date.

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
December 31, 2011
(Stated in US Dollars) – Page 5
(Unaudited)

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
December 31, 2011
(Stated in US Dollars) – Page 6
(Unaudited)

Note 6	Capital Stock – (cont’d)

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 7
(Unaudited)

Note 6	Capital Stock – (cont’d)

On November 18, 2010, the Company issued 853,075 units in the conversion of two notes payable originally convertible at $2.50. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued as a result of converting at the lower conversion price. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $3.00, stock price - $4.12, expected volatility – 78.33%, expected life – 2.0 years, dividend yield –0.00%, risk-free rate – 0.52% .

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

On September 26, 2011, the Company issued 650,000 units in settlement of $975,000 of debt owing. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $2.00 per share until September 26, 2012. The Company recorded a loss on settlement of account payable in the amount of $84,963 based on the fair value of shares being $975,000 at their issuance and the fair value of the warrants determined to be $84,963. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $2.00, stock price - $1.50, expected volatility – 69%, expected life – 1.0 years, dividend yield – 0.00%, risk-free interest rate – 0.10% .

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 8
(Unaudited)

Note 6	Capital Stock – (cont’d)

On December 6, 2011, the Company issued 615,600 units at $1.25 per unit for proceeds of $769,500 pursuant to private placement agreements. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $2.00 per share until December 6, 2012. The Company paid a finder’s fee of $57,000 in connection with this private placement.

Note 7	Related Party Transactions

The following amounts have been donated to the Company by the directors:

			January 23,
			2004 (Date of
	Years ended		Inception) to
	December 31,		December 31,
	2011	2010	2011

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666

	$-	$-	$52,041

During the three months ended December 31, 2011, the Company was charged consulting fees totaling $79,274 (2010: $248,541) by directors, officers and a significant shareholder of the Company.

As at December 31, 2011, included in accounts payable and accrued liabilities is $nil (September 30, 2011: $20,833) owing to directors and officers of the Company.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 9
(Unaudited)

Note 8	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
	Number of Shares	Exercise Price

Balance, September 30, 2010	2,047,151	$2.87
Expired	(148,749)	$2.64
Exercised	(700,000)	$2.25
Issued	1,457,077	$3.07
Balance, September 30, 2011	2,655,479	$3.16
Expired	(625,499)	$3.19
Issued	307,800	$2.00
Balance, December 31, 2011	2,337,780	$2.99

At December 31, 2011, the Company has 2,337,780 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
200,000	$ 3.50	January 5, 2012
86,000	$ 3.75	March 3, 2012
198,741	$ 4.50	May 18, 2012
30,508	$ 5.25	August 1, 2012
325,000	$ 2.00	September 26, 2012
41,155	$ 3.50	September 30, 2012
245,748	$ 3.00	September 30, 2012
853,075	$ 3.00	November 18, 2012
16,419	$ 4.50	November 25, 2012
307,800	$ 2.00	December 6, 2012
33,334	$ 4.00	April 20, 2013
2,337,780

Subsequent to December 31, 2011, the Company extended the warrants exercisable at $3.50 until January 5, 2012 to January 5, 2013 and amended their exercise price to $1.50.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 10
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan

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

On February 2, 2011, the Company amended and restated the 2007 stock option plan to increase the number of options authorized to 4,000,000.

A summary of the status of the Company’s outstanding stock purchase options for the three months ended December 31, 2011is presented below:

		Weighted
		Average	Weighted Average
		Exercise	Grant Date fair
	Number of Shares	Price	value
Outstanding at September 30, 2010	2,775,000	$3.29
Forfeited	(1,000,000)	$3.93
Cancelled	(50,000)	$2.75
Granted	650,000	$4.06	$2.95
Outstanding at September 30, 2011	2,375,000	$3.18
Forfeited	(600,000)	$3.92
Granted	500,000	$1.50	$0.72
Outstanding at December 31, 2011	2,275,000	$2.62
Exercisable at December 31, 2011	755,000	$2.96
Exercisable at September 30, 2011	930,000	$2.90

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 11
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At December 31, 2011, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
50,000	(1)	50,000	$3.75	November 1, 2012	-	0.84
100,000	(2)	-	$3.86	December 1, 2012	-	0.92
150,000	(3)	150,000	$3.10	June 3, 2013	-	1.42
400,000	(4)	400,000	$2.50	September 15, 2013	-	1.71
500,000	(5)	-	$2.50	October 19, 2013	-	1.79
5,000	(6)	5,000	$2.50	March 2, 2014	-	2.17
50,000	(7)	50,000	$3.50	June 29, 2015	-	3.50
150,000	(8)	-	$3.72	February 24, 2016	-	4.15
100,000	(9)	100,000	$3.67	March 30, 2016	-	4.25
500,000	(10)	-	$1.50	October 10, 2016	-	4.78
270,000	(11)	-	$3.00	February 8, 2017	-	5.11
2,275,000		755,000			-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2011.

(1)

As at December 31, 2011 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three month period ended December 31, 2011 (2010: $nil).

(2)

As at December 31, 2011 and September 30, 2011, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

(3)

As at December 31, 2011 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation during the three month period ended December 31, 2011 (2010: $nil).

(4)

As at December, 2011 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three month period ended December 31, 2011 (2010: $nil).

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 12
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(5)

As at December 31, 2011 and September 30, 2011 none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(6)

As at December 31, 2011 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options in the three month period ended December 31, 2011 (2010: $nil).

(7)

As at December 31, 2011 and September 30, 2011these options had fully vested. The Company did not recognize any stock-based compensation for the three month period ended December 31, 2011 (2010: $125,000).

(8)

As at December 31, 2011 and September 30, 2011 none of these options have vested. The options vest on February 24, 2012. The fair value of these options was calculated to be $281,000, of which the Company recognized stock-based compensation in the amount of $102,161 for the three month period ended December 31, 2011 (2010: $nil).

(9)

These options were granted during the year ended September 30, 2011. At September 30, 2011 75,000 of these options have vested. The remaining 25,000 options vested during the three month period ended December 31, 2011. The fair value of these options was calculated to be $183,000, of which the Company has recognized $6,500 as stock based compensation during the three month period ended December 31, 2011 (2010: $nil).

(10)

These options were granted during the three month period ended December 31, 2011 and as at December 31, 2011 none of these options had vested. Of the total, 125,000 options vest on October 10, 2012 and the remaining vest in equal monthly amounts over the following 36 months. The fair value of these options on the grant date was calculated to be $360,000, of which the Company has recognized $14,603 as stock based compensation during the three month period ended December 31, 2011 (2010: $nil).

(11)

As at December 31, 2011 and September 30, 2011, these options have not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

During the three month period ended December 31, 2011, a total of 600,000 options were forfeited for which the Company had recognized stock-based compensation of $125,000 in respect of these options. The Company did not recognize any stock-based compensation for these options during the three month period ended December 31, 2011 (2010: $nil).

During the year ended September 30, 2011, 200,000 options were cancelled for which the Company had recognized stock-based compensation of $167,334. The Company recognized stock based compensation expense of $62,750 for the three month period ended December 31, 2010.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 13
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the years:

	December 31,	September 30,
	2011	2011
Risk-free interest rate	0.83% - 2.19%	0.96% - 2.21%
Expected life of options	4.25 - 5.0 years	4.5 - 5.0 years
Annualized volatility	57.87% - 95.25%	56.27% - 62.52%
Dividend rate	0%	0%

At December 31, 2011, the following summarizes the unvested stock options:

			Weighted
			Average
	Number of	Weighted Average	Grant-Date
	Shares	Exercise Price	Fair Value
Unvested options at September 30, 2011	1,445,000	$3.33	$2.17
Granted	500,000	$1.50	$0.72
Forfeited	(400,000)	$4.28	$2.70
Vested	(25,000)	$3.67	$2.67
Unvested options at December 31, 2011	1,520,000	$2.47	$1.55

As at December 31, 2011, there was a total of $306,651 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in current fiscal year. There has been no stock-based compensation recognized in the financial statements for the period ended December 31, 2011 (2010: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for services during the period ended December 31, 2011 are classified in the Company’s Statement of Operations as follows:

	2011	2010
Consulting fees	$123,264	$187,750

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars) – Page 14
(Unaudited)

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

Note 10	Subsequent Events

Subsequent to December 31, 2011, the Company:

a)

issued 270,000 units at a price of $1.25 per unit for total proceeds of $337,500. Each unit consists of one share and one half share purchase warrant. Each full warrant will be exercisable for one year from the closing date at an exercise price of $2.00.

b)

issued 8,000 units to a company director for consulting services performed. Each unit consists of one share and one half share purchase warrant. Each full warrant will be exercisable for one year from the closing date at an exercise price of $2.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this quarterly report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, statements regarding the anticipated designs of our future clinical studies, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position. We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in the section entitled “Risk Factors”. These risks are not exhaustive. Other sections of this quarterly report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States and Canada, we assume no obligation to update or supplement forward-looking statements.

As used in this report, the terms “we”, “us”, “our”, and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

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

Expenses

Our expenses for the three months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2011	2010
Accounting and audit fees	$70,744	48,949
Amortization	464	491
Bank charges and interest	2,323	2,043
Consulting	307,212	652,201
Investor relations	15,000	54,535
Legal fees	28,011	19,747
Office and miscellaneous	3,172	6,469
Insurance	12,783	4,815
Registration and filing fees	8,412	9,062
Rent	-	41,819
Research and development	1,717,333	497,290
Travel	23,163	31,725
Website design and maintenance	-	-
Total expenses	$2,188,617	1,369,145

Three Months Ended December 31, 2011 and 2010

Expenses for the three months ended December 31, 2011 increased by $819,472 over the same period in 2010.

Accounting and audit fees have increased by $21,795 from $48,949 for the three months ended December 31, 2010 to $70,744 for the three months ended December 31, 2011 primarily as a result of our company having to address complex accounting matters resulting from our various agreements, thereby requiring increased attention by our external auditors. Consulting fees have decreased by $344,989 from $652,201 for the three months ended December 31, 2010 to $307,212 for the three months ended December 31, 2011 as a result of lower charges by incurred by directors, officers and a significant shareholder of the company. Investor relations expenses have decreased by $39,535 from $54,535 for the three months ended December 31, 2010 to $15,000 for the three months ended December 31, 2011 as a result of decreased fundraising and corporate awareness activities. Legal fees have increased by $8,264 from $19,747 for the three months ended December 31, 2010 to $28,011 for the three months ended December 31, 2011 primarily related to increased costs in protecting our patents and other activities during the three months ended December 31, 2011. Registration and filing fees have decreased by $650 from $9062 for the three months ended December 31, 2010 to $8,412 for the three months ended December 31, 2011 as a result of decreased corporate activities. Rent and administration fees have decreased by $41,819 from $41,819 for the three months ended December 31, 2010 to $0 for the three months ended December 31, 2011 as a result of the expiry of our office lease expenses in North America. Research and development expenses have increased by $1,220,043 from $497,290 for the three months ended December 31, 2010 to $1,717,333 for the three months ended December 31, 2011 as a result of increased activities relating to the clinical trials for Anavex 2-73. Travel expenses have decreased by $8,562 from $31,725 for the three months ended December 31, 2010 to $23,163 for the three months ended December 31, 2011 as a result of decreased travel related to clinical trial and fundraising and corporate awareness activities.

Income and loss

Other income and (loss) for the three month period ended December 31, 2011, amounted to $13,961 as compared to $(517,606) for the comparable three month period ended December 31, 2010. The increase in gain of $531,567 is primarily attributable to decreased debt conversion expenses to $0 from $504,160 as a result of not converting any debt during the period and a gain on Foreign exchange of $45,046 from ($5,490) due to favorable exchange rates. The gains are offset by increased interest and financing fees of $34,464 from $7,956 to $42,420 largely as a result of increased financing activities. Accretion of debt discount increased by $38,175 from $0 to $38,175.

Change in fair value of derivative liability

We recognized a change in fair value of derivative liability totaling $55,000 on derivative financial instruments for the three months ended December 31, 2011, as compared to $(0) for the prior year’s comparable period. This gain arises as a result of the requirement of generally accepted accounting principles in the United States to re-measure derivatives to their respective fair values each reporting period. Liquidity and Capital Resources

Working Capital

	December 31, 2011	September 30, 2011
Current Assets	82,623	200,605
Current Liabilities	2,565,889	1,345,443
Working Capital (Deficit)	$2,483,266	1,144,838

As of December 31, 2011, we had $9,079 in cash, a decrease of $125,623 from September 30, 2011. The principal components of this decrease in cash relate to the change in cash used in operating activities of $1,088,123, offset by the cash provided by financing activities of $962,500, including proceeds from the issuance of common shares of $712,500 and proceeds from the issuance of promissory notes of $250,000. As of December 31, 2011, we had a working capital deficit of $2,483,266, an increase in deficit of $1,338,428 from September 30, 2011. The principal component of this increase in working capital deficit was the increase in accounts payable of $987,271 and an increase in promissory notes payable of $288,175.

We anticipate that we will require up to $10,000,000 for the 12 month period ending December 31, 2012 to implement our plan of operation of researching and developing our patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to complete the next clinical trial for ANAVEX 2-73, and to perform work necessary to prepare other compounds to enter into clinical development. If we are not able to secure additional financing, we will not be able to implement and fund this work.

Cash Flows

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
Cash flows used in operating activities	$1,088,123	$1,083,961
Cash flows from financing activities	962,500	1,243,075
Cash flows from investing activities	0	0
Increase (decrease) in cash	$(125,623)	$159,114

Cash flow used in operating activities

Our cash used in operating activities for the three month period ended December 31, 2011 was $1,088,123 compared to $1,083,961 used in operating activities for the comparative three month period ended December 31, 2010.

Cash flow provided by financing activities

Our cash provided by financing activities for the three month period ended December 31, 2011 was $962,500 compared to $1,243,075.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the nine months ended December 31, 2011 or 2010.

Going Concern

At December 31, 2011, we had an accumulated deficit of $31,377,877 since our inception and incurred a net loss of $2,174,656 for the three month period ended December 31, 2011. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2011.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements that we recently adopted or are pending our adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

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

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our annual report on Form 10-K filed on December 22, 2011.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting. In our fiscal year ended September 30, 2012, we intend to hire accounting staff that possess the requisite knowledge of accounting for complex US GAAP matters. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing new processes and procedures that will mitigate any material weaknesses identified. We believe that the foregoing steps will remediate the deficiencies identified, and we intend to continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to other information in this quarterly report on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to our Company

We have had a history of losses and no revenue, which raise substantial doubt about our ability to continue as a going concern.

Since inception on January 23, 2004, we have incurred aggregate net losses of $30,827,073 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

As of December 31, 2011, we had total liabilities of $2,565,889 and accumulated deficit of $31,377,877. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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
Date: February 14, 2012