Form 10-Q
period 2012-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2012-05-15
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

720-789 West Pender St., Vancouver, British Columbia V6C 1H2, Canada
(Address of principal executive offices) (Zip Code)

1-800-689-3939
(Registrant’s telephone number, including area code)

459 Forest Street, Palo Alto, California 94301
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
27,465,174 shares of common stock outstanding as of May 15, 2012.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2012 and September 30, 2011
(Stated in US Dollars)
(Unaudited)

ASSETS	March 31,	September 30,
	2012	2011

Current
Cash	$178,647	$134,702
VAT recoverable	953	809
Deferred financing charge - Note 5	9,995	55,464
Prepaid expenses	-	9,630
	189,595	200,605
Equipment - Note 3	1,505	2,434
	$191,100	$203,039

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 7	$1,918,747	$410,024
Derivative liability - Note 4	-	67,500
Promissory notes payable - Note 5	1,200,707	867,919
	3,119,454	1,345,443

CAPITAL DEFICIT

Capital stock - Note 6
Authorized: 150,000,000 common shares, par value $0.001 per share Issued and outstanding: 27,465,174 common shares (September 30, 2011 - 26,571,574)	27,466	26,572
Additional paid-in capital	29,329,105	28,034,245
Deficit accumulated during the development stage	(32,284,925)	(29,203,221)
	(2,928,354)	(1,142,404)
	$191,100	$203,039

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2012 and 2011 and for the period from January 23, 2004 (Date of Inception) to March 31, 2012
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended		January 23, 2004
	March 31,		March 31,		(Date of Inception) to
	2012	2011	2012	2011	March 31, 2012
Expenses
Accounting and audit fees	$23,784	$38,380	$94,528	$87,328	$616,881
Amortization and depreciation	465	407	929	898	4,126
Bank charges and interest	947	1,748	3,270	3,791	39,614
Consulting fees - Note 7 and 8	242,302	1,017,702	549,514	1,669,903	11,138,239
Insurance	-	16,107	9,630	20,922	57,782
Investor relations	7,638	25,000	22,638	79,535	746,207
Legal fees	48,143	37,600	76,154	57,347	603,256
Management fees	-	-	-	-	14,625
Office and miscellaneous	2,283	13,151	5,455	19,620	143,992
Registration and filing fees	9,237	36,363	17,649	45,425	145,253
Rent and administration	-	10,999	-	52,818	224,670
Research and development	429,607	730,242	2,146,940	1,227,532	12,052,029
Travel	31,200	20,026	54,363	51,751	728,681
Website design and maintenance	-	-	-	-	28,417

Loss before other income (expenses)	(795,606)	(1,947,725)	(2,981,070)	(3,316,870)	(26,543,772)

Other income (expenses)
Interest and financing fees	(50,064)	(3,945)	(92,484)	(11,901)	(580,164)
Accretion of debt discount - Note 5	(44,613)	-	(82,788)	-	(2,159,368)
Change in fair value of derivative liability - Note 4	12,500	-	67,500	-	(463,274)
Debt conversion expense	-	-	-	(504,160)	(504,160)
Loss on settlement of accounts payable	-	-	-	(249,090)	(778,053)
Loss on extinguishment of debt	-	-	-	(198,738)	(686,207)
Foreign exchange gain (loss)	(32,418)	(20,716)	7,138	(26,206)	(19,123)

Net loss for the period	$(910,201)	$(1,972,386)	$(3,081,704)	$(4,306,965)	$(31,734,121)

Basic and diluted loss per share	$(0.03)	$(0.08)	$(0.11)	$(0.17)

Weighted average number of shares outstanding	27,342,977	25,166,546	27,039,266	24,711,872

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three and six months ended March 31, 2012 and 2011 and for the period from January 23, 2004 (Date of Inception) to March 31, 2012
(Stated in US Dollars)
(Unaudited)

			January 23, 2004
	Six months ended March 31,		(Date of Inception) to
	2012	2011	March 31, 2012

Cash Flows used in Operating Activities
Net loss for the period	$(3,081,704)	$(4,306,965)	$(31,734,121)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	929	898	4,126
Accretion of debt discount	82,788	-	2,159,368
Stock-based compensation	203,408	856,229	4,743,747
Amortization of deferred financing charge	45,470	-	145,783
Change in fair value of derivative liability	(67,500)	-	463,274
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	15,895	-	406,405
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	340,600
Common shares issued for research and development expenses	-	-	800,000
Extension of warrants for research and development expenses	80,200	-	80,200
Management fees contributed	-	-	14,625
Debt conversion expense	-	504,160	504,160
Loss on settlement of accounts payable	-	249,090	778,053
Loss on extinguishment of debt	-	198,738	686,207
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to operations:			-
VAT recoverable	(144)	29,162	(953)
Prepaid expenses	9,630	(26,073)	-
Accounts payable and accrued liabilities	1,508,723	821,858	5,000,219
Net cash used in operating activities	(1,202,305)	(1,672,903)	(15,296,720)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	996,250	1,411,875	10,246,833
Share subscriptions received	-	-	-
Proceeds from promissory notes	250,000	-	5,067,500
Deferred financing fee	-	-	(100,000)
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	1,246,250	1,411,875	15,480,998

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)
Net cash used in investing activities	-	-	(5,631)

Increase (decrease) in cash during the period	43,945	(261,028)	178,647
Cash, beginning of period	134,702	264,669	-
Cash, end of period	$178,647	$3,641	$178,647

Supplemental Cash Flow Information - Note 9

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to March 31, 2012
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
for the period from January 23, 2004 (Date of Inception) to March 31, 2012
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
for the period from January 23, 2004 (Date of Inception) to March 31, 2012
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
for the period from January 23, 2004 (Date of Inception) to March 31, 2012
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
for the period from January 23, 2004 (Date of Inception) to March 31, 2012
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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to March 31, 2012
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2011 - brought forward	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)
Capital stock issued for cash on December 6, 2011 - at $1.25	615,600	616	768,884	-	-	769,500
Less: Share Issue costs	-	-	(77,000)	-	-	(77,000)
Capital stock issued for cash on February 9, 2012 - at $1.25	270,000	270	337,230	-	-	337,500
Less: Share Issue costs	-	-	(33,750)	-	-	(33,750)
Capital stock issued for services on February 9, 2012 - at $1.99	8,000	8	15,888	-	-	15,896
Stock-based compensation - Note 8	-	-	203,408	-	-	203,408
Extension of warrants - Note 8			80,200			80,200
Net loss for the period	-	-	-	-	(3,081,704)	(3,081,704)

Balance, March 31, 2012	27,465,174	$27,466	$29,329,105	$-	$(32,284,925)	$(2,928,354)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2012, the Company had an accumulated deficit of $32,284,925 (September 30, 2011 - $29,203,221) since its inception, has a working capital deficit of $2,929,859 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the next twelve months to be approximately $5,000,000. While the Company is expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2012
(Stated in US Dollars) – Page 2
(Unaudited)

Note 2	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows.

Note 3	Equipment

	March 31, 2012
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$4,126	$1,505

	September 30, 2011
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$3,197	$2,434

Note 4	Derivative Liabilities

Derivative liabilities, consisting of the embedded conversion features in the Company’s convertible promissory notes, are accounted for as separate liabilities measured at their respective fair values, as follows:

	Six months ended	Year ended
	March 31, 2012	September 30, 2011

Balance, beginning of the period	$67,500	$-
Fair value of embedded conversion feature of convertible
promissory notes	-	167,500
Change in fair value of derivative liability	(67,500)	(100,000)
Balance, end of the period	$-	$67,500

The fair values of the convertible promissory notes embedded call options have been determined using the binomial pricing model using the following weighted average assumptions:

	March 31, 2012	September 30, 2011

Risk-free interest rate	0.05%	0.13%
Expected life of derivative liability	0.05 years	0.56 years
Annualized volatility	57.99%	93.45%
Dividend rate	0.00%	0.00%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2012
(Stated in US Dollars) – Page 3
(Unaudited)

Note 5	Promissory Notes Payable

	March 31,	September 30,
	2012	2011

Convertible interest bearing promissory notes payable	$750,000	$750,000
Interest bearing promissory notes payable	466,000	216,000
Less: fair value of derivative liabilities on date of issuance	(167,500)	(167,500)
Add: accumulated accretion	152,207	69,419
	1,200,707	867,919
Less: current portion	(1,200,707)	(867,919)
	$-	$-

Convertible interest bearing promissory notes

The Company issued unsecured convertible interest bearing promissory notes totaling $750,000 during the year ended September 30, 2011. Included in these notes is a promissory note in the amount of $250,000 maturing on April 20, 2012 and a note in the amount of $500,000 maturing on May 4, 2012, each bearing interest at 8% per annum. These notes are convertible at any time at the option of the holder into units of the Company at $3.00 per unit with each unit consisting of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional common share for $4.00 for a period of 2 years from the date of issuance. Otherwise, the notes will automatically be either converted or redeemed should the Company undertake equity financing of an amount of or greater than $2,000,000 within any consecutive 30 calendar days during the period the notes are outstanding. Additionally, by way of an anti-dilution clause, the conversion price on the notes will be adjusted if the Company issues common shares in excess of 10% of common shares outstanding on the dates the notes were issued.

In connection with the issuance of these notes, the Company paid a finder’s fee totaling $100,000 which was deferred and is being amortized to income using the effective interest method over the terms of the notes. As at March 31, 2012 there remains $9,995 (September 30, 2011: $55,464) unamortized in respect of this deferred financing charge.

Pursuant to the guidance of ASC 815-40, the Company determined that the embedded conversion feature of the notes failed to meet the “fixed for fixed” criteria contained within the guidance. Accordingly, the Company bifurcated the embedded conversion features as a separate derivative liability having a fair value of $167,500 at inception. The corresponding debt discount is being accreted over the term of the note. During the six months ended March 31, 2012, the Company recorded accretion expense of $82,788 (2011: $Nil) in respect of this debt discount.

Subsequent to March 31, 2012, the $500,000 note with accrued interest of $40,000 maturing May 4, 2012 and a promissory note having a principal value of $250,000 and accrued interest of $9,389 that matured on January 20, 2012 were exchanged for a new 12% interest bearing promissory note having a principal balance of $799,389 maturing June 19, 2012.

Interest bearing promissory notes

During the year ended September 30, 2010, the Company issued a promissory note having a principal balance of $200,000 with terms that included interest at 8% per annum and maturing on May 4, 2011. On May 4, 2011, this note, including accrued interest of $16,000 thereon, was exchanged for a new 8% interest bearing promissory note having a principal balance of $216,000 maturing May 4, 2012. The company plans to negotiate new terms to extend the maturity of this note.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2012
(Stated in US Dollars) – Page 4
(Unaudited)

Note 5	Promissory Notes Payable – (cont’d)

On November 1, 2011, the Company issued a promissory note having a principal balance of $250,000 with terms that included interest at 8% per annum and maturing on January 20, 2012. This promissory note with accrued interest of $9,389 along with the $500,000 Convertible Note with accrued interest of $40,000 maturing May 4, 2012 were exchanged for a new 12% interest bearing promissory note having a principal balance of $799,389 maturing June 19, 2012 .

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
March 31, 2012
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

On June 19, 2009, the Company issued 495,556 units at $2.25 per Unit for total proceeds of $1,115,000 pursuant to private placement agreements. Each unit consisted on one common share and one and one- half of a common share purchase warrant entitling the holder to purchase additional common shares at $2.25 per share until June 19, 2011.

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
March 31, 2012
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
March 31, 2012
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
March 31, 2012
(Stated in US Dollars) – Page 8
(Unaudited)

Note 6	Capital Stock – (cont’d)

On December 6, 2011, the Company issued 615,600 units at $1.25 per unit for proceeds of $769,500 pursuant to private placement agreements. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $2.00 per share until December 6, 2012. The Company paid finder’s fees of $77,000 in connection with this private placement.

On February 9, 2012 the Company issued 8,000 units for service rendered by a director and officer of the Company. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $2.00 per share until February 9, 2013. The fair value of the units issued was determined to be $15,895 on the date they were issued and the Company recorded consulting fees of $15,895 on the statement of operations for the six months ended March 31, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $2.00, stock price - $1.74, expected volatility – 84.88%, expected life – 1.0 years, risk free interest rate – 0.15%, dividend yield – 0.00%.

On February 9, 2012, the Company issued 270,000 units at $1.25 per unit for proceeds of $337,500 pursuant to private placement agreements. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $2.00 per share until February 9, 2012. The Company paid a finder’s fee of $33,750 in connection with this private placement.

Note 7	Related Party Transactions

The following amounts have been donated to the Company by the directors:

	Three months		Six months		January 23, 2004
	ended March 31,		ended March 31,		(Date of Inception)
	2012	2011	2012	2011	to March 31, 2012

Management fees	$-	$-	$-	$-	$14,625
Rent	-	-	-	-	3,750
Debt forgiven by directors	-	-	-	-	33,666
	$-	$-	$-	$-	$52,041

During the three and six months ended March 31, 2012, the Company was charged consulting fees totaling $70,396 and $149,670 respectively (2011: $232,897 and $481,438 respectively) by directors, officers and a significant shareholder of the Company.

As at March 31, 2012, included in accounts payable and accrued liabilities is $44,514 (September 30, 2011: $20,833) owing to directors and officers of the Company and a former director and officer of the Company.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2012
(Stated in US Dollars) – Page 9
(Unaudited)

Note 8	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance, September 30, 2010	2,047,151	$2.87
Expired	(148,749)	$2.64
Exercised	(700,000)	$2.25
Issued	1,457,077	$3.07
Balance, September 30, 2011	2,655,479	$3.16
Expired	(711,499)	$3.26
Issued	446,800	$2.00
Balance, March 31, 2012	2,390,780	$2.74

At March 31, 2012, the Company has 2,390,780 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
198,741	$4.50	May 18, 2012
30,508	$5.25	August 1, 2012
325,000	$2.00	September 26, 2012
41,155	$3.50	September 30, 2012
245,748	$3.00	September 30, 2012
853,075	$3.00	November 18, 2012
16,419	$4.50	November 25, 2012
307,800	$2.00	December 6, 2012
200,000	$1.50	January 5, 2013
135,000	$2.00	February 9, 2013
4,000	$2.00	February 9, 2013
33,334	$4.00	April 20, 2013
2,390,780

During the six months ended March 31, 2012, the exercise price and expiry of 200,000 warrants exercisable at $3.50 and expiring January 5, 2012 were modified and extended such that these warrants are now exercisable at $1.50 until January 5, 2013. The fair value of this modification was determined to be $80,200 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.11%, expected life: 1.0 year, annualized volatility: 79.46% , dividend rate: 0%.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2012
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

On February 2, 2011, the Company amended and restated the 2007 stock option plan to increase the number of options authorized to 4,000,000.

A summary of the status of Company’s outstanding stock purchase options for the six months ended March 31, 2012 is presented below:

		Weighted
		Average	Weighted Average
		Exercise	Grant Date fair
	Number of Shares	Price	value
Outstanding at September 30, 2010	2,775,000	$3.29
Forfeited	(1,000,000)	$3.93
Cancelled	(50,000)	$2.75
Granted	650,000	$4.06	$2.95
Outstanding at September 30, 2011	2,375,000	$3.18
Forfeited	(1,100,000)	$2.82
Granted	500,000	$1.50	$0.72
Outstanding at March 31, 2012	1,775,000	$2.94
Exercisable at March 31, 2012	905,000	$2.81
Exercisable at September 30, 2011	930,000	$2.90

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2012
(Stated in US Dollars) – Page 11
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At March 31, 2012, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)

50,000	(1)	50,000	$3.75	November 1, 2012	-	0.84

100,000	(2)	-	$3.86	December 1, 2012	-	0.92

150,000	(3)	150,000	$3.10	June 3, 2013	-	1.42

400,000	(4)	400,000	$2.50	September 15, 2013	-	1.71

500,000	(5)	-	$2.50	October 19, 2013	-	1.79

5,000	(6)	5,000	$2.50	March 2, 2014	-	2.17

50,000	(7)	50,000	$3.50	June 29, 2015	-	3.50

150,000	(8)	150,000	$3.72	February 24, 2016	-	4.15

100,000	(9)	100,000	$3.67	March 30, 2016	-	4.25

270,000	(10)	-	$3.00	February 8, 2017	-	5.11
1,775,000		905,000			-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2012.

(1)

As at March 31, 2012 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the six month period ended March 31, 2012 (2011: $nil).

(2)

As at March 31, 2012 and September 30, 2011, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

(3)	As at March 31, 2012 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation during the six month period ended March 31, 2012 (2011: $nil).

(4)

As at March 31, 2012 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the six month period ended March 31, 2012 (2011: $500,000).

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2012
(Stated in US Dollars) – Page 12
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(5)

As at March 31, 2012 and September 30, 2011 none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(6)

As at March 31, 2012 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options in the six month period ended March 31, 2012 (2010: $nil).

(7)	As at March 31, 2012 and September 30, 2011these options had fully vested. The Company did not recognize any stock-based compensation for the six month period ended March 31, 2012 (2011: $125,000).

(8)

As at March 31, 2012 these options had fully vested (September 30, 2011: none of these options have vested). The options vested on February 24, 2012. The fair value of these options was calculated to be $281,000, of which the Company recognized stock-based compensation in the amount of $163,415 for the six month period ended March 31, 2012 (2011: $38,979).

(9)

These options were granted during the year ended September 30, 2011. At September 30, 2011, 75,000 of these options have vested. The remaining 25,000 options vested during the six month period ended March 31, 2012. The fair value of these options was calculated to be $183,000, of which the Company has recognized $6,500 as stock based compensation during the six month period ended March 31, 2012 (2011: $66,750).

(10)

As at March 31, 2012 and September 30, 2011, these options have not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

During the six month period ended March 31, 2012, a total of 1,100,000 options were forfeited for which the Company had recognized stock-based compensation of $158,493 in respect of these options. The Company recognized stock-based compensation of $33,493 in respect of these options during the six month period ended March 31, 2012 (2011: $Nil).

During the year ended September 30, 2011, 200,000 options were cancelled for which the Company recognized stock based compensation expense of $125,500 during the six month period ended March 31, 2011.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2012
(Stated in US Dollars) – Page 13
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	March 31,	September 30,
	2012	2011
Risk-free interest rate	0.83% - 2.19%	0.96% - 2.21%
Expected life of options	4.25 - 5.0 years	4.5 - 5.0 years
Annualized volatility	57.87% - 95.25%	56.27% - 62.52%
Dividend rate	0%	0%

At March 31, 2012, the following summarizes the unvested stock options:

			Weighted
			Average
	Number of	Weighted Averag	Grant-Date
	Shares	Exercise Price	Fair Value
Unvested options at September 30, 2011	1,445,000	$3.33	$2.17
Granted	500,000	$1.50	$0.72
Forfeited	(900,000)	$2.74	$1.60
Vested	(175,000)	$3.71	$2.70
Unvested options at March 31, 2012	870,000	$2.81	$1.82

As at March 31, 2012, there was no unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in current fiscal year. There has been no stock-based compensation recognized in the financial statements for the period ended March 31, 2012 (2010: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for services during the three and six month periods ended March 31, 2012 and 2011 are classified in the Company’s Statement of Operations as follows:

	Three months		Six months
	ended March 31,		ended March 31,
	2012	2011	2012	2011
Consulting fees	$80,144	$668,479	$203,408	$856,229
Research and development	$80,200	$-	$80,200	$-
	$160,344	$668,479	$283,608	$856,229

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2012
(Stated in US Dollars) – Page 14
(Unaudited)

Note 9	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the six months ended March 31, 2012, the Company issued 8,000 units for service rendered by a director and officer of the Company. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $2.00 per share until February 9, 2013. The fair value of the units issued was determined to be $15,895 on the date they were issued and the Company recorded consulting fees of $15,895 on the statement of operations for the six months ended March 31, 2012.

During the six months ended March 31, 2011:

a)

The Company issued 3,636 units at $2.75 per unit for finder’s fees related to the private placement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012.

b)

The Company issued 853,065 units at the calculated fair value of $6.24 per unit in the conversion of two notes payable. The Company recorded debt conversion expense of $504,160 related to the fair value of the additional units issued based on the difference between the fair value of the units issued and the carrying value of the debt. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012.

c)

The Company issued 145,063 shares of common stock at their fair value of $4.12 per share to settle non-convertible interest bearing notes payable outstanding in the amount of $398,923, including accrued interest of $26,032 (included in accounts payable and accrued liabilities). The Company recorded a loss on debt settlement of $198,738 as a result of this transaction.

d)

The Company issued 181,818 shares of common stock at their fair value of $4.12 per share based on their quoted market price to one creditor in settlement of $500,000 of accounts payable. The Company recorded a loss on settlement of accounts payable of $249,000 as a result of the difference between the carrying value of the account payable and the fair value of the shares issued.

e)

The Company issued 2,985 units at $3.35 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until November 25, 2012.

Note 10	Subsequent Events

On April 2, 2012, the Company issued a promissory note having a principal balance of $32,500 with terms that included interest at 10% per annum and maturing on April 2, 2013.

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

Our Pipeline

Our proprietary SIGMACEPTOR™ Discovery Platform has generated small molecule drug candidates with unique modes of action, by making use of our leading understanding of sigma receptors. Sigma receptors represent potential targets for therapeutics to potentially combat many human diseases, including AD. When bound by the appropriate ligands, these receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

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

Expenses

Our expenses for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Accounting and audit fees	$23,784	$38,380	$94,528	$87,328
Amortization	465	407	929	898
Bank charges and interest	947	1,748	3,270	3,791
Consulting	242,302	1,017,702	549,514	1,669,903
Investor relations	7,638	25,000	22,638	79,535
Legal fees	48,143	37,600	76,154	57,347
Office and miscellaneous	2,283	13,151	5,455	19,620
Insurance	-	16,107	9,630	20,922
Registration and filing fees	9,237	36,363	17,649	45,425
Rent	-	10,999	-	52,818
Research and development	429,607	730,242	2,146,940	1,227,532
Travel	31,200	20,026	54,363	51,751
Website design and maintenance	-	-	-	-
Total expenses	$795,606	1,947,725	2,981,070	3,316,870

Three Months Ended March 31, 2012 and 2011

Expenses for the three months ended March 31, 2012 decreased by $ 1,152,119 over the same period in 2011. Consulting fees decreased by $775,400 from $1,017,702 for the three months ended March 31, 2011 to $242,302 for the same period in 2012 primarily as a result of decreased management infrastructure and a decrease in stock based compensation from additional option issuances resulting therefrom. Insurance expense decreased by $16,107 from $16,107 for the three months ended March 31, 2011 to $nil for the same period in 2012 primarily related to the expiry of the Director and Officer liability insurance policy in December 2011. Registration and filing fees decreased by $27,126 from $36,363 for the three months ended March 31, 2011 to $9,237 for the same period in 2012 primarily related to not incurring expenses related to costs associated with preparing and issuing the proxy statement and the annual meeting. Rent and administration expenses decreased by $10,999 from $10,999 for the three months ended March 31, 2011 to $0 for the same period in 2012 primarily as a result of our office lease agreement in New Jersey expiring in 2011. Legal fees increased by $10,543 from $37,600 for the three months ended March 31, 2011 to $48,143 for the same period in 2012 primarily related to increased patent and general counsel activity. Research and Development charges decreased by $300,635 from $730,242 for the three months ended March 31, 2011 to $429,607 for the same period in 2012 primarily related to decreased preclinical activities.

Six Months Ended March 31, 2012 and 2011

Expenses for the six months ended March 31, 2012 decreased by $335,800 over the same period in 2011. Consulting fees decreased by $1,120,389 from $1,669,903 for the six months ended March 31, 2011 to $549,514 for the same period in 2012 primarily as a result of decreased management infrastructure and a decrease in stock based compensation from additional option issuances resulting therefrom. Insurance expense decreased by $11,292 from $20,922 for the six months ended March 31, 2011 to $9,630 for the same period in 2012 primarily related to the expiry of a Director and Officer liability insurance policy. Registration and filing fees decreased by $27,776 from $45,425 for the six months ended March 31, 2011 to $17,649 for the same period in 2012 primarily related to not occurring expenses related to costs associated with preparing and issuing the proxy report and the annual meeting to date. Rent and administration expenses decreased by $52,818 from $52,818 for the six months ended March 31, 2011 to $nil for the same period in 2012 primarily as a result of our office lease expiring. Legal fees increased by $18,807 from $57,347 for the six months ended March 31, 2011 to $76,154 for the same period in 2012 primarily related to increased patent and general counsel activity. Research and Development charges increased by $919,408 from $1,227,532 for the six months ended March 31, 2011 to $2,146,940 for the same period in 2012 primarily related to increased clinical trial preparation activity related to ANAVEX 2-73. Travel expense increased by $2,612 from $51,751 for the six months ended March 31, 2011 to $54,363 for the same period in 2012 due to international travel.

Income and loss

Other income and (loss) for the three month period ended March 31, 2012, amounted to $(114,595) as compared to $(24,661) for the comparable three month period ended March 31, 2011. The increase in loss of $(89,934) is primarily attributable to a) the loss from accretion of debt discount of $(44,613) recognized in the three month period ended March 31, 2012 with no corresponding loss recognized in the same period in 2011, b) the change in fair value of derivative liabilities of $12,500 recognized in the three month period ended March 31, 2012 with no corresponding expense recognized in the same period in 2011, c) interest expense of $(50,064) recognized in the three month period ended March 31, 2012 as compared to lower interest expense of $(3,945) recognized in the same period in 2011 as a result of debt conversions that occurred in the six month period ended March 31, 2012, and d) the foreign exchange loss of $32,418 recognized in the three month period ended March 31, 2012 as compared with a loss of $(20,716) recognized in the same period in 2011.

Other income and (loss) for the six month period ended March 31, 2012, amounted to $(100,634) as compared to a loss of $(990,095) for the comparable six month period ended March 31, 2011. The decrease in loss of $(889,461) is primarily attributable to a) debt conversion expense of $(504,160) recognized in the six month period ended March 31, 2011 compared with no similar expense for the same period in 2012, b) the foreign exchange loss of $(26,206) recognized in the six month period ended March 31, 2011 as compared with a gain of $7,138 recognized in the same period in 2012, c) the gain in fair value of derivative liability of $0 recognized in the six month period ended March 31, 2011 with a gain of $67,500 recognized in the same period in 2012, offset by d) the loss from accretion of debt discount of $0 recognized in the six month period ended March 31, 2011 with a loss 0f $(82,788)recognized in the same period in 2012, e) interest expense of $(11,901) recognized in the six month period ended March 31, 2011 as compared to higher interest expense of $(92,484) recognized in the same period in 2012 as a result of debt conversions that occurred in the six month period ended March 31, 2012, f) loss on settlement of accounts payable of $(249,090) recognized in the six month period ended March 31, 2011 with no corresponding loss in the six months ended March 31, 2012 , g) the loss on extinguishment of debt of $(198,738) recognized in the six months ended March 31, 2011 with no corresponding loss in the six months ended March 31, 2012 and h) debt conversion expense incurred on the induced conversion of convertible promissory notes totaling $(504,160) in the six months ended March 31, 2011 with no corresponding charge in the six months ended March 31, 2012.

Change in fair value of derivative liability

We recognized a change in fair value of derivative liability totaling $12,500 on derivative financial instruments for the three month period ended March 31, 2012, as compared to $nil for the prior year’s comparable period. This gain arises as a result of the requirement of generally accepted accounting principles in the United States to re-measure derivatives to their respective fair values each reporting period.

We recognized a change in fair value of derivative liability totaling $67,500 on derivative financial instruments for the six month period ended March 31, 2012, as compared to $nil for the prior year’s comparable period. This gain arises as a result of the requirement of generally accepted accounting principles in the United States to re-measure derivatives to their respective fair values each reporting period.

Liquidity and Capital Resources

Working Capital

	March 31, 2012	September 30, 2011
Current Assets	189,595	200,605
Current Liabilities	3,119,454	1,345,443
Working Capital (Deficit)	$(2,929,859)	(1,144,838)

As of March 31, 2012, we had $178,647 in cash, an increase of $43,945 from September 30, 2011. The principal components of this increase in cash related to VAT refunds obtained by our subsidiary company.

We anticipate that we will require up to $5,000,000 for the 12 month period ending March 31, 2013 to implement our plan of operation of researching and developing our patents, the related compounds and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to complete the next clinical trial for ANAVEX 2-73, and to perform work necessary to prepare for further clinical development. If we are not able to secure additional financing, we will not be able to implement and fund this work.

Cash Flows

	Six Month Period	Six Month Period
	Ended	Ended
	March 31, 2012	March 31, 2011
Cash flows used in operating activities	$1,202,305	$1,672,903
Cash flows from financing activities	1,246,250	1,411,875
Cash flows from investing activities	Nil	Nil
Increase (decrease) in cash	$43,945	$(261,028)

Cash flow used in operating activities

Our cash used in operating activities for the six month period ended March 31, 2012 was $1,202,305 compared to $1,672,903 used in operating activities for the comparative six month period ended March 31, 2011.

Cash flow provided by financing activities

Our cash provided by financing activities for the six month period ended March 31, 2012 was $1,246,250 compared to $1,411,875.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the six month period ended March 31, 2012 or 2011.

Going Concern

At March 31, 2012, we had an accumulated deficit of $32,284,925 since our inception and incurred a net loss of $3,081,704 for the six month period ended March 31, 2012. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $31,734,121 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

As of March 31, 2012, we had total liabilities of $3,119,454 and accumulated deficit of $32,284,925. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Reserved]

Item 5. Other Information.

On May 1, 2012 pursuant to our Contract Lease Agreement with Euro Genet Labs S.A. (“Euro Genet”) the Company has given notice to Euro Genet to terminate the agreement effective August 1, 2012. In addition the Company has also provided one month termination notice to thirteen contracted consultants whom performed services for the Company at the Euro Genet Facility.

On April 20, 2012, the $500,000 convertible note with accrued interest of $40,000 maturing May 4, 2012 and a promissory note having a principal value of $250,000 and accrued interest of $9,389 that matured on January 20, 2012 were exchanged for a new 12% interest bearing promissory note having a principal balance of $799,389 maturing June 19, 2012. The holder of the new promissory note is Georgia Georgopoulou.

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

10.43	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.44	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.45	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.46	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)

Exhibit Number	Description
10.47	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.48	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.49	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.50	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.53	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.54	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.55	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.56	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.57	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.58	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.59	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.61	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.62	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.63	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.64	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)
10.65	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.66	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.67	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.68	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.69	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.70	Amended Stock Option Agreement dated September 16, 2011 with Cameron Durrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 21, 2011)

Exhibit Number	Description
10.71	Consulting Agreement dated effective October 10, 2011, with George Tidmarsh (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 14, 2011)
10.72	Form of subscription agreement for services (US purchaser) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.73	Form of subscription agreement for units (Offshore purchasers) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.74*	Unsecured Promissory Note dated April 20, 2012 issued to Georgia Georgopoulou
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Harvey Lalach
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Harvey Lalach
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: May 15, 2012