Form 10-Q
period 2012-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2012-08-17
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1600 – 609 Granville Street, Vancouver BC Canada V7Y 1C3
(Address of principal executive offices) (Zip Code)

1-800-689-3939
(Registrant’s telephone number, including area code)

720 – 789 West Pender Street, Vancouver, BC, Canada V6C 1H2
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
30,240,687 shares of common stock outstanding as of August 17, 2012.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

 (Stated in US Dollars)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2012 and September 30, 2011
(Stated in US Dollars)
(Unaudited)

ASSETS	June 30,	September 30,
	2012	2011

Current
Cash	$18,195	$134,702
VAT recoverable	-	809
Deferred financing charge - Note 5	2,900	55,464
Prepaid expenses	-	9,630
	21,095	200,605
Equipment - Note 3	1,040	2,434
	$22,135	$203,039

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 7	$2,170,923	$410,024
Derivative liability - Note 4	-	67,500
Promissory notes payable - Note 5	49,000	867,919
	2,219,923	1,345,443

CAPITAL DEFICIT

Capital stock - Note 6
Authorized: 150,000,000 common shares, par value $0.001 per share
Issued and outstanding: 30,165,687 common shares (September 30, 2011 - 26,571,574)	30,166	26,572
Additional paid-in capital	34,524,589	28,034,245
Shares to be issued	75,000	-
Deficit accumulated during the development stage	(36,827,543)	(29,203,221)
	(2,197,788)	(1,142,404)
	$22,135	$203,039

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2012 and 2011 and for the period from January 23, 2004 (Date of Inception) to June 30, 2012
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended		January 23, 2004
	June 30,		June 30,		(Date of Inception) to
	2012	2011	2012	2011	June 30, 2012
Expenses
Accounting and audit fees	$24,436	$39,220	$118,964	$126,548	$641,317
Amortization and depreciation	465	377	1,394	1,275	4,591
Bank charges and interest	1,568	2,727	4,838	6,518	41,182
Consulting fees - Note 7 and 8	230,313	625,298	779,827	2,295,201	11,368,552
Insurance	-	16,937	9,630	37,859	57,782
Investor relations	15,000	38,652	37,638	118,187	761,207
Legal fees	21,629	59,363	97,783	116,710	624,885
Management fees	-	-	-	-	14,625
Office and miscellaneous	2,965	4,995	8,420	24,615	146,957
Registration and filing fees	3,110	9,380	20,759	54,805	148,363
Rent and administration	-	2,354	-	55,172	224,670
Research and development	393,963	777,971	2,540,903	2,005,503	12,445,992
Travel	4,464	59,864	58,827	111,615	733,145
Website design and maintenance	-	-	-	-	28,417

Loss before other income (expenses)	(697,913)	(1,637,138)	(3,678,983)	(4,954,008)	(27,241,685)

Other income (expenses)
Interest and financing fees	(37,988)	(3,994)	(130,472)	(15,895)	(618,152)
Accretion of debt discount - Note 5	(15,293)	(29,400)	(98,081)	(29,400)	(2,174,661)
Change in fair value of derivative liability - Note 4	-	110,000	67,500	110,000	(463,274)
Debt conversion expense	-	-	-	(504,160)	(504,160)
Loss on settlement of accounts payable	-	-	-	(249,090)	(778,053)
Loss on extinguishment of debt - Notes 5 and 6	(3,829,328)	-	(3,829,328)	(198,738)	(4,515,535)
Foreign exchange gain (loss)	37,904	(18,352)	45,042	(44,558)	18,781

Net loss for the period	$(4,542,618)	$(1,578,884)	$(7,624,322)	$(5,885,849)	$(36,276,739)

Basic and diluted loss per share	$(0.16)	$(0.06)	$(0.28)	$(0.24)

Weighted average number of shares outstanding	28,355,453	25,294,101	27,476,394	24,905,948

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three and nine months ended June 30, 2012 and 2011 and for the period from January 23, 2004 (Date of Inception) to June 30, 2012
(Stated in US Dollars)
(Unaudited)

			January 23, 2004
	Nine months ended June 30,		(Date of Inception) to
	2012	2011	June 30, 2012

Cash Flows used in Operating Activities
Net loss for the period	$(7,624,322)	$(5,885,849)	$(36,276,739)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	1,394	1,275	4,591
Accretion of debt discount	98,081	29,400	2,174,661
Stock-based compensation	302,208	1,015,415	4,842,547
Amortization of deferred financing charge	60,714	-	161,027
Change in fair value of derivative liability	(67,500)	(110,000)	463,274
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	15,896	-	406,406
Promissory note issued for severance	-	-	71,500
Common shares to be issued for severance	75,000		75,000
Common shares issued for severance	-	-	340,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	-	504,160	504,160
Loss on settlement of accounts payable	-	249,090	778,053
Loss on extinguishment of debt	3,829,328	198,738	4,515,535
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to operations:			-
VAT recoverable	809	16,462	-
Prepaid expenses	9,630	(9,137)	-
Accounts payable and accrued liabilities	1,857,755	1,111,556	5,349,251
Net cash used in operating activities	(1,441,007)	(2,878,890)	(15,535,422)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	996,250	3,086,875	10,246,833
Share subscriptions received	-	-	-
Proceeds from promissory notes	331,500	750,000	5,149,000
Deferred financing fee	(3,250)	-	(103,250)
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	1,324,500	3,836,875	15,559,248

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)
Net cash used in investing activities	-	-	(5,631)

Increase (decrease) in cash during the period	(116,507)	957,985	18,195
Cash, beginning of period	134,702	264,669	-
Cash, end of period	$18,195	$1,222,654	$18,195

Supplemental Cash Flow Information - Note 9

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to June 30, 2012
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
for the period from January 23, 2004 (Date of Inception) to June 30, 2012
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
for the period from January 23, 2004 (Date of Inception) to June 30, 2012
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
for the period from January 23, 2004 (Date of Inception) to June 30, 2012
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
for the period from January 23, 2004 (Date of Inception) to June 30, 2012
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

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to June 30, 2012
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2011 - brought forward	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)
Capital stock issued for cash on December 6, 2011 - at $1.25 - Note 6	615,600	616	768,884	-	-	769,500
Less: share issue costs - Note 6	-	-	(77,000)	-	-	(77,000)
Capital stock issued for cash on February 9, 2012 - at $1.25 - Note 6	270,000	270	337,230	-	-	337,500
Less: share issue costs - Note 6	-	-	(33,750)	-	-	(33,750)
Capital stock issued for services on February 9, 2012 - at $1.99 - Note 6	8,000	8	15,888	-	-	15,896
Equity units issued for settlement of loans payable on May 31, 2012 - Note 5	2,700,513	2,700	5,176,884	-	-	5,179,584
Capital stock to be issued for services on June 26, 2012 - at $1.00	-	-	-	75,000	-	75,000
Stock-based compensation - Note 8	-	-	302,208	-	-	302,208
Net loss for the period	-	-	-	-	(7,624,322)	(7,624,322)

Balance, June 30, 2012	30,165,687	$30,166	$34,524,589	$75,000	$(36,827,543)	$(2,197,788)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Stated in US Dollars)
(Unaudited)

Note 1	Business Description, Basis of Presentation and Liquidity

Business

Anavex Life Sciences Corp. (“the Company”) is a pharmaceutical company engaged in the development of novel drugs. The Company’s portfolio involves novel compounds (ligands) directed to sigma receptors in preclinical and clinical stages of development that target neurodegenerative diseases and cancer. The Company’s lead drug candidate, ANAVEX 2-73, targeting Alzheimer’s disease (AD), entered first Human Clinical Trials (HCT) in the first quarter of fiscal 2011.

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2012, the Company had an accumulated deficit of $36,827,543 (September 30, 2011 - $29,203,221) since its inception, has a working capital deficit of $2,198,828 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the next twelve months to be approximately $5,000,000. While the Company is expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2012
(Stated in US Dollars) – Page 2
(Unaudited)

Note 2	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows.

Note 3	Equipment

	June 30, 2012
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$4,591	$1,040

	September 30, 2011
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$3,197	$2,434

Note 4	Derivative Liabilities

Derivative liabilities, consisting of the embedded conversion features in the Company’s convertible promissory notes, are accounted for as separate liabilities measured at their respective fair values, as follows:

	Nine months ended	Year ended
	June 30, 2012	September 30, 2011

Balance, beginning of the period	$67,500	$-
Fair value of embedded conversion feature of convertible promissory notes	-	167,500
Change in fair value of derivative liability	(67,500)	(100,000)
Balance, end of the period	$-	$67,500

The fair values of the convertible promissory notes embedded call options have been determined using the binomial pricing model using the following weighted average assumptions:

	June 30, 2012	September 30, 2011

Risk-free interest rate	0.05%	0.13%
Expected life of derivative liability	0.05 years	0.56 years
Annualized volatility	57.99%	93.45%
Dividend rate	0.00%	0.00%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2012
(Stated in US Dollars) – Page 3
(Unaudited)

Note 5	Promissory Notes Payable

	June 30,	September 30,
	2012	2011

Convertible interest bearing promissory notes payable	$-	$750,000
Interest bearing promissory notes payable	49,000	216,000
Less: fair value of derivative liabilities on date of issuance	-	(167,500)
Add: accumulated accretion	-	69,419
	49,000	867,919
Less: current portion	(49,000)	(867,919)
	$-	$-

Convertible interest bearing promissory notes

The Company issued unsecured convertible interest bearing promissory notes totaling $750,000 during the year ended September 30, 2011. Included in these notes was a promissory note in the amount of $250,000 maturing on April 20, 2012 and a note in the amount of $500,000 maturing on May 4, 2012, each bearing interest at 8% per annum. These notes were convertible at any time at the option of the holder into units of the Company at $3.00 per unit with each unit consisting of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional common share for $4.00 for a period of 2 years from the date of issuance.

In connection with the issuance of these notes, the Company paid a finder’s fee totaling $100,000 which was deferred and amortized to income using the effective interest method over the terms of the notes. As at June 30, 2012 the discount had been fully amortized (September 30, 2011: $55,464 was unamortized in respect of this deferred financing charge).

Pursuant to the guidance of ASC 815-40, the Company determined that the embedded conversion feature of the notes failed to meet the “fixed for fixed” criteria contained within the guidance. Accordingly, the Company bifurcated the embedded conversion features as a separate derivative liability having a fair value of $167,500 at inception. The corresponding debt discount was accreted over the term of the note. During the nine months ended June 30, 2012, the Company recorded accretion expense of $98,081 (2011: $29,400) in respect of this debt discount.

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
June 30, 2012
(Stated in US Dollars) – Page 4
(Unaudited)

Note 5	Promissory Notes Payable – (cont’d)

On November 1, 2011, the Company issued a promissory note having a principal balance of $250,000 with terms that included interest at 8% per annum and maturing on January 20, 2012. On April 20, 2012, this note and accrued interest of $9,389, along with the convertible promissory note in the amount of $500,000 maturing May 4, 2012 and accrued interest of $40,000, was exchanged for a new non-convertible 12% interest bearing promissory note having a principal balance of $799,389 maturing June 19, 2012.

On April 2, 2012, the Company issued a promissory note having a principal balance of $32,500 with terms that included interest at 10% per annum and maturing on April 2, 2013.

On June 6, 2012, the Company issued a promissory note having a principal balance of $49,000 with terms that include interest at 8% per annum and maturing on December 3, 2012.

Settlement of promissory notes payable

On May 31, 2012, the Company issued equity units in settlement of certain of its promissory notes outstanding. Each unit consisted of one common share and common share purchase warrant entitling the holder to purchase an additional common share at $0.75 until November 30, 2013. The promissory note settlements are summarized as follows:

Promissory note settled			Units issued
					Loss on
Maturity date	Principal	Accrued interest	Number	Fair Value	settlement
Convertible interest bearing promissory note
April 20, 2012	$250,000	$22,333	544,667	$1,044,671	$(772,338)
Interest bearing promissory notes
May 4, 2012	216,000	18,576	469,152	899,833	(665,257)
June 19, 2012	799,389	10,925	1,620,628	3,108,365	(2,298,051)
April 2, 2013	32,500	533	66,066	126,715	(93,682)
	$1,047,889	$30,034	2,155,846	$4,134,913	$(3,056,990)
	$1,297,889	$52,367	2,700,513	$5,179,584	$(3,829,328)

The fair value of each unit issued was determined to be $1.918 determined by aggregating (i) the fair value of $1.25 for the Company’s common shares based on their quoted market price on the date of settlement and (ii) the fair value of $0.668 for each warrant included in the Company’s units. The fair value of the Company’s warrants was determined using the binomial model with the following assumptions:

June 30, 2012

Stock price	$1.25
Exercise Price	$0.75
Expected volatility	78.89%
Risk-free discount rate	0.23%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2012
(Stated in US Dollars) – Page 5
(Unaudited)

Note 6	Capital Stock

On May 24, 2006, the board of directors approved a nine (6) for one (1) forward split of the authorized issued and outstanding common stock. The Company’s authorized capital increased from 25,000,000 shares of common stock to 150,000,000 shares of common stock.

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
June 30, 2012
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
June 30, 2012
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
June 30, 2012
(Stated in US Dollars) – Page 8
(Unaudited)

Note 6	Capital Stock – (cont’d)

On November 18, 2010, the Company issued 853,075 units in the conversion of two notes payable originally convertible at $2.50. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued as a result of converting at the lower conversion price. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $3.00, stock price - $4.12, expected volatility – 78.33%, expected life – 2.0 years, dividend yield – 0.00%, risk-free rate – 0.52% .

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
June 30, 2012
(Stated in US Dollars) – Page 9
(Unaudited)

Note 6	Capital Stock – (cont’d)

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

On February 9, 2012 the Company issued 8,000 units for service rendered by a director and officer of the Company. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $2.00 per share until February 9, 2013. The fair value of the units issued was determined to be $15,896 on the date they were issued and the Company recorded consulting fees of $15,896 on the statement of operations for the nine months ended June 30, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $2.00, stock price - $1.74, expected volatility – 84.88%, expected life – 1.0 years, risk free interest rate – 0.15%, dividend yield – 0.00% .

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

On May 31, 2012, the Company issued 2,700,513 units in settlement of $1,297,889 in promissory notes and $52,367 of accrued interest on these notes, which was included in accounts payable and accrued liabilities Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.75 per share until November 30, 2013. (Note 5).

On June 26, 2012, the Company agreed to issue 75,000 common shares to the former president of the Company for past services and in final settlement of a consulting agreement dated February 1, 2007. These shares were issued subsequent to June 30, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2012
(Stated in US Dollars) – Page 10
(Unaudited)

Note 7	Related Party Transactions

The following amounts have been donated to the Company by the directors:

	Three months		Nine months		January 23, 2004
	ended June 30,		ended June 30,		(Date of Inception)
	2012	2011	2012	2011	to June 30, 2012

Management fees	$-	- $	$-	$-	$14,625
Rent	-	-	-	-	3,750
Debt forgiven by directors	-	-	-	-	33,666
	$-	- $	$-	$-	$52,041

During the three and nine months ended June 30, 2012, the Company was charged consulting fees totaling $67,500 and $217,170 respectively (2011: $205,750 and $629,917 respectively) by directors, officers and a significant shareholder of the Company.

As at June 30, 2012, included in accounts payable and accrued liabilities is $85,108 (September 30, 2011: $20,833) owing to directors and officers of the Company and a former director and officer of the Company.

Note 8	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance, September 30, 2010	2,047,151	$2.87
Expired	(148,749)	$2.64
Exercised	(700,000)	$2.25
Issued	1,457,077	$3.07
Balance, September 30, 2011	2,655,479	$3.16
Expired	(910,240)	$3.53
Issued	3,147,313	$0.93
Balance, June 30, 2012	4,892,552	$1.16

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2012
(Stated in US Dollars) – Page 11
(Unaudited)

Note 8	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

At June 30, 2012, the Company has 4,892,552 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
30,508	$ 5.25	August 1, 2012
325,000	$ 2.00	September 26, 2012
41,155	$ 3.50	September 30, 2012
245,748	$ 3.00	September 30, 2012
853,075	$ 3.00	November 18, 2012
16,419	$ 4.50	November 25, 2012
307,800	$ 2.00	December 6, 2012
200,000	$ 1.50	January 5, 2013
135,000	$ 2.00	February 9, 2013
4,000	$ 2.00	February 9, 2013
33,334	$ 4.00	April 20, 2013
2,700,513	$ 0.75	November 30, 2013
4,892,552

During the nine months ended June 30, 2012, the exercise price and expiry of 200,000 warrants exercisable at $3.50 and expiring January 5, 2012 were modified and extended such that these warrants are now exercisable at $1.50 until January 5, 2013. The fair value of this modification was determined to be $80,200 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.11%, expected life: 1.0 year, annualized volatility: 79.46%, dividend rate: 0%.

Subsequent to June 30, 2012, 30,508 warrants exercisable at $5.25 expired unexercised.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2012
(Stated in US Dollars) – Page 12
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the nine months ended June 30, 2012 is presented below:

		Weighted
		Average	Weighted Average
		Exercise	Grant Date fair
	Number of Shares	Price	value
Outstanding at September 30, 2010	2,775,000	$3.29
Forfeited	(1,000,000)	$3.93
Cancelled	(50,000)	$2.75
Granted	650,000	$4.06	$2.95
Outstanding at September 30, 2011	2,375,000	$3.18
Forfeited	(1,100,000)	$2.82
Granted	500,000	$1.50	$0.72
Outstanding at June 30, 2012	1,775,000	$2.94
Exercisable at June 30, 2012	905,000	$2.81
Exercisable at September 30, 2011	930,000	$2.90

At June 30, 2012, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
50,000	(1)	50,000	$3.75	November 1, 2012	-	0.34
100,000	(2)	-	$3.86	December 1, 2012	-	0.42
150,000	(3)	150,000	$3.10	June 30, 2014	-	2.00
400,000	(4)	400,000	$2.50	September 15, 2013	-	1.21
500,000	(5)	-	$2.50	October 19, 2013	-	1.29
5,000	(6)	5,000	$2.50	March 2, 2014	-	1.67
50,000	(7)	50,000	$3.50	June 30, 2014	-	2.00
150,000	(8)	150,000	$3.72	February 24, 2016	-	3.65
100,000	(9)	100,000	$3.67	March 30, 2016	-	3.75
270,000	(10)	-	$3.00	February 8, 2017	-	4.61
1,775,000		905,000			-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2012
(Stated in US Dollars) – Page 13
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(1)

As at June 30, 2012 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the nine month period ended June 30, 2012 (2011: $nil).

(2)

As at June 30, 2012 and September 30, 2011, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control a listing on a nationally recognized stock exchange is not required. No stock-based compensation has been recorded in the financial statements as the performance condition has not yet been met.

(3)

As at June 30, 2012 and September 30, 2011, these options had fully vested. During the nine months ended June 30, 2012, the expiry of these options was extended from June 3, 2013 to June 30, 2014. The fair value of this modification was determined to be $18,600 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.31%, expected life: 2.0 years, annualized volatility: 84.74% , dividend rate: 0%.

(4)

As at June 30, 2012 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the nine month period ended June 30, 2012 (2011: $500,000).

(5)

As at June 30, 2012 and September 30, 2011 none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(6)

As at June 30, 2012 and September 30, 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options in the nine month period ended June 30, 2012 (2011: $nil).

(7)

As at June 30, 2012 and September 30, 2011 these options had fully vested. The Company did not recognize any stock-based compensation for the nine month period ended June 30, 2012 (2011: $125,000). During the nine months ended June 30, 2012, the expiry of these options was shortened from June 29, 2015 to June 30, 2014. The Company did not recognize any stock based compensation expense in connection with this modification because the fair value of the modified options was less than the fair value of the options under the old terms.

(8)

As at June 30, 2012 these options had fully vested (September 30, 2011: none of these options have vested). The options vested on February 24, 2012. The fair value of these options was calculated to be $281,000, of which the Company recognized stock-based compensation in the amount of $163,415 for the nine month period ended June 30, 2012 (2011: $140,498).

(9)

These options were granted during the year ended September 30, 2011. At September 30, 2011 75,000 of these options have vested. The remaining 25,000 options vested during the nine month period ended June 30, 2012. The fair value of these options was calculated to be $183,000, of which the Company has recognized $6,500 as stock based compensation during the nine month period ended June 30, 2012 (2011: $103,500).

(10)

As at June 30, 2012 and September 30, 2011, these options have not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2012
(Stated in US Dollars) – Page 14
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

During the nine month period ended June 30, 2012, a total of 1,100,000 options were forfeited for which the Company had recognized stock-based compensation of $158,493 in respect of these options. The Company recognized stock-based compensation of $33,493 in respect of these options during the nine month period ended June 30, 2012 (2011: $Nil).

During the nine month period ended June 30, 2011, a total of 200,000 options were forfeited including 49,998 which had vested at the time of forfeiture. In the nine months ended June 30, 2011, prior to their forfeiture, the Company had recognized stock based compensation of $146,417 in respect of these options.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	June 30,	September 30,
	2012	2011
Risk-free interest rate	0.83% - 2.19%	0.96% - 2.21%
Expected life of options	4.25 - 5.0 years	4.5 - 5.0 years
Annualized volatility	57.87% - 95.25%	56.27% - 62.52%
Dividend rate	0%	0%

At June 30, 2012, the following summarizes the unvested stock options:

			Weighted
			Average
	Number of	Weighted Averag	Grant-Date
	Shares	Exercise Price	Fair Value
Unvested options at September 30, 2011	1,445,000	$3.33	$2.17
Granted	500,000	$1.50	$0.72
Forfeited	(900,000)	$2.74	$1.60
Vested	(175,000)	$3.71	$2.70
Unvested options at June 30, 2012	870,000	$2.81	$1.82

As at June 30, 2012, there was no unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in current fiscal year. There has been no stock-based compensation recognized in the financial statements for the period ended June 30, 2012 (2011: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2012
(Stated in US Dollars) – Page 15
(Unaudited)

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

Stock-based compensation amounts, including those relating to shares issued and to be issued for services during the three and nine month periods ended June 30, 2012 and 2011 are classified in the Company’s Statement of Operations as follows:

	Three months		Nine months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Consulting fees	$93,600	$159,186	$312,903	$1,015,415
Research and development	-	-	80,200	-
	$93,600	$159,186	$393,103	$1,015,415

Note 9	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the nine months ended June 30, 2012:

a)

The Company issued 544,667 units of the Company at their fair value of $1.918 per unit to settle a convertible interest bearing note payable outstanding in the amount of $272,333, including accrued interest of $22,333 included in accounts payable and accrued liabilities and 2,155,846 units of the Company at their fair value of $1.918 per unit to settle non-convertible interest bearing notes payable outstanding in the amount of $1,077,923 including accrued interest of $30,034 included in accounts payable and accrued liabilities. Each unit consisted of one common share and one common share purchase warrant exercisable into one additional common share for $0.75 per share until November 30, 2013. The Company recorded a loss on debt settlement of $3,829,333 as a result of this transaction.

b)

During the period ended June 30, 2012, the Company agreed issue 75,000 common shares at their fair value of $1.00 per share for a total of $75,000 to the former President of the Company pursuant to a severance agreement.

During the nine months ended June 30, 2011:

a)

The Company issued 3,636 units at $2.75 per unit for finder’s fees related to the private placement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012.

b)

The Company issued 853,075 units at the calculated fair value of $6.24 per unit in the conversion of two notes payable. The Company recorded debt conversion expense of $504,160 related to the fair value of the additional units issued based on the difference between the fair value of the units issued and the carrying value of the debt. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2012
(Stated in US Dollars) – Page 16
(Unaudited)

Note 9	Supplemental Cash Flow Information – (cont’d)

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

Our Current Business

We are a pharmaceutical company engaged in the development of novel drugs. The ANAVEX portfolio involves novel compounds (ligands) directed to sigma receptor in preclinical and clinical stages of development that target neurodegenerative diseases and cancer. Our lead drug candidate, ANAVEX 2-73, targeting Alzheimer’s disease (AD), entered first Human Clinical Trials (HCT) in the first quarter of 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services. On November 14, 2011, we announced the successful completion of a Phase 1 single ascending dose (SAD) clinical trial of ANAVEX 2-73.

Our Pipeline

Our proprietary SIGMACEPTOR™ Discovery Platform has generated small molecule drug candidates with unique modes of action, by making use of our understanding of sigma receptors. Sigma receptors represent potential targets for therapeutics to potentially combat many human diseases, including AD. When bound by the appropriate ligands, these receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

With our SIGMACEPTOR™-N program, we focused on developing disease-modifying treatments for CNS conditions using ligands that activate sigma-1 receptors. Among our lead CNS drug candidates, we have made significant progress with ANAVEX 2-73, our lead drug candidate for the treatment of AD, and ANAVEX 19-144, the only and active metabolite of ANAVEX 2-73.

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

Our SIGMACEPTOR™-C program leveraged the unique properties of sigma-1 and/or sigma-2 receptor ligands, which may have identified a new class of promising drug candidates designed to combat various types of solid tumors. Sigma receptors are highly expressed in different tumor cell types. Binding by appropriate sigma-1 and/or sigma-2 ligands can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with ion channels, our drug candidates are believed to play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation. The compounds in our oncology program are in the pre-clinical stage of development, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

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

Additional compounds are currently in the earliest stages of development.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Expenses

Our expenses for the three and nine months ended June 30, 2012 and 2011 were as follows:

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Accounting and audit fees	$24,436	$39,220	$118,964	$126,548
Amortization	465	377	1,394	1,275
Bank charges and interest	1,568	2,727	4,838	6,518
Consulting	230,313	625,298	779,827	2,295,201
Investor relations	15,000	38,652	37,638	118,187
Legal fees	21,629	59,363	97,783	116,710
Office and miscellaneous	2,965	4,995	8,420	24,615
Insurance	-	16,937	9,630	37,859
Registration and filing fees	3,110	9,380	20,759	54,805
Rent	-	2,354	-	55,172
Research and development	393,963	777,971	2,540,903	2,005,503
Travel	4,464	59,864	58,827	111,615
Website design and maintenance	-	-	-	-
Total expenses	$697,913	1,637,138	3,678,983	4,954,008

Three Months Ended June 30, 2012 and 2011

Expenses for the three months ended June 30, 2012 decreased by $ 939,225 over the same period in 2011.

Consulting fees decreased by $394,985 from $625,298 for the three months ended June 30, 2011 to $230,313 for the same period in 2012 primarily as a result of decreased management infrastructure and a decrease in stock based compensation.

Insurance expense decreased by $16,937 from $16,937 for the three months ended June 30, 2011 to $nil for the same period in 2012 primarily related to the expiry of the Director and Officer liability insurance policy in December 2011.

Legal fees decreased by $37,734 from $59,363 for the three months ended June 30, 2011 to $21,629 for the same period in 2012 primarily related to decreased patent and general counsel activity.

Research and Development charges decreased by $384,008 from $777,971 for the three months ended June 30, 2011 to $393,963 for the same period in 2012 primarily related to decreased activities as a result of the Company preparing for additional clinical trials, without being engaged in any clinical trials.

Travel expenses decreased by $55,400 from $59,864 for the three months ended June 30, 2011 to $4,464 for the same period in 2012 as a result of less corporate travel due to cost saving initiatives.

Nine months Ended June 30, 2012 and 2011

Expenses for the nine months ended June 30, 2012 decreased by $1,275,025 over the same period in 2011.

Consulting fees decreased by $1,515,374 from $2,295,201 for the nine months ended June 30, 2011 to $779,827 for the same period in 2012 primarily as a result of decreased management infrastructure and a decrease in stock based compensation from option forfeitures resulting therefrom.

Insurance expense decreased by $28,229 from $37,859 for the nine months ended June 30, 2011 to $9,630 for the same period in 2012 primarily related to the expiry of a Director and Officer Liability insurance policy.

Registration and filing fees decreased by $34,046 from $54,805 for the nine months ended June 30, 2011 to $20,759 for the same period in 2012 primarily related to non-recurring expenses related to costs associated with preparing and issuing the proxy report and the annual meeting.

Rent and administration expenses decreased by $55,172 from $55,172 for the nine months ended June 30, 2011 to $nil for the same period in 2012 primarily as a result of our New Jersey office lease expiring in 2011.

Legal fees increased by $18,927 from $116,710 for the nine months ended June 30, 2011 to $97,783 for the same period in 2012 primarily related to increased patent and general counsel activity.

Research and Development charges increased by $535,400 from $2,005,503 for the nine months ended June 30, 2011 to $2,540,903 for the same period in 2012 primarily related to increased clinical trial preparation expense in 2011 related to the manufacture of ANAVEX 1-41.

Travel expense decreased by $52,788 from $111,615 for the nine months ended June 30, 2011 to $58,827 for the same period in 2012 due to less international corporate travel as a result cost saving initiatives.

Income and loss

Other income and (loss) for the three month period ended June 30, 2012, amounted to $(3,844,705) as compared to $58,254 for the comparable three month period ended June 30, 2011. The increase in loss of $(3,902,959) is primarily attributable to:

a)

a loss of $3,829,328 resulting from the extinguishment of four promissory notes totaling $1,297,889 recognized in the three month period ended June 30, 2012 with no corresponding loss recognized in the same period in 2011;

b)

the change in fair value of derivative liabilities of $110,000 recognized in the three month period ended June 30, 2011 with no corresponding amount recognized in the same period in 2011 as a result of the expiry of the derivative liabilities; and

c)

interest expense of $(37,988) recognized in the three month period ended June 30, 2012 as compared to lower interest expense of $(3,994) recognized in the same period in 2011 as a result of the increased debt levels during the period from the issuance of promissory notes in the fourth quarter of 2011 and the first quarter of 2012.

Other income and (loss) for the nine month period ended June 30, 2012, amounted to $(3,945,339) as compared to a loss of $(931,841) for the comparable nine month period ended June 30, 2011. The increase in loss of $(3,013,498) is primarily attributable to

a)

a loss of $3,829,328 resulting from the extinguishment of four promissory notes totaling $1,297,889 recognized in the nine month period ended June 30, 2012 compared with a loss of $198,738 recognized in the same period in 2011 relating to the extinguishment of promissory notes totaling $398,922;

b)

interest expense of $(15,895) recognized in the nine month period ended June 30, 2011 as compared to higher interest expense of $(130,472) recognized in the same period in 2012 as a result of the increased debt levels during the period from the issuance of promissory notes in the fourth quarter of 2011 and the first quarter of 2012;

c)	accretion of debt discount of $(29,400) recognized in the nine month period ended June 30, 2011 compared with accretion of $(98,081) recognized in the same period in 2012.

This increase in loss was also partially offset by:

a)	debt conversion expense of $(504,160) recognized in the nine month period ended June 30, 2011 compared with no similar expense for the same period in 2012;

b)	loss on settlement of accounts payable of $(249,090) recognized in the nine month period ended June 30, 2011 with no corresponding loss in the nine months ended June 30, 2012 ,

Change in fair value of derivative liability

We recognized a change in fair value of derivative liability totaling $67,500 on derivative financial instruments for the nine month period ended June 30, 2012, as compared to $110,000 for the prior year’s comparable period. This gain arises as a result of the requirement of generally accepted accounting principles in the United States to remeasure derivatives to their respective fair values each reporting period.

Liquidity and Capital Resources

Working Capital

	June 30, 2012	September 30, 2011
Current Assets	21,095	200,605
Current Liabilities	2,219,923	1,345,443
Working Capital (Deficit)	$(2,198,828)	(1,144,838)

As of June 30, 2012, we had $18,195 in cash, a decrease of $116,507 from September 30, 2011. The principal reason for this decrease is due to cash of $1,441,007 used in operations during the period, whereas financing activities only generated $1,324,500 from the issuance of common shares and promissory notes.

We anticipate that we will require up to $5,000,000 for the 12 month period ending June 30, 2013 to implement our plan of operation of researching and developing our compounds, the related patents and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to complete the next clinical trial for ANAVEX 2-73, and to perform work necessary to prepare for further clinical development. If we are not able to secure additional financing, we will not be able to implement and fund this work.

Cash Flows

	Nine Month Period	Nine Month Period
	Ended	Ended
	June 30, 2012	June 30, 2011
Cash flows used in operating activities	$1,441,007	$2,878,890
Cash flows from financing activities	1,324,500	3,836,875
Cash flows from investing activities	Nil	Nil
Increase (decrease) in cash	$(116,507)	$957,985

Cash flow used in operating activities

Our cash used in operating activities for the nine month period ended June 30, 2012 was $1,441,007 compared to $2,878,890 used in operating activities for the comparative nine month period ended June 30, 2011.

Cash flow provided by financing activities

Our cash provided by financing activities for the nine month period ended June 30, 2012 was $1,324,500 compared to $3,836,875 due to more cash received from the issuance of common shares in 2011.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the nine month period ended June 30, 2012 or 2011.

Going Concern

At June 30, 2012, we had an accumulated deficit of $36,827,543 since our inception and incurred a net loss of $7,624,322 for the nine month period ended June 30, 2012. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2011.

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

Derivative Liabilities

Our convertible promissory notes included embedded conversion options which, prior to their amendments, were required to be accounted for as separate derivative liabilities. These liabilities were required to be measured at fair value. These instruments were adjusted to reflect fair value at each period end. Any increase or decrease in the fair value was recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used the binomial pricing model.

The debt discount arising from bifurcating the derivative liability from the host debt instrument was accreted to income during the period.

At June 30, 2012, there are no convertible promissory notes outstanding.

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting. During the nine months ended June 30, 2012 we engaged a consultant with the requisite knowledge of accounting for complex US GAAP matters to assist in our financial reporting process. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing new processes and procedures that will mitigate any material weaknesses identified. We believe that the foregoing steps will remediate the deficiencies identified, and we intend to continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $36,276,739 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We are an early development stage company and have not generated any revenues to date and have no operating history. All of our potential drug compounds are in the concept stage or early clinical development stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential drug compounds will ever be approved for sales to pharmaceutical companies or generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug compounds either in non-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

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

As of June 30, 2012, we had total liabilities of $2,219,923 and accumulated deficit of $36,827,543. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one period to another. Our common stock is quoted on OTC Market’s OTCOB. Trading in stock quoted on OTC Market’s OTCOB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. Moreover, OTC Market’s OTCOB is not a stock exchange, and trading of securities quoted on OTC Market’s OTCOB is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides dated January 31, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.6	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 22, 2007)
10.7	Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2007)
10.8	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.9	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.10	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.13	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.14	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.15	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)

Exhibit Number	Description
10.16	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.18	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.20	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.21	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.22	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.23	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.24	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.25	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.26	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.27	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.28	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.29	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.30	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.32	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.33	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.34	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.35	Form of Subscription Agreement for US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.36	Form of Subscription Agreement for non-US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.37	Form of Warrant Certificate for US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.38	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.39	Shares for Services Agreement dated July 5, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.40	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)

Exhibit Number	Description
10.41	Agreement for Services with Genesis Biopharma Group LLC dated August 10, 2010 (incorporated by reference to an exhibit of our Current Report on Form 8-K filed on August 18, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.42	Agreement for Services with ABX-CRO Advanced Pharmaceutical Services dated August 10, 2010 (incorporated by reference to an exhibit of our Current Report on Form 8-K filed on August 18, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.43	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.44	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.45	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.46	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.47	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.48	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.49	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.50	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.53	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.54	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.55	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.56	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.57	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.58	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.59	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.61	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.62	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.63	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.64	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)

Exhibit Number	Description
10.65	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.66	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.67	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.68	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.69	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.70	Amended Stock Option Agreement dated September 16, 2011 with Cameron Durrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 21, 2011)
10.71	Consulting Agreement dated effective October 10, 2011, with George Tidmarsh (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 14, 2011)
10.72	Form of subscription agreement for services (US purchaser) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.73	Form of subscription agreement for units (Offshore purchasers) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.74	Unsecured Promissory Note dated April 20, 2012 issued to Georgia Georgopoulou (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2012)
10.75	Form of subscription agreements for convertible debenture and promissory notes (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 7, 2012)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Robert Chisholm
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Robert Chisholm
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/ Robert Chisholm
Robert Chisholm
President, Secretary, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: August 17, 2012