Form 10-K
period 2012-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2012-12-31
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to________________

Commission file number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1620 – 609 Granville Street, Vancouver BC Canada	V7Y 1C3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 1-800-689-3939

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes[   ]     No[X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes[   ]     No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]     No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[X]     No[   ]

i

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[   ]     No[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $25,213,463 based on a price of $1.25 per share, being the closing price of the registrant’s common stock on March 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 30,240,687 issued and outstanding as of December 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

Forward Looking Statements.

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

v

PART I

ITEM 1. BUSINESS

Our Current Business

We are a pharmaceutical company engaged in the development of drug candidates. Our lead compound ANAVEX 2-73, developed to treat Alzheimer’s disease through disease modification, is in human clinical trials.

In pre-clinical studies conducted in France, and in Greece, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties.

Based on these preclinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73 initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services (ABX-CRO). The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg.

Despite success in trials to date, and due principally to insufficient capital to support operations and development of our pipeline, we have been unable to attract and retain executive management, particularly a chief executive officer, who has experience leading a development stage pharmaceutical company. For this reason, we intend to defer most of our research activity until expert management evaluates our progress and proposes an appropriate course of action, and until there is sufficient capital on hand to effect management’s plan of action.

In considering several different means of accomplishing our goal of commercializing drug candidates, we have determined that pursuing a strategic relationship with a partner, partners, or an acquirer with capable management and sufficient capital to sponsor trials is our best course of action at this time.

We intend to identify and initiate discussions with potential partners and acquirers in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Our Pipeline

Our pipeline includes one drug candidate in human clinical trials, and several compounds in different stages of preclinical study.

Our proprietary SIGMACEPTOR™ Discovery Platform produced small molecule drug candidates with unique modes of action, based on our leading understanding of sigma receptors. Sigma receptors may be targets for therapeutics to combat many human diseases, including Alzheimer’s disease. When bound by the appropriate ligands, sigma receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

Compounds that have been subjects of our research include the following:

ANAVEX 2-73

ANAVEX 2-73 may offer a disease-modifying approach in Alzheimer’s disease (AD) by using ligands that activate sigma-1 receptors.

In AD animal models, ANAVEX 2-73 has shown pharmacological, histological and behavioural evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. In addition, ANAVEX 2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology.

Based on the results of preclinical testing, we initiated and completed a Phase 1 single ascending dose (SAD) clinical trial of ANAVEX 2-73 in 2011. In this Phase 1 SAD trial, the maximum tolerated single dose was defined per protocol as 55-60 mg. This dose is above the equivalent dose shown to have positive effects in mouse models of AD. There were no significant changes in laboratory or electrocardiogram (ECG) parameters. ANAVEX 2-73 was well tolerated below the 55-60 mg dose with only mild adverse events in some subjects. Observed adverse events at doses above the maximum tolerated single dose included headache and dizziness, which were moderate in severity and reversible. These side effects are often seen with drugs that target central nervous system (CNS) conditions, including AD.

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

ANAVEX 19-144

ANAVEX 19-144 is the sole active metabolite of ANAVEX 2-73. Like ANAVEX 2-73, preclinical data reveals that ANAVEX 19-144 exhibits significant anti-amnesic, neuroprotective and anticonvulsant properties in a variety of in vitro systems and specialized animal models.

In animal models, ANAVEX 19-144 controls seizures and the epileptogenesis process. Moreover, its neuroprotective properties may prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain from epileptic seizures.

ANAVEX 1-41

ANAVEX 1-41 is a sigma-1 agonist. Preclinical tests revealed significant neuroprotective benefits (i.e., protects nerve cells from degeneration or death) through the modulation of endoplasmic reticulum, mitochondrial and oxidative stress, which damages and destroys cells and is believed by some scientists to be a primary cause of AD. In addition, in animal models, ANAVEX 1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action.

ANAVEX 7-1037

ANAVEX 7-1037 is designed for the treatment of prostate cancer. It is a low molecular weight, synthetic compound exhibiting high affinity for sigma-1 receptors at nanomolar levels and moderate affinity for sigma-2 receptors and sodium channels at micromolar levels. In advanced preclinical studies, this compound revealed antitumor potential with no toxic side effects. It has also been shown to selectively kill human cancer cells without affecting normal/healthy cells and also to significantly suppress tumor growth in immune-deficient mice models.

Scientific publications describe sigma receptor ligands positively, highlighting the possibility that these ligands may stop tumor growth and induce selective cell death in various tumor cell lines. Sigma receptors are highly expressed in different tumor cell types. Binding by appropriate sigma-1 and/or sigma-2 ligands can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with ion channels, our drug candidates may play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation.

Our compounds are in the pre-clinical and clinical testing stages of development, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. The two categories are diseases of the central nervous system, and cancer. Specific indications include:

  Alzheimer’s disease – In 2012, 5 million Americans suffer from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 6.7 million Americans will be afflicted by the disease. Medications on the market today treat only the symptoms of AD and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for a disease modifying cure for Alzheimer’s disease.
  Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization (“WHO”). Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition. We believe the worldwide market for pharmaceutical treatment of depression exceeds $11 billion annually.
  Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti epileptic drugs and second generation anti epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti epileptic drugs and second generations anti epileptic drugs. We believe the American market for pharmaceutical treatment of epilepsy exceeds $12 billion annually.
  Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants. We believe the worldwide market for pharmaceutical treatment of neuropathic pain exceeds $5 billion annually.
  Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. We believe the worldwide market for the pharmaceutical treatment of malignant melanoma exceeds $200 million annually.
  Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. We believe the worldwide market for the pharmaceutical treatment of prostate cancer exceeds $4 billion annually.
  Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 42,000 new cases of pancreatic cancer were diagnosed and approximately 35,000 patients died in 2009 as a result of their cancer. We believe the worldwide market for the pharmaceutical treatment of pancreatic cancer is approximately $700 million annually.

Competition

The pharmaceutical industry is intensely competitive.

At this time, we view our competition as biomedical development companies that are trying to discover and develop compounds to be used in the treatment of Alzheimer’s disease, and those companies already doing so. Those companies include Prana Biotechnology Limited (NASDAQ:PRAN), Elan Corporation, PLC (NYSE:ELN), Pfizer Inc. (NYSE:PFE), Forest Pharmaceuticals, Inc. (NYSE:FRX), Novartis AG (NYSE:NVS), GlaxoSmithKline Inc. (NYSE:GSK), Merck & Co., Inc. (NYSD:MRK), Ranbaxy Laboratories Limited (BSE:500359) and F. Hoffman-La Roche Ltd. (SIX:ROG).

Each of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval, and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors will be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to acquire funding for our research and development. To continue to acquire funding for our research and development, we will likely have to show progress toward our goals and we will eventually be expected to develop a compound that may result in a transaction with another pharmaceutical company.

Our research and development is highly speculative and we may never discover or develop any compounds that we are capable of selling.

Rapid technological development, as well as new scientific developments, and economic circumstances may result in our compounds becoming obsolete before we can recover any of the expenses incurred to develop them.

Patents, Trademarks and Intellectual Property

We own several patents, and have filed for intellectual property protection in several jurisdictions. Further information concerning our patents, trademarks, and intellectual property may be found as a matter of record in patent offices and with intellectual property registration organizations including: the Greek National Office of Industrial Property, the United States Patent and Trademark Office, and the World Intellectual Property Organization.

Patents we currently own include:

Patent Number	Jurisdiction	Filing and Expiration Dates	Invention Title
1002616	Greece	February 21, 1996 February 22, 2016	Synthesis and method of synthesis of a molecular (AE 37) of anticonvulsant, antidepressant and neuroleptic tropic action.
1004208	Greece	October 15, 2001 October 14, 2021	AMINOTETRAHYDROFURAN DERIVATIVES, MUSCARINIC/SIGMA/SODIUM CHANNEL LIGANDS, WITH SYNERGIC SIGMA/MUSCARINIC (NEUROACTIVATING) AND SIGMA/SODIUM CHANNEL (NEUROPROTECTIVE) COMPONENTS, AS PROTOTYPICAL ACTIVATING - NEUROPROTECTORS AND NEUROREGENERATIVE DRUGS
1004868	Greece	April 22, 2003 April 21, 2023	AMINOTETRAHYDROFURAN DERIVATIVES, MUSCARINIC/SIGMA/SODIUM CHANNEL LIGANDS, ORTHO-AND ALLO-STERICALLY OPERATING, AS PROTOTYPICAL NEUROMEODULATING AND NEUROREGENERATIVE DRUGS.
1005865	Greece	January 17, 2007 January 16, 2027	NEW SIGMA LIGANDS with anti-apoptotic and/or pro-apoptotic action on the cells biochemical mechanisms and neuroprotective, anti-cancer, anti- metastatic, and anti-chronic inflammatory properties.
1006794	Greece	February 26, 2009 February 27, 2029	THE NEW SIGMA(σ)-RECEPTOR LIGANDS WITH ANTI- APOPTOTIC AND/OR PRO-APOPTOTIC PROPERTIES OVER CELLULAR BIOCHEMICAL MECHANISMS, WITH

NEUROPROTECTIVE, ANTI-CANCER, ANTI- METASTATIC AND ANTI-(CHRONIC) INFLAMMATORY ACTION.
1007686	Greece	July 8, 2011 July 9, 2031	SYNTHESIS OF (+)- AND (-)-1-(5,5- DIPHENYLTETRAHYDROFURAN-3-YL)-N,N- DIMETHYLMETHYLAMINE, (+)-AND (-)-1-(2,2- DIPHENYLTETRAHYDROFURAN-3-YL)-N,N- DIMETHYLMETHYLAMINE AND (+)- AND (-)-1-(2,2- DIPHENYLTETRAHYDROFURAN-3-YL)-N- METHYLMETHYLAMINE
1007322	Greece	March 9, 2010 March 10, 2030	SYNTHESIS OF 1-METHYL-4-[4,4-DIPHENYL-4-(1- ADAMANTYL)-BUTYL] PIPERAZINE AND ANALOGUES THEREOF WITH ANTI-CANCER PROPERTIES

We regard patents and other proprietary technology rights as corporate assets. Accordingly, we attempt to optimize the value of intellectual property in developing our business strategy including the selective development, protection, and exploitation of our intellectual property rights.

In addition to filings made with intellectual property organizations, we protect our intellectual property and confidential information by means of carefully considered processes of communication and the sharing of information, and by the use of confidentiality and non-disclosure agreements and provisions for the same in contractor’s agreements. While no agreement offers absolute protection, each agreement provides us with some form of recourse in the event of disclosure, or anticipated disclosure. Each of our officers, directors, and third-party contractors is bound by an agreement.

Our patent position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. Our intellectual property is filed with the Greek National Office of Industrial Property. We may file additional patent applications in the United States, or in other jurisdictions for further inventions. We may not be successful in obtaining critical claims or in protecting our potential drug compounds or processes. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our potential drug compounds may infringe the patent rights of others.

Our success will also depend in part on our ability to commercialize our compounds without infringing the proprietary rights of others. We have not conducted extensive freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our compounds or other subject matter are claimed under other existing United States or other patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing all of our potential drug compounds based on our drug technology or the inability to proceed with the development, manufacture or sale of potential drug compounds requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our research and development of our technology.

Government Approval

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and expected marketing of our potential drug compounds and in potential future research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any potential drug compounds developed. We anticipate that all of our potential drug compounds will require regulatory approval by governmental agencies prior to commercialization.

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

After successful completion of the required clinical trials, a new drug application is generally submitted. The FDA may request additional information before accepting the new drug application for filing, in which case the new drug application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the new drug application and responds to the applicant. The FDA’s requests for additional information or clarification often significantly extends the review process. The FDA may refer the new drug application to an appropriate advisory committee for review, evaluation, and recommendation as to whether the new drug application should be approved, although the FDA is not bound by the recommendation of an advisory committee.

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

We may also become subject to various federal, state, local, and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development. See Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for fiscal years 2012 and 2011.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our company and our product candidates. In the past twelve months, our advisors included Alexandre Vamvakides, Ph.D., Tangui Nicolas Maurice, Ph.D., Christopher Missling, Ph.D., Dr. Diego Garzon, Ph.D., Dr. Paul Aisen, Dr. Rachelle Doody, and Dr. Jeffrey Cummings.

Officers

One of our directors is engaged as a consultant who acts for our company in the capacity of president, secretary, chief operating officer and chief financial officer.

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $36,954,122 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds or partner with a well capitalized organization. Neither funds, nor partnership may be available on commercially acceptable terms. If we are unable to raise funds or partner, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We are an early development stage company and have not generated any revenues to date and have no operating history. All of our potential drug compounds are in the concept stage or early clinical development stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential drug compounds will ever be approved for sales to pharmaceutical companies or will ever generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug compounds either in non-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages as against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

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

We may not be able to attract and retain qualified and experienced directors and executive officers necessary to continue operations. If suitable directors and officers cannot be attracted and retained we may cease operations, and we may cease or delay our market disclosures, in which case our securities will have little or no value.

We require skilled and experienced directors and executive officers to continue our operations and to achieve our business plans. Skills and qualifications include both specific pharmaceutical industry, and general corporate knowledge and experience. Due in part to our history of raising capital, and the value of our assets relative to our liabilities we have been unsuccessful in attracting and retaining directors and executive officers. We have deferred decisions concerning research activity spending until adequately skilled and qualified directors and officers are appointed. If directors and officers are not appointed, the company may cease spending, discontinue operations entirely, and indefinitely delay filings made to regulators including the United States Securities and Exchange Commission. Should any one, or any combination of these factors be realized you would likely suffer a complete loss of your investment in our securities.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their report concerning our annual financial statements for the fiscal year ended September 30, 2012 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities.

Risks Related to our Business

Even if we are able to develop potential drug compounds, we may not be able to receive regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition and we will have to delay or terminate some or all of our research and development plans and we may be forced to cease operations.

All of our potential drug compounds will require extensive additional research and development, including non-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any potential drug compounds will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug compounds. These include:

  the possibility that non-clinical testing or clinical trials may show that our potential drug compounds are ineffective or cause harmful side effects;
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

If we fail to develop potential drug compounds, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research and development plans and may be forced to cease operations.

Our research and development plans will require substantial additional management expertise and future funding which could impact our operational and financial condition. Without sufficient expertise and additional funds, we will likely cease operations.

It will take several years before we are able to develop potentially marketable products, if at all.

Research and development requires substantial additional capital, arising from costs to:

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

Additional funds will be required to support our operations and if we are unable to obtain them on favorable terms, we may be required to cease, delay, or reduce further research and development of our drug product programs, assign, license, or transfer some or all of our intellectual property, merge with another entity or cease operations.

If we fail to demonstrate efficacy in our non-clinical studies and clinical trials our future business prospects, financial condition and operating results will be materially adversely affected.

The success of our research and development efforts will be greatly dependent upon our ability to demonstrate potential drug compound efficacy in non-clinical studies, as well as in clinical trials. Non-clinical studies involve testing potential drug compounds in appropriate non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain non-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the potential drug compound’s efficacy in humans, the regulatory agencies may require additional more rigorous testing, before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our potential drug compounds at any time if, in our judgment, the results do not support further development.

Moreover, success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug compounds are safe for humans and effective for indicated uses. This failure may cause us to abandon a drug candidate and may delay development of other potential drug compounds. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an investigational new drug application and new drug application with the Food and Drug Administration or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize our potential drug compounds and generate product revenues. In addition, we expect that our early clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results.

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

Research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the commercialization of drug compounds. It is possible that our products may never reach the market for a number of reasons. They may be found ineffective or may cause harmful side-effects during non-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain products cannot be manufactured at a commercial scale and, therefore, they may not be economical to produce. Our potential products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. Our patents, trademarks and other intellectual property may be challenged and this may delay or prohibit us from effectively commercializing our products. Furthermore, we do not expect our potential drug compounds to be commercially available for a number of years, if at all. If none of our potential drug compounds reach the commercial market, our business will likely fail and investors will lose all of their investment in our company. If this happens, our business will be adversely affected.

If our competitors succeed in developing products and technologies that cost less or are more effective or with a better profile than our own, or if scientific developments change our understanding of the potential scope and utility of our potential products, then our technologies and future products may be rendered undesirable or obsolete.

We face significant competition from industry participants that are pursuing technologies in similar disease states to those that we are pursuing and are developing pharmaceutical products that are competitive with our products. All of our industry competitors have greater capital resources, larger and more capable overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our success depends in large part on our ability to maintain a competitive position with respect to these companies and technologies. Rapid technological development, as well as new scientific developments, may result in our products becoming obsolete before we can recover any of the expenses incurred to develop them. For example, changes in our understanding of the appropriate population of patients who should be treated with a targeted therapy like ours may limit the drug’s market potential if it is subsequently demonstrated that only certain subsets of patients should be treated with the targeted therapy.

Our reliance on third parties, such as contracted laboratories, manufacturing organizations and clinical research organizations, may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if their contracted work is not completed or if we do not receive it.

In the course of product development, we may engage university laboratories, other biotechnology companies or contract or clinical manufacturing organizations to manufacture drug material for us to be used in non-clinical and clinical testing and contract research organizations to conduct and manage non-clinical and clinical studies. If we engage these organizations to help us with our non-clinical and clinical programs, many important aspects of this process have been and will be out of our direct control. If any of these organizations fail to perform their obligations under our agreements with them or fail to perform non-clinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of any of our potential drug compounds. Furthermore, any loss or delay in obtaining or fulfilling contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our potential drug compounds.

If we fail to compete successfully with respect to partnering, licensing, mergers, acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to research and develop our potential drug compounds.

Our competitors compete with us to attract established biotechnology and pharmaceutical companies or organizations for partnering, licensing, mergers, acquisitions, joint ventures or other collaborations. Collaborations include contracting with academic research institutions for the performance of specific scientific testing. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Other companies have already begun many drug development programs which target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

Universities and public and private research institutions also compete with us. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our potential drug compounds. We may attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products.

The use of any of our products in clinical trials may expose us to liability claims, which may cost us a significant amounts of money to defend against or pay out, causing our business to suffer.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. We currently have one drug compound in clinical trials, however, when any of our products enter into clinical trials or become marketed products they could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some participants in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance costs along with the defence or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, causing our business to suffer.

The patent positions of pharmaceutical products are complex and uncertain and we may not be able to protect our patented or other intellectual property. If we cannot protect this property, we may be prevented from using it or our competitors may use it and our business could suffer significant harm. Also, the time and money we spend on acquiring and enforcing patents and other intellectual property will reduce the time and money we have available for our research and development, possibly resulting in a slow down or cessation of our research and development.

We own patents related to our potential drug compounds. However, these patents do not ensure the protection of our intellectual property for a number of reasons, including the following:

1.

Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate as claimed under our patents and patent applications. Competitors may also contest our patents and patent application, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent application are not valid for a number of reasons. If a court agrees, we would lose that patent or patent application. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

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
4.

Our patents are not issued in all possible geographies where our products may be marketed. Currently, we have submitted for patent protection and have been issued patents for certain claims in Greece. We have submitted for patent protection in some of the world’s largest markets. We may not necessarily be successful in securing patents for further claims and products in Greece, nor may we necessarily be successful in securing the existing claims and product patents in countries and jurisdictions where we have applied but have not yet had those patents issued. If we are not issued patents in these other key markets, our ability to advance our compounds will be severely hampered and we will be much less attractive to potential partners.

5.

In addition, competitors also seek patent protection for their inventions. Due to the number of patents in our field, we cannot be certain that we do not infringe on existing patents or that we will not infringe on patents granted in the future. If a patent holder believes our potential drug compound infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their patent, we would face a number of issues which could cause a slow down or cessation of our research and development, including the following:

	a.	Defending a lawsuit takes significant time and can be very expensive.
	b.	If the court decides that our potential drug compound infringes on the competitor’s patent, we may have to pay substantial damages for past infringement.
c.

The court may prohibit us from selling or licensing the potential drug compound unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents.

	d.	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

As of September 30, 2012, we had total liabilities of $2,888,324 and accumulated deficit of $37,504,926. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future:

  impair our ability to obtain financing for working capital, capital expenditures, or general corporate purposes;

  have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in debt agreements and an event of default occurs as a result of a failure that is not cured or waived;
  require us to dedicate a substantial portion of our cash flow to interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures;
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

Risks Related to our Common Stock

A further decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations and would severely dilute existing or future investors if we were to raise funds at lower prices.

A further prolonged decline in the price of our common stock could result in a reduction in our ability to raise capital. Because our operations have been principally financed through the sale of equity securities, a further decline in the price of our common stock could be detrimental to our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares of common stock:

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

There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one period to another. Our common stock is quoted on OTCQB. Trading in stock quoted on OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. Moreover, OTCQB is not a stock exchange, and trading of securities quoted on OTCQB is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own or lease any property.

Our temporary principal executive offices are contributed by our president.

Effective August 1, 2012, we terminated our lease agreement with EuroGenet Labs SA to focus on research in the United States, and to conserve operating costs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on OTCQB under the symbol “AVXL”. Until July 22, 2012, our common stock was quoted on the OTC Bulletin Board, but effective July 23, 2012, our common stock was not eligible for quotation on the OTC Bulletin Board due to quoting inactivity under Rule 15c2-11 promulgated by the Securities and Exchange Commission.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on OTCQB and the OTC Bulletin Board. We obtained the following high and low bid information from OTCQB and the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. On December 27, 2012, the closing price of our common stock as reported by OTCQB was $0.80 per share.

Quarter Ended	High	Low
September 30, 2012	$1.45	$0.70
June 30, 2012	$1.36	$0.50
March 31, 2012	$2.09	$1.02
December 31, 2011	$2.50	$1.11
September 30, 2011	$2.50	$0.00
June 30, 2011	$3.65	$1.01
March 31, 2011	$4.45	$0.00
December 31, 2010	$4.25	$3.05

Transfer Agent

Shares of our common stock are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of December 20, 2012, there were 81 holders of record of our common stock. As of such date, 30,240,687 shares of our common stock were issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2012:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,775,000	2.94	2,225,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	1,775,000	2.94	2,225,000

Stock Option Plan

On April 17, 2007, our directors adopted the 2007 Stock Option Plan. On May 25, 2007, our stockholders ratified and approved the 2007 Stock Option Plan at the annual meeting of stockholders. As of September 30, 2012, 1,775,000 options have been granted to employees, directors, officers and consultants of our company.

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

Since the beginning of our fiscal year ended September 30, 2012, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2012, included elsewhere in this annual report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this annual report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this annual report. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain commercial partners, (6) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this annual report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States and Canada, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We are a pharmaceutical company engaged in the development of drug candidates. Our lead compound ANAVEX 2-73, developed to treat Alzheimer’s disease through disease modification, is in human clinical trials.

In pre-clinical studies conducted in France, and in Greece, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties. Based on these preclinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73 initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services. The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg.

Despite success in trials to date, and due principally to insufficient capital to support operations and development of our pipeline, we have been unable to attract and retain executive management, particularly a chief executive officer, who is experienced in leading a development stage pharmaceutical company. For this reason, we intend to defer most of our research activity until expert management evaluates our progress and proposes an appropriate course of action, and until there is sufficient capital on hand to effect management’s plan of action.

In considering several different means of accomplishing our goal of commercializing drug candidates, we have determined that pursuing a strategic relationship with a partner, partners, or an acquirer with capable management and sufficient capital to sponsor trials is our best course of action at this time.

We intend to identify and initiate discussions with potential partners and acquirers. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Expenses

Our expenses for the fiscal year ended September 30, 2012 and 2011 were as follows:

	Year ended September 30,		Change
	2012	2011	$	%
Accounting and audit fees	$139,761	$158,225	(18,464)	(11.7)
Amortization	1,858	1,657	201	12.1
Bank charges and interest	5,963	8,701	(2,738)	(31.5)
Consulting	1,155,366	2,757,835	(1,602,469)	(58.1)

Insurance	10,844	48,152	(37,308)	(77.5)
Investor relations	108,138	133,805	(25,667)	(19.2)
Legal fees	142,923	140,613	2,310	1.6
Office and miscellaneous	9,147	30,068	(20,921)	(69.6)
Registration and filing fees	26,794	58,878	(32,084)	(54.5)
Rent	-	63,110	(63,110)	(100.0)
Research and development	2,653,860	2,597,279	56,581	2.2
Travel	66,837	182,259	(115,422)	(63.3)
Total expenses	$4,321,491$	6,180,582	(1,859,091)	(30.1)

Year ended September 30, 2012 and 2011

Expenses for the fiscal year ended September 30, 2012 decreased by $1,859,091 over the same period in 2011. The principal contributors to the decrease were:

1.

Consulting fees have decreased by $1,602,469 primarily as a result of decreased management infrastructure as well as a decrease in stock based compensation expense from stock options granted and vesting during the period, as compared to fiscal 2011.

2.	Travel expenses have decreased by $115,422 as a result of less international corporate travel due to cost saving initiatives in response to our inability to obtain sufficient financing.
3.	Rent expense has decreased by $63,110 as a result of our New Jersey office lease expiring in 2011.

Other income

Other income and (loss) for the year ended September 30, 2012, amounted to $(3,980,214) as compared to a loss of $(1,126,565) for the year ended September 30, 2011. The increase in loss of $(2,853,649) is primarily attributable to

a)

a loss of $3,829,333 resulting from the extinguishment of four promissory notes totaling $1,297,889 recognized in the year ended September 30, 2012 compared with a loss of $198,738 recognized in the same period in 2011 relating to the extinguishment of promissory notes totaling $398,922;

b)

interest expense of $138,341 recognized in the year ended September 30, 2012 as compared to lower interest expense of $90,246 recognized in the year ended September 30, 2011, as a result of the increased debt levels during the current period from the issuance of promissory notes in the fourth quarter of 2011 and the first quarter of 2012;

c)

accretion of debt discount of $98,081 recognized in the year ended September 30, 2012 compared with accretion of $69,419 recognized in the year ended September 30, 2011 in respect of a debt issuance in the third quarter of fiscal 2011.

This increase in loss was also partially offset by:

a)

debt conversion expense of $504,160 recognized in the year ended September 30, 2011 compared with no similar expense for the same period in 2012, as a result of the Company’s adjustment to conversion rates on convertible debt during fiscal 2011;

b)	loss on settlement of accounts payable of $334,053 recognized in the year ended September 30, 2011 with no corresponding loss in the year ended September 30, 2012.

Liquidity and Capital Resources

Working Capital

	September 30, 2012	September 30, 2011
Current Assets	12,577	200,605
Current Liabilities	2,888,324	1,345,443
Working Capital Deficiency	$(2,875,747)	(1,144,838)

As of September 30, 2012, we had $11,362 in cash, a decrease of $123,340 from September 30, 2011. The principal components of this decrease in cash relate to a loss from operations in excess of cash generated through financing activities from debt and equity issuances. As of September 30, 2012, we had a working capital deficiency of $2,875,747, a decrease in deficit of $1,730,909 from September 30, 2011. The principal component of this decrease in working capital deficit was as a result of increased accounts payable and accrued liabilities arising from our inability to obtain sufficient financing to meet these debt obligations.

We have sufficient capital to continue basic operations until January 2013. We anticipate that we will require $4,000,000 for the 12-month period ending September 30, 2013 to continue our operations. If we are not able to secure additional financing, we will not be able to implement and fund this work.

Going Concern

At September 30, 2012, we had an accumulated deficit of $37,504,926 since our inception and incurred a net loss of $8,301,705 for the fiscal year ended September 30, 2012. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2012.

Future Financing

We will require additional financing to fund operations, further strengthen our patents, secure patents for other compounds and any further intellectual property that we may acquire, and to continue clinical development. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and especially the market for early development stage pharmaceutical and biotechnology research and development company stocks persist.

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

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing. Our existing stockholders’ ownership will be diluted if we raise additional financing by issuing equity securities. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

In addition, we incur expenses in respect of the acquisition of intellectual property relating to patents and trademarks. The probability of success and length of time in developing commercial applications of the drugs subject to the acquired patents and trademarks is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the acquired patents and trademarks will ever be successfully commercialized. Due to these risks and uncertainties, we expense the acquisition of patents and trademarks.

Stock-based Compensation

We account for all stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that is fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

Recent Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 requires entities to report items of other comprehensive income on either part of a single contiguous statement of comprehensive income or in a separate statement of comprehensive income immediately following the statement of income. On December 23, 2011, the FASB issued an update to this pronouncement, ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12. ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The Company has not recorded any components of comprehensive income (loss) for the years ended September 30, 2012 and 2011 and, as at September 30, 2012, the Company does not have a balance recorded in respect of accumulated comprehensive income (loss).

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Stated in US Dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Anavex Life Sciences Corp.
(a Development Stage Company)

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, cash flows and changes in capital deficit for the years then ended and for the period from January 23, 2004 (date of inception) to September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. at September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from January 23, 2004 (date of inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $37,504,926 at September 30, 2012 and incurred a net loss of $8,301,705 for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada

December 28, 2012

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
September 30, 2012 and 2011
(Stated in US Dollars)

ASSETS
	2012	2011

Current
Cash	$11,362	$134,702
VAT recoverable	-	809
Deferred financing charge - Note 5	1,215	55,464
Prepaid expenses	-	9,630
	12,577	200,605
Equipment - Note 3	576	2,434
	$13,153	$203,039

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 7	$2,589,324	$410,024
Derivative liability - Note 4	-	67,500
Promissory notes payable - Note 5	299,000	867,919
	2,888,324	1,345,443

CAPITAL DEFICIT

Capital stock - Note 6
Authorized: 150,000,000 common shares, par value $0.001 per share Issued and outstanding: 30,240,687 common shares (2011 - 26,571,574)	30,241	26,572
Additional paid-in capital	34,599,514	28,034,245
Deficit accumulated during the development stage	(37,504,926)	(29,203,221)
	(2,875,171)	(1,142,404)
	$13,153	$203,039

Basis of Presentation and Liquidity - Note 1

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 2012 and 2011
and for the period from January 23, 2004 (Date of Inception) to September 30, 2012
(Stated in US Dollars)

			January 23, 2004
	Years ended September 30,		(Date of Inception) to
	2012	2011	September 30, 2012
Expenses
Accounting and audit fees	$139,761	$158,225	$662,114
Amortization and depreciation	1,858	1,657	5,055
Bank charges and interest	5,963	8,701	42,307
Consulting fees - Note 7 and 8	1,155,366	2,757,835	11,744,091
Insurance	10,844	48,152	58,996
Investor relations	108,138	133,805	831,707
Legal fees	142,923	140,613	670,025
Management fees	-	-	14,625
Office and miscellaneous	9,147	30,068	147,684
Registration and filing fees	26,794	58,878	154,398
Rent and administration	-	63,110	224,670
Research and development - Note 8	2,653,860	2,597,279	12,558,949
Travel	66,837	182,259	741,155
Website design and maintenance	-	-	28,417

Loss before other income (expenses)	(4,321,491)	(6,180,582)	(27,884,193)

Other income (expenses)
Interest and financing fees	(138,341)	(90,246)	(626,021)
Accretion of debt discount - Note 5	(98,081)	(69,419)	(2,174,661)
Change in fair value of derivative liability - Note 4	67,500	100,000	(463,274)
Debt conversion expense	-	(504,160)	(504,160)
Loss on settlement of accounts payable	-	(334,053)	(778,053)
Loss on extinguishment of debt	(3,829,333)	(198,738)	(4,515,540)
Foreign exchange gain (loss)	18,041	(29,949)	(8,220)

Net loss for the period	$(8,301,705)	$(7,307,147)	$(36,954,122)

Basic and diluted loss per share	$(0.29)	$(0.29)

Weighted average number of shares outstanding	28,168,784	25,169,065

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2012 and 2011
and for the period from January 23, 2004 (Date of Inception) to September 30, 2012
(Stated in US Dollars)

			January 23, 2004
	Years ended September 30,		(Date of Inception) to
	2012	2011	September 30, 2012

Cash Flows used in Operating Activities
Net loss for the period	$(8,301,705)	$(7,307,147)	$(36,954,122)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	1,858	1,657	5,055
Accretion of debt discount	98,081	69,419	2,174,661
Stock-based compensation	302,208	1,273,162	4,842,547
Amortization of deferred financing charge	62,399	44,536	162,712
Change in fair value of derivative liability	(67,500)	(100,000)	463,274
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	15,895	-	406,405
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	75,000	-	415,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	-	504,160	504,160
Loss on settlement of accounts payable	-	334,053	778,053
Loss on extinguishment of debt	3,829,333	198,738	4,515,540
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to operations:			-
VAT recoverable	809	37,011	-
Prepaid expenses	9,630	13,639	-
Accounts payable and accrued liabilities	2,281,052	1,129,293	5,772,548
Net cash used in operating activities	(1,692,940)	(3,801,479)	(15,787,355)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	996,250	3,021,512	10,246,833
Share subscriptions received	-	(100,000)	-
Proceeds from promissory notes	581,500	750,000	5,399,000
Deferred financing fee	(8,150)	-	(108,150)
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	1,569,600	3,671,512	15,804,348

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)
Net cash used in investing activities	-	-	(5,631)

Increase (decrease) in cash during the period	(123,340)	(129,967)	11,362
Cash, beginning of period	134,702	264,669	-
Cash, end of period	$11,362	$134,702	$11,362

Supplemental Cash Flow Information - Note 10

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to September 30, 2012
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
for the period from January 23, 2004 (Date of Inception) to September 30, 2012
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
for the period from January 23, 2004 (Date of Inception) to September 30, 2012
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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to September 30, 2012
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2009 - brought forward	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)
Cumulative effect of accounting changes	-	-	(333,056)	-	(550,804)	(883,860)
Capital stock issued for cash on October 2, 2009 - at $2.25	266,666	267	599,733	(300,000)	-	300,000
Capital stock issued in settlement of promissory note on February 2, 2010 - at $2.02	49,505	49	99,951	-	-	100,000
Capital stock issued for cash on April 9, 2010 - at $2.60	92,499	93	240,405	-	-	240,498
Capital stock issued in settlement of debt on April 30, 2010 - at $2.85	9,825	9	27,991	-	-	28,000
Finders' fees paid in cash	-	-	(24,050)	-	-	(24,050)
Capital stock issued for cash on June 29, 2010 - at $2.50	941,000	941	2,351,559	-	-	2,352,500
Finders' fees paid in cash	-	-	(206,500)	-	-	(206,500)
Capital stock issued in settlement of debt on July 5, 2010 - at $2.50	400,000	400	999,600	-	-	1,000,000
Capital stock issued for cash on September 3, 2010 - at $2.75	163,000	163	448,087	-	-	448,250
Capital stock issued for finders' fees on September 3, 2010 - at $2.75	9,000	9	(9)	-	-	-
Finders' fees paid in cash	-	-	(15,125)	-	-	(15,125)
Shares issud on conversion of promissory note on September 30, 2010 - at	328,058	328	737,802	-	-	738,130
Shares issud on conversion of promissory note on September 30, 2010 - at	510,638	511	1,199,489	-	-	1,200,000
Reclassification of dervative liability on modification of note terms	-	-	3,144,520	-	-	3,144,520
Settlement of accounts payable	-	-	444,000	-	-	444,000
Stock-based compensation	-	-	770,055	-	-	770,055
Equity component of convertible promissory note	-	-	44,220	-	-	44,220
Net loss for the year	-	-	-	-	(8,783,037)	(8,783,037)

Balance, September 30, 2010	23,516,952	$23,517	$18,912,335	$-	$(21,896,074)	$(2,960,222)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to September 30, 2012
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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to September 30, 2012
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2011 - brought forward	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)
Capital stock issued for cash on December 6, 2011 - at $1.25	615,600	616	768,884	-	-	769,500
Less: Share Issue costs	-	-	(77,000)	-	-	(77,000)
Capital stock issued for cash on February 9, 2012 - at $1.25	270,000	270	337,230	-	-	337,500
Less: Share Issue costs	-	-	(33,750)	-	-	(33,750)
Equity units issued for services on February 9, 2012 - at $1.99	8,000	8	15,888	-	-	15,896
Equity units issued for settlement of loans payable on May 31, 2012 - Note 5	2,700,513	2,700	5,176,884	-	-	5,179,584
Capital stock issued for services on July 12, 2012 - at $1.00	75,000	75	74,925	-	-	75,000
Stock-based compensation - Note 8	-	-	302,208	-	-	302,208
Net loss for the period	-	-	-	-	(8,301,705)	(8,301,705)

Balance, September 30, 2012	30,240,687	$30,241	$34,599,514	$-	$(37,504,926)	$(2,875,171)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Stated in US Dollars)

Note 1	Business Description, Basis of Presentation and Liquidity

Business

Anavex Life Sciences is a pharmaceutical company engaged in the development of drug candidates. Our lead compound ANAVEX 2-73, developed to treat Alzheimer’s disease through disease modification, is in human clinical trials.

In pre-clinical studies conducted in France, and in Greece ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties.

Based on these preclinical studies, Anavex sponsored a Phase 1 single ascending dose study of ANAVEX 2-73 initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services. The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg.

Due principally to Anavex’ inability to obtain sufficient funding to support operations and development of our pipeline, it has been unable to attract and retain executive management that is experienced in leading a development stage pharmaceutical company. For this reason, the company is deferring research into drug candidates until expert management evaluates the company’s progress and determines an appropriate course of action, and there is capital to effect management’s plan of action.

In considering several different means of accomplishing Anavex’ goal of commercializing a treatment for Alzheimer’s disease, its officers and directors have determined that pursuing a strategic relationship with a partner, partners, or an acquirer with capable management and sufficient capital to sponsor trials is the company’s best course of action at this time. Further, Anavex may acquire or develop new intellectual property and assign, license, or otherwise transfer its intellectual property to further its plan.

Basis of Presentation and Liquidity

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-K.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 2

Note 1	Business Description, Basis of Presentation and Liquidity – (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2012, the Company had an accumulated deficit of $37,504,926 (2011 - $29,203,221), had a working capital deficit of $2,875,747 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the next twelve months to be approximately $4,000,000. While the Company is expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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
September 30, 2012 and 2011
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
September 30, 2012 and 2011
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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

i)	Income Taxes – (cont’d)

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

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended September 30, 2012, loss per share excludes 6,025,141 (2011 – 5,030,479) potentially dilutive common shares (related to convertible notes payable and outstanding options and warrants) as their effect was anti-dilutive.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 6

Note 2	Summary of Significant Accounting Policies – (cont’d)

k)	Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of the stock-based payments to non- employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

l)	Fair Value Measurements

The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 -	quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 -

observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 -	assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 7

Note 2	Summary of Significant Accounting Policies – (cont’d)

l)	Fair Value Measurements – (cont’d)

The book value of cash and accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments. Based on borrowing rates currently available to the Company under similar terms, the book value of promissory notes payable approximates their fair values. The Company’s promissory notes payable are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s Level 3 liability consisted of the bifurcated embedded conversion features in the Company’s convertible promissory notes. This Level 3 liability had no active market and was required to be measured at its fair value at each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the years ended June 30, 2012 and 2011 is as follows:

	2012	2011

Balance, beginning of the period	$67,500	$-
Fair value of embedded conversion feature of convertible promissory notes	-	167,500
Change in fair value of derivative liability	(67,500)	(100,000)
Balance, end of the period	$-	$67,500

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2012 and 2011.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 8

Note 2	Summary of Significant Accounting Policies – (cont’d)

m)	Recent Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 requires entities to report items of other comprehensive income on either part of a single contiguous statement of comprehensive income or in a separate statement of comprehensive income immediately following the statement of income. On December 23, 2011, the FASB issued an update to this pronouncement, ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12. ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The Company has not recorded any components of comprehensive income (loss) for the years ended September 30, 2012 and 2011 and, as at September 30, 2012, the Company does not have a balance recorded in respect of accumulated comprehensive income (loss).

Note 3	Equipment

		September 30, 2012
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,055	$576

		September 30, 2011
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$3,197	$2,434

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 9

Note 4	Derivative Liability

Derivative liability, consisting of the embedded conversion features in the Company’s convertible promissory notes, is accounted for as a separate liability measured at its respective fair value, as follows:

	2012	2011

Balance, beginning of the period	$67,500	$-
Fair value of embedded conversion feature of convertible promissory notes	-	167,500
Change in fair value of derivative liability	(67,500)	(100,000)
Balance, end of the period	$-	$67,500

The fair values of the convertible promissory notes embedded call options have been determined using the binomial pricing model using the following weighted average assumptions:

	2012	2011

Risk-free interest rate	0.05%	0.13%
Expected life of derivative liability	0.05 years	0.56 years
Annualized volatility	57.99%	93.45%
Dividend rate	0.00%	0.00%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 10

Note 5	Promissory Notes Payable

	2012	2011

Convertible interest bearing promissory notes payable	$-	$750,000
Interest bearing promissory notes payable	299,000	216,000
Less: fair value of derivative liabilities on date of issuance	-	(167,500)
Add: accumulated accretion	-	69,419
	299,000	867,919
Less: current portion	(299,000)	(867,919)
	$-	$-

Convertible interest bearing promissory notes

The Company issued unsecured convertible interest bearing promissory notes totaling $750,000 during the year ended September 30, 2011 consisting of a promissory note in the amount of $250,000 maturing on April 20, 2012 and a promissory note in the amount of $500,000 maturing on May 4, 2012, each bearing interest at 8% per annum. These notes were convertible at any time at the option of the holder into units of the Company at $3.00 per unit with each unit consisting of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional common share for $4.00 for a period of 2 years from the date of issuance.

In connection with the issuance of these notes, the Company paid a finder’s fee totaling $100,000 which was deferred and amortized to income using the effective interest method over the terms of the notes. As at September 30, 2012, there remained no unamortized balance in respect of this deferred financing charge (2011: $55,464).

Pursuant to the guidance of ASC 815-40, the Company determined that the embedded conversion feature of the notes failed to meet the “fixed for fixed” criteria contained within the guidance. Accordingly, the Company bifurcated the embedded conversion features as a separate derivative liability having a fair value of $167,500 at inception. The corresponding debt discount was accreted over the term of the note. During the year ended September 30, 2012, the Company recorded accretion expense of $98,081 (2011: $69,419) in respect of this debt discount.

On April 20, 2012, the $500,000 convertible promissory note with accrued interest thereon of $40,000 along with an interest bearing $250,000 promissory note with accrued interest thereon of $9,389 that had been issued on November 1, 2011 were exchanged for a new non-convertible 12% interest bearing promissory note having a principal amount of $799,389 maturing on June 19, 2012. Subsequent to this exchange of promissory notes, on May 31, 2012, the Company extinguished this note along with accrued interest of $10,925 thereon by issuing 1,620,628 equity units having a fair value of $3,108,365. As a result of this extinguishment, the Company recorded a loss on debt extinguishment in the amount of $2,298,051.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 11

Note 5	Promissory Notes Payable – (cont’d)

On May 31, 2012, the Company extinguished the $250,000 convertible promissory note along with accrued interest of $22,333 thereon by issuing 544,667 equity units having a fair value of $1,044,671. As a result of this extinguishment, the Company recorded a loss on debt extinguishment in the amount of $772,338.

Interest bearing promissory notes

During the year ended September 30, 2010, the Company issued a promissory note having a principal balance of $200,000 with terms that included interest at 8% per annum and maturing on May 4, 2011. On May 4, 2011, this note, including accrued interest of $16,000 thereon, was exchanged for a new 8% interest bearing promissory note having a principal balance of $216,000 maturing May 4, 2012. On May 31, 2012, the Company extinguished this note along with accrued interest of $18,576 thereon by issuing 469,152 equity units having a fair value of $899,833. As a result of this extinguishment, the Company recorded a loss on debt extinguishment in the amount of $665,257.

On April 2, 2012, the Company issued a promissory note having a principal balance of $32,500 with terms that included interest at 10% per annum maturing on April 2, 2013. The Company paid a finders fee totalling $3,250 which was deferred and amortized to income from the date of issuance to the date of extinguishment. On May 31, 2012, the Company extinguished this note along with accrued interest of $533 thereon by issuing 66,066 equity units having a fair value of $126,715. As a result of this extinguishment, the Company recorded a loss on debt extinguishment in the amount of $93,682.

On June 6, 2012, the Company issued a promissory note having a principal balance of $49,000 with terms that include interest at 8% per annum and maturing on December 3, 2012. In connection with the issuance of this note, the Company paid a finder’s fee totaling $4,900 which was deferred and amortized to income using the effective interest method over the terms of the note. As at September 30, 2012, there remained an unamortized balance of $1,215 in respect of this deferred financing charge.

On June 26, 2012, the Company issued a promissory note having a principal balance of $250,000 with terms that include interest at 8% per annum and maturing on March 31, 2013.

Extinguishment of promissory notes payable

As noted above, on May 31, 2012, the Company issued equity units in settlement of certain of its promissory notes outstanding. Each unit consisted of one common share and common share purchase warrant entitling the holder to purchase an additional common share at $0.75 until November 30, 2013.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 12

Note 5	Promissory Notes Payable – (cont’d)

The promissory note settlements are summarized as follows:

Promissory note settled			Units issued
		Accrued			Loss on
Maturity date	Principal	Interest	Number	Fair Value	Settlement

Convertible interest bearing promissory note

April 20, 2012	$250,000	$22,333	544,667	$1,044,671	$(772,338)

Interest bearing promissory notes

May 4, 2012	216,000	18,571	469,152	899,833	(665,262)
June 19, 2012	799,389	10,925	1,620,628	3,108,365	(2,298,051)
April 2, 2013	32,500	533	66,066	126,715	(93,682)
	1,047,889	30,029	2,155,846	4,134,913	(3,056,995)

	$1,297,889	$52,362	2,700,513	$5,179,584	$(3,829,333)

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
September 30, 2012 and 2011
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
September 30, 2012 and 2011
(Stated in US Dollars) – Page 14

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 15

Note 6	Capital Stock – (cont’d)

On April 9, 2010, the Company issued 92,499 units at $2.60 per unit for proceeds of $240,498 pursuant to private placement agreement. Each unit consisted of one common share and one- half common share purchase warrant entitling the holder to purchase an additional common share at $3.50 per share until April 9, 2011.

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
September 30, 2012 and 2011
(Stated in US Dollars) – Page 16

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

On November 18, 2010, the Company issued 145,063 shares of common stock at their fair value of $4.12 per share based on their quoted market price pursuant to settling non- convertible interest bearing notes payable outstanding in the amount of $398,922, including accrued interest of $26,032. The Company recorded a loss on settlement of debt of $198,738 based on the difference between the carrying value of the debt settled and the fair value of the shares issued.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 17

Note 6	Capital Stock – (cont’d)

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

On February 9, 2012 the Company issued 8,000 units for service rendered by a director and officer of the Company. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $2.00 per share until February 9, 2013. The fair value of the units issued was determined to be $15,896 on the date they were issued and the Company recorded consulting fees of $15,896 on the statement of operations for the year ended September 30, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $2.00, stock price - $1.74, expected volatility – 84.88%, expected life – 1.0 years, risk free interest rate – 0.15%, dividend yield – 0.00%.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 18

Note 6	Capital Stock – (cont’d)

On May 31, 2012, the Company issued 2,700,513 equity units determined to have a fair value of $5,179,584 in settlement of promissory notes totaling $1,297,889 and of $52,367 accrued interest thereon. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.75 per share until November 30, 2013. (Note 5).

On July 12, 2012, the Company issued 75,000 common shares having a fair value of $75,000 based on their quoted market price to the former president of the Company for past services and in final settlement of a consulting agreement dated February 1, 2007.

Note 7	Related Party Transactions

The following amounts have been donated to the Company by the directors:

	Years ended		January 23, 2004
	September 30,		(Date of Inception)
	2012	2011	to September 30, 2012

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666
	$-	$-	$52,041

During the year ended September 30, 2012, the Company was charged consulting fees totaling $479,434 (2011: $674,917) by directors, officers and a significant shareholder of the Company. As at September 30, 2012, included in accounts payable and accrued liabilities is $127,452 (2011: $20,833) owing to directors and officers of the Company and a former director and officer of the Company.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 19

Note 8	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance, September 30, 2010	2,047,151	$2.87
Expired	(148,749)	$2.64
Exercised	(700,000)	$2.25
Issued	1,457,077	$3.07
Balance, September 30, 2011	2,655,479	$3.16
Expired	(1,552,651)	$3.16
Issued	3,147,313	$0.93
Balance, September 30, 2012	4,250,141	$1.16

At September 30, 2012, the Company has 4,250,141 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
853,075	$3.00	November 18, 2012
16,419	$4.50	November 25, 2012
307,800	$2.00	December 6, 2012
200,000	$1.50	January 5, 2013
135,000	$2.00	February 9, 2013
4,000	$2.00	February 9, 2013
33,334	$4.00	April 20, 2013
2,700,513	$0.75	November 30, 2013
4,250,141

During the year ended September 30, 2012, the exercise price and expiry of 200,000 warrants exercisable at $3.50 and expiring January 5, 2012 were modified and extended such that these warrants are now exercisable at $1.50 until January 5, 2013. The fair value of this modification was determined to be $80,200 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.11%, expected life: 1.0 year, annualized volatility: 79.46%, dividend rate: 0%.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 20

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

On February 2, 2011, the Company amended and restated the 2007 stock option plan to increase the number of options authorized to 4,000,000.

A summary of the status of Company’s outstanding stock purchase options for the year ended September 30, 2012 is presented below:

		Weighted
		Average	Weighted
		Exercise	Average Grant
	Number of Shares	Price	Date fair value
Outstanding at September 30, 2010	2,775,000	$3.29
Forfeited	(1,000,000)	$3.93
Cancelled	(50,000)	$2.75
Granted	650,000	$4.06	$2.95
Outstanding at September 30, 2011	2,375,000	$3.18
Forfeited	(1,100,000)	$2.82
Granted	500,000	$1.50	$0.72
Outstanding at September 30, 2012	1,775,000	$2.94
Exercisable at September 30, 2012	905,000	$2.81
Exercisable at September 30, 2011	930,000	$2.90

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 21

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At September 30, 2012, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
50,000	(1)	50,000	$3.75	November 1, 2012	-	0.09
100,000	(2)	-	$3.86	December 1, 2012	-	0.17
150,000	(3)	150,000	$3.10	June 30, 2014	-	1.75
400,000	(4)	400,000	$2.50	September 15, 2013	-	0.96
500,000	(5)	-	$2.50	October 19, 2013	-	1.04
5,000	(6)	5,000	$2.50	March 2, 2014	-	1.42
50,000	(7)	50,000	$3.50	June 30, 2014	-	1.75
150,000	(8)	150,000	$3.72	February 24, 2016	-	3.40
100,000	(9)	100,000	$3.67	March 30, 2016	-	3.50
270,000	(10)	-	$3.00	February 8, 2017	-	4.36
1,775,000		905,000			-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2012.

(1)

As at September 30, 2012 and 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the year ended September 30, 2012 (2011: $nil). Subsequent to September 30, 2012, these options expired unexercised.

(2)

As at September 30, 2012 and 2011, these options have not vested. The options vest upon the Company listing its shares on the American Stock Exchange or any other nationally recognized stock exchange by December 1, 2012 or in the event of a change of control a listing on a nationally recognized stock exchange is not required. No stock- based compensation has been recorded in the financial statements as the performance condition has not yet been met. Subsequent to September 30, 2012, these options expired unexercised.

(3)

As at September 30, 2012 and 2011, these options had fully vested. During the year ended September 30, 2012, the expiry of these options was extended from June 3, 2013 to June 30, 2014. The fair value of this modification was determined to be $18,600 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.31%, expected life: 2.0 years, annualized volatility: 84.74%, dividend rate: 0%.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 22

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(4)

As at September 30, 2012 and 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the year ended September 30, 2012 (2011: $500,000).

(5)

As at September 30, 2012 and 2011, none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

	(6)	As at September 30, 2012 and 2011, these options had fully vested. The Company did not recognize any stock-based compensation for these options in the year ended September 30, 2012 (2011: $nil).

(7)

As at September 30, 2012 and 2011 these options had fully vested. The Company did not recognize any stock-based compensation for the year ended September 30, 2012 (2011: $125,000). During the year ended September 30, 2012, the expiry of these options was shortened from June 29, 2015 to June 30, 2014. The Company did not recognize any stock based compensation expense in connection with this modification because the fair value of the modified options was less than the fair value of the options under the old terms.

(8)

As at September 30, 2012, these options had fully vested (2011: none of these options have vested). The options vested on February 24, 2012. The fair value of these options was calculated to be $406,500, of which the Company recognized stock-based compensation in the amount of $163,415 for the year ended September 30, 2012 (2011: $243,084).

(9)

These options were granted during the year ended September 30, 2011. At September 30, 2011, 75,000 of these options had vested. The remaining 25,000 options vested during the year ended September 30, 2012. The fair value of these options at issuance was calculated to be $267,000, of which the Company has recognized $6,500 as stock based compensation during the year ended September 30, 2012 (2011: $120,250).

(10)

As at September 30, 2012 and 2011, these options have not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 23

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

During the year ended September 30, 2012, a total of 1,100,000 options were forfeited for which the Company had recognized stock-based compensation of $158,493 in respect of these options. The Company recognized stock-based compensation of $33,493 in respect of these options during the year ended September 30, 2012 (2011: $Nil).

During the year ended September 30, 2011, a total of 1,000,000 options were forfeited for which the Company had recognized stock based compensation of $708,917 in respect of these options. Of this total, $284,828 of stock based compensation expense had been recognized during the year ended September 30, 2011.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	2012	2011
Risk-free interest rate	0.83% - 2.19%	0.96% - 2.21%
Expected life of options	4.25 - 5.0 years	4.5 - 5.0 years
Annualized volatility	57.87% - 95.25%	56.27% - 62.52%
Dividend rate	0%	0%

At September 30, 2012, the following summarizes the unvested stock options:

			Weighted
		Weighted	Average
	Number of	Average	Grant-Date
	Shares	Exercise Price	Fair Value
Unvested options at September 30, 2010	1,161,667	$2.98	$1.80
Granted	650,000	$4.06	$2.61
Forfeited/Cancelled	(225,000)	$3.47	$2.51
Vested	(141,667)	$3.57	$2.59
Unvested options at September 30, 2011	1,445,000	$3.33	$2.17
Granted	500,000	$1.50	$0.72
Forfeited	(900,000)	$2.74	$1.60
Vested	(175,000)	$3.71	$2.70
Unvested options at September 30, 2012	870,000	$2.81	$1.82

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 24

Note 8	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

As at September 30, 2012, there was no unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in current fiscal year. There has been no stock-based compensation recognized in the financial statements for the year ended September 30, 2012 (2011: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for services during the years ended September 30, 2012 and 2011 are classified in the Company’s Statement of Operations as follows:

	Years ended September 30,
	2012	2011
Consulting fees	$312,903	$1,273,162
Research and development	80,200	-
	$393,103	$1,273,162

Note 9	Income Taxes

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	2012	2011
	34%	34%

Net operating loss carryforwards	$6,775,000	$5,508,000
Research and development tax credits	741,000	476,000
Foreign exchange	28,000	15,000
Accrued bonuses	34,000	-
Intangible asset costs	34,000	38,000
Valuation allowance for deferred tax assets	(7,612,000)	(6,037,000)

Net deferred tax assets	$-	$-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 25

Note 9	Income Taxes – (cont’d)

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2012	2011
Income benefit at statutory rate	$(2,823,000)	$(2,484,000)
Stock-based compensation	103,000	433,000
Foreign income taxed at foreign statutory rate	(2,000)	1,000
Debt extinguishment	1,302,000	181,000
Research and development tax credit	(175,000)	(95,000)
Fair value of derivative liability	(23,000)	(34,000)
Debt accretion	33,000	24,000
Debt conversion	-	170,000
Other permanent differences	10,000	-
Change in valuation allowance	1,575,000	1,804,000

Deferred income tax recovery	$-	$-

As of September 30, 2012, the Company had net operating loss carry-forwards of approximately $19,945,000 (2011: $16,300,000) available to offset future taxable income. The carry-forwards will begin to expire in 2027 unless utilized in earlier years. The Company has not yet filed any tax returns in France as they are not yet due.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established at both September 30, 2012 and 2011.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation. The Company is subject to tax examinations by tax authorities for all taxation years commencing on or after 2004.

Provisions have not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company affiliate. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 26

Note 10	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended September 30, 2012:

a)

The Company issued 544,667 units of the Company at their fair value of $1.918 per unit to settle a convertible interest bearing note payable outstanding in the amount of $272,333, including accrued interest of $22,333 included in accounts payable and accrued liabilities and 2,155,846 units of the Company at their fair value of $1.918 per unit to settle non- convertible interest bearing notes payable outstanding in the amount of $1,077,923 including accrued interest of $30,034 included in accounts payable and accrued liabilities. Each unit consisted of one common share and one common share purchase warrant exercisable into one additional common share for $0.75 per share until November 30, 2013. The Company recorded a loss on debt settlement of $3,829,333 as a result of this transaction.

b)	The Company issued 75,000 common shares at their fair value of $1.00 per share for a total of $75,000 to the former President of the Company pursuant to a severance agreement.

c)

The Company issued 8,000 units for services performed by director. Each unit consisted of one common share and one-half common share purchase warrant. The fair value of this issuance was determined to be $15,896.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012 and 2011
(Stated in US Dollars) – Page 27

Note 10	Supplemental Cash Flow Information – (cont’d)

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

f)

On September 26, 2011, the Company issued 650,000 units having a fair value of $1,059,963 to settle an account payable totaling $975,000 and thus recorded a loss of $84,963 on the settlement of account payable.

g)

The Company issued an 8% interest bearing promissory note having a principal balance of $216,000 in exchange for a promissory note that had a principal balance of $200,000 with accrued interest of $16,000 thereon.

Note 11	Subsequent Events

Subsequent to September 30, 2012;

a)	the Company issued a promissory note having a principal balance of $150,000 with terms that include interest at 8% per annum and maturing on March 31, 2013.

b)	the Company issued a promissory note having a principal balance of $50,000 with terms that include interest at 8% per annum and maturing on March 31, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

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

Based on its evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to internal control deficiencies related to internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting as of September 30, 2012.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2012. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses Identified

Based on our management’s evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, certain significant deficiencies in internal control are evident to our management and our management believes these deficiencies represent material weaknesses, including:

1.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended September 30, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected; and

2.	There has been a lack of sufficient supervision and review by our management as a product of limited personnel.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies as a product of a larger strategic plan that incorporates partnership with a larger enterprise, or the sale of the company. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting in light of our strategic plan.

Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing processes and procedures intended to mitigate any material weaknesses identified,

We believe that the foregoing steps will remediate the deficiencies identified above, and we intend to continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended September 30, 2012, we undertook changes that have materially improved our internal control over financial reporting. We appointed Robert Chisholm as our principal executive officer and principal financial officer. Mr. Chisholm has significant experience working with internal controls and accounting, and is an accredited accountant. His experience and accreditation exceeds the experience and qualifications of his predecessor. Mr. Chisholm has implemented procedures by which we have greater clarity into our daily financial affairs including improved budgeting, review by the directors of all invoices received by the company, transparent cash management reporting and planning, and on-demand reporting of all banking transactions.

ITEM 9B OTHER INFORMATION

On October 17, 2012, we issued Akira International Limited a promissory note having a principal balance of $150,000 with terms that include interest at 8% per annum and maturing on March 31, 2013. On November 14, 2012, we issued Akira International Limited another promissory note having a principal balance of $50,000 with terms that include interest at 8% per annum and maturing on March 31, 2013.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Sean Lowry	Director	40	February 24, 2011
Robert Chisholm	Director, President, Secretary, Treasurer, Chief Financial Officer	50	May 13, 2011

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Sean Lowry

Mr. Lowry is executive director of Airframe Capital, an advisory firm. Mr. Lowry was president of Wm. Lowry Consulting from 2001 until its merger with Airframe Capital in 2012. Between 2006 and 2012, Mr. Lowry was also a partner and portfolio manager in Gulfstream Ventures, a venture capital firm. Mr. Lowry serves as an officer and director of private companies and is a member of the Institute of Corporate Directors.

We believe Mr. Lowry is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from serving as our director since February 24, 2011, in addition to his business experiences described above.

Robert Chisholm

Mr. Chisholm has been our President, Secretary, Treasurer and Chief Financial Officer since June 26, 2012 and a director of our company since May 13, 2011.

Mr. Chisholm has been an officer and partner of Emprise Capital Corp, a private company focused on advising portfolio companies on managing finances, including development and implementation of comprehensive budgeting processes, public market listings and oversight of contract negotiations since 2009.

Mr. Chisholm has been the Chief Financial Officer and a director of OMT Inc. since July 2011. He has been the Chief Financial Officer of T.M.T. Resources Inc. since November 2011 and a director since October 2012 and the Chief Financial Officer of Ripper Oil and Gas Inc. since May 2012.

Mr. Chisholm’s background includes previous appointments as Chief Financial Officer and a director of Brookwater Ventures Inc., Ocean Park Ventures Corp., Savary Capital Corp., Windamere Ventures Ltd. (formerly Advanced Vision Systems Corp.) and PNI Digital Media Inc. (formerly PhotoChannel Networks Inc.). Mr. Chisholm has also served as a member of the Board of Directors for Rare Earth Industries Limited (formerly Seymour Ventures Corp.) and as Chief Financial Officer of Chantrell Ventures Corp. (formerly Tiger Pacific Mining Corp.). Mr. Chisholm holds a professional accounting designation from the Certified Management Accountants of Canada and received his BBA with a major in accounting from Saint Francis Xavier University in Nova Scotia.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted our policy on our website at www.anavex.com.

Audit Committee and Audit Committee Financial Experts

We have an audit committee, comprised of two directors, Robert Chisholm, and Sean Lowry. During the fiscal year ended September 30, 2012, our audit committee held 12 meetings. The audit committee represents our board of directors in discharging its responsibility relating to the accounting, reporting and financial practices of our company, and has general responsibility for oversight of internal controls, accounting and audit activities and legal compliance of our company. However, the audit committee’s function is one of oversight only and does not relieve our management of its responsibilities for preparing financial statements which accurately and fairly present our financial results and conditions or the responsibilities of the independent registered public accounting firm relating to the audit or review of financial statements.

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

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and is expected to perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nominating committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, at this stage of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. There is neither a defined, nor a typical process of identifying and evaluating nominees for director.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

a)	our principal executive officers;
b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2012 who had total compensation exceeding $100,000; and

c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended September 30, 2012 and 2011, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Other Annual Compen- sation ($)(2)	Total ($)
Robert Chisholm(1) President, Chief Financial Officer and Director	2012 2011	96,217 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	96,217 Nil
Harvey Lalach (2) Former President, Former Chief Operating, Former Director	2012 2011	130,000 150,000	Nil Nil	75,000 Nil	18,600 Nil	Nil Nil	223,600 150,000
George Tidmarsh (3) Former Executive Director	2012 2011	42,012 Nil	Nil Nil	15,896 Nil	33,493 Nil	Nil Nil	91,401 Nil

(1)	Robert Chisholm was appointed President and Chief Financial Officer on June 26, 2012. Prior to that date, Mr. Chisholm served as a director to the company.

(2)

Harvey Lalach was appointed President and Secretary on April 25, 2006. On August 27, 2011, Mr. Lalach was appointed Chief Operating Officer and on May 13, 2011 he was appointed interim Chief Financial Officer. Mr. Lalach resigned as an officer and director of our company on June 26, 2012.

(3)

George Tidmarsh was appointed as an executive director on October 12, 2011 and received consulting fees and stock option awards in his capacity as Executive Director. Mr. Tidmarsh resigned on March 17, 2012

Consulting Agreements

Robert Chisholm

Effective June 26, 2012, Robert Chisholm was appointed President and Chief Financial Officer of the company. Mr. Chisholm is remunerated at the rate of CDN$7,500 per month through a company with which he is associated.

Harvey Lalach

We had a consulting agreement dated February 1, 2007 with Harvey Lalach to provide management services to our company for consideration of $7,000 per month. The contract had a two year term, and was extended for an additional two year term expiring January 31, 2011. During the fiscal year ended September 30, 2008, we agreed to increase the compensation of Mr. Lalach to $12,500 per month. Effective February 1, 2011 we entered into a consulting agreement with Mr. Lalach whereby Mr. Lalach agreed to continue to provide management services to our company in return for compensation of $12,500 per month for an additional two years.

Effective June 26, 2012 Mr. Lalach resigned his positions as both an officer and a director. Mr. Lalach continued to consult for the company until September 30, 2012 and was paid $15,000. In addition, we issued an aggregate of 75,000 shares of our common stock at a deemed value of $1.00 per share to

Mr. Lalach for his past services and in final settlement of his Consulting Agreement dated February 1, 2007 and we extended the expiry date to June 30, 2014 of 200,000 stock options held by Mr. Lalach.

Dr. George Tidmarsh

Effective October 10, 2011 we entered into a consulting agreement with Dr. Tidmarsh to act as our executive director for the following consideration:

a)	a monthly consulting fee of $10,000;
b)	500,000 Share purchase options exercisable at $1.50 per option share until October 10, 2016 (subject to certain vesting provisions);
c)	reimbursement of all reasonable expenditures.

On February 9, 2012 we issued an aggregate of 8,000 units of our securities at a price of $1.25 per unit to George Tidmarsh, a former director of our company, for his services during the month of January, 2012. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole warrant is exercisable at $2.00 for one share of common stock for a period of 12 months.

On March 18, 2012 Dr. Tidmarsh delivered notice to us of his resignation as both an officer and a director. On March 21, 2012, Dr. Tidmarsh withdrew his original notice, and issued an amended notice of resignation.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2012.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Robert Chisholm	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Sean Lowry	150,000	Nil	Nil	3.72	Feb 24, 2016	Nil	N/A	Nil	N/A

Harvey Lalach	150,000 50,000	Nil Nil	Nil Nil	3.10 3.50	June 30, 2014 June 30, 2014	Nil	N/A	Nil	N/A

George Tidmarsh	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

We have not adopted any other equity compensation plan other than our 2007 Stock Option Plan.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2012:

				Non-Equity	Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings ($)	($)	($)
Sean Lowry (1)	95,000	Nil	Nil	Nil	Nil	Nil	95,000

(1)	Sean Lowry is paid a fee for his service as chairman of the company’s audit committee.

We reimburse our directors for expenses incurred in connection with attending board meetings.

During the fiscal year ended September 30, 2012, there were no standard arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 28, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class [1]
Common Stock	Athanasios Skarpelos 2, Place du Port Geneva, Switzerland CH 1204	6,725,832 Direct	22.24%
Common Stock	Sean Lowry 300-1172 Bay Street Toronto, Ontario M5S 1L9 Canada	150,000[2] Direct	0.49%
Common Stock	Robert Chisholm c/o 1600 – 609 Granville Street Vancouver, BC V7Y 1C3 Canada	0 Direct	0%
Common Stock	Harvey Lalach[3] 4837 Canyon Ridge Crescent Kelowna, British Columbia Canada	825,000[4] Direct	2.71%
Common Stock	George Tidmarsh[5] 951 Gateway Blvd., Suite 3A South, San Francisco, CA, 94060, USA	12,000[6] Direct	0.40%
	Directors & Executive Officers as a group (2 persons) [7]	150,000 Direct	0.49%

1 Percentage of ownership is based on 30,240,687 shares of our common stock issued and outstanding as of December 28, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2 Includes 150,000 stock options exercisable within 60 days.

3 Mr. Lalach resigned as director and officer on June 26, 2012.

4 Includes 625,000 shares of common stock and 200,000 stock options exercisable within 60 days.

5 Dr. Tidmarsh resigned as executive chairman on March 21, 2012.

6 Includes 8,000 shares of common stock and 4,000 shares of common stock issuable upon exercise of warrants.

7 Does not include Mr. Lalach, who resigned as director and officer on June 26, 2012 and Dr. Tidmarsh who resigned as executive chairman on March 21, 2012.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There has been no transaction, since October 1, 2010, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

i.	any director or executive officer of our company;
ii.	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and
iii.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Cameron Durrant

On May 20, 2008, we entered into a consulting agreement with Cameron Durrant, a former director of our company, to provide certain management and consulting services to our company. Consideration for his services included:

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

Compensation of Named Executive Officers and Directors

For information regarding compensation of named executive officers and directors, please see “Item 11. Executive Compensation.”

Director Independence

Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the company or accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence.

We determined that Robert Chisholm is not independent as that term is defined by NASDAQ 5605(a)(2) because Mr. Chisholm serves as our President, Secretary, Treasurer and Chief Financial Officer. We determined that Sean Lowry is independent as that term is defined by NASDAQ Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended September 30, 2012 and 2011:

BDO Canada LLP

	2012	2011
Audit Fees	$87,231	$87,570
Audit Related Fees	Nil	Nil
Tax Fees	$5,161	$7,349
All Other Fees	Nil	Nil
Total Fees	$92,392	$94,919

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by BDO Canada LLP for the fiscal years ended September 30, 2012 and 2011, in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our audit committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our audit committee before the respective services were rendered.

Our audit committee has considered the nature and amount of fees billed by BDO Canada LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining BDO Canada LLP’s independence.

PART IV

ITEM 15. EXHIBITS, SCHEDULES FINANCIAL STATEMENT

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

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides dated January 31, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.2	Abstract of Disclosure of Greek Patent Number 1002616 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.3	Abstract of Disclosure of Greek Patent Number 1004208 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.4	Abstract of Disclosure of Greek Patent Number 1004868 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.5	Written description of Greek Patent Application Number 20070100020 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.6	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 22, 2007)

Exhibit Number	Description
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

Exhibit Number	Description
10.43	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.44	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.45	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.46	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.47	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.48	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.49	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.50	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.53	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.54	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.55	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.56	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.57	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.58	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.59	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)

Exhibit Number	Description
10.61	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.62	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.63	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.64	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)
10.65	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.66	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.67	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.68	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.69	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.70	Amended Stock Option Agreement dated September 16, 2011 with Cameron Durrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 21, 2011)
10.71	Consulting Agreement dated effective October 10, 2011, with George Tidmarsh (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 14, 2011)
10.72	Form of subscription agreement for services (US purchaser) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.73	Form of subscription agreement for units (Offshore purchasers) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.74	Unsecured Promissory Note dated April 20, 2012 issued to Georgia Georgopoulou (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2012)
10.75	Form of subscription agreements for convertible debenture and promissory notes (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 7, 2012)
10.76*	Promissory Note dated October 17, 2012 issued to Akira International Limited
10.77*	Promissory Note dated November 12, 2012 issued to Akira International Limited

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Robert Chisholm
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Robert Chisholm
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

By:

/s/ Robert Chisholm
Robert Chisholm
President, Secretary, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Robert Chisholm
Robert Chisholm
President, Secretary, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: December 31, 2012

By:

/s/ Sean Lowry
Sean Lowry
Director
Date: December 31, 2012