Form 10-Q
period 2012-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2013-02-14
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X] Yes        [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes        [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes        [X] No

ii

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,240,687 shares of common stock outstanding as of February 14, 2013.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

 (Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2012 and September 30, 2012
(Stated in US Dollars)
(Unaudited)

ASSETS	December 31,	September 30,
	2012	2012

Current
Cash	$79,789	$11,362
Deferred financing charge - Note 4	-	1,215
	79,789	12,577
Equipment - Note 3	111	576
	$79,900	$13,153

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 6	$2,809,588	$2,589,324
Promissory notes payable - Note 4	599,000	299,000
	3,408,588	2,888,324

CAPITAL DEFICIT

Capital stock - Note 5
Authorized: 150,000,000 common shares, par value $0.001 per share
Issued and outstanding: 30,240,687 common shares (September 30, 2012 - 30,240,687)	30,241	30,241
Additional paid-in capital	34,599,514	34,599,514
Deficit accumulated during the development stage	(37,958,443)	(37,504,926)
	(3,328,688)	(2,875,171)
	$79,900	$13,153

Basis of Presentation and Liquidity - Note 1
Subsequent events - Note 9

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2012 and 2011 and
and for the period from January 23, 2004 (Date of Inception) to December 31, 2012
(Stated in US Dollars)
(Unaudited)

			January 23, 2004
	Three months ended December 31,		(Date of Inception) to
	2012	2011	December 31, 2012
Expenses
Accounting and audit fees	$67,000	$70,744	$729,114
Amortization and depreciation	465	464	5,520
Bank charges and interest	490	2,323	42,797
Consulting fees - Note 6 and 7	135,411	307,212	11,879,502
Insurance	-	12,783	58,996
Investor relations	18,600	15,000	850,307
Legal fees	57,544	28,011	727,569
Management fees - Note 6	-	-	14,625
Office and miscellaneous	-	3,172	147,684
Registration and filing fees	9,354	8,412	163,752
Rent and administration	-	-	224,670
Research and development	127,003	1,717,333	12,685,952
Travel	-	23,163	741,155
Website design and maintenance	-	-	28,417

Loss before other income (expenses)	(415,867)	(2,188,617)	(28,300,060)

Other income (expenses)
Interest and financing fees	(10,225)	(42,420)	(636,246)
Accretion of debt discount	-	(38,175)	(2,174,661)
Change in fair value of derivative liability	-	55,000	(463,274)
Debt conversion expense	-	-	(504,160)
Loss on settlement of accounts payable	-	-	(778,053)
Loss on extinguishment of debt	-	-	(4,515,540)
Foreign exchange gain (loss)	(27,425)	39,556	(35,645)

Net loss for the period	$(453,517)	$(2,174,656)	$(37,407,639)

Basic and diluted loss per share	$(0.01)	$(0.08)

Weighted average number of shares outstanding	30,240,687	26,738,857

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2012 and 2011 and
and for the period from January 23, 2004 (Date of Inception) to December 31, 2012
(Stated in US Dollars)
(Unaudited)

			January 23, 2004
	Three months ended December 31,		(Date of Inception) to
	2012	2011	December 31, 2012

Cash Flows used in Operating Activities
Net loss for the period	$(453,517)	$(2,174,656)	$(37,407,639)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	465	464	5,520
Accretion of debt discount	-	38,175	2,174,661
Stock-based compensation	-	123,264	4,842,547
Amortization of deferred financing charge	1,215	19,654	163,927
Change in fair value of derivative liability	-	(55,000)	463,274
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	-	406,405
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	415,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	-	-	504,160
Loss on settlement of accounts payable	-	-	778,053
Loss on extinguishment of debt	-	-	4,515,540
Rent contributed	-	-	3,750
Changes in non-cash working capital balances related to operations:
VAT recoverable	-	(2,239)	-
Prepaid expenses	-	(25,056)	-
Accounts payable and accrued liabilities	320,264	987,271	6,092,812
Net cash used in operating activities	(131,573)	(1,088,123)	(15,918,928)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	-	712,500	10,246,833
Proceeds from promissory notes	200,000	250,000	5,599,000
Deferred financing fee	-	-	(108,150)
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	200,000	962,500	16,004,348

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)
Net cash used in investing activities	-	-	(5,631)

Increase (decrease) in cash during the period	68,427	(125,623)	79,789
Cash, beginning of period	11,362	134,702	-
Cash, end of period	$79,789	$9,079	$79,789

Supplemental Cash Flow Information - Note 8

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2012
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

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2012
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

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2012
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

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2012
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

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2012
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

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to December 31, 2012
(Stated in US Dollars)
(Unaudited)

					Deficit
		Common Stock			Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2011 - brought forward	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)
Capital stock issued for cash on December 6, 2011 - at $1.25	615,600	616	768,884	-	-	769,500
Less: Share Issue costs	-	-	(77,000)	-	-	(77,000)
Capital stock issued for cash on February 9, 2012 - at $1.25	270,000	270	337,230	-	-	337,500
Less: Share Issue costs	-	-	(33,750)	-	-	(33,750)
Equity units issued for services on February 9, 2012 - at $1.99	8,000	8	15,888	-	-	15,896
Equity units issued for settlement of loans payable on May 31, 2012	2,700,513	2,700	5,176,884	-	-	5,179,584
Capital stock issued for services on July 12, 2012 - at $1.00	75,000	75	74,925	-	-	75,000
Stock-based compensation	-	-	302,208	-	-	302,208
Net loss for the period	-	-	-	-	(8,301,705)	(8,301,705)

Balance, September 30, 2012	30,240,687	30,241	34,599,514	-	(37,504,926)	(2,875,171)
Net loss for the period	-	-	-	-	(453,517)	(453,517)

Balance, December 31, 2012	30,240,687	$30,241	$34,599,514	$-	$(37,958,443)	$(3,328,688)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in US Dollars)
(Unaudited)

Note 1	Business Description, Basis of Presentation and Liquidity

Business

Anavex Life Sciences Corp. (“Anavex”, “we”, “our”, “us” or “the Company”) is a pharmaceutical company engaged in the development of drug candidates. Our lead compound ANAVEX 2-73, developed to treat Alzheimer’s disease through disease modification, is in human clinical trials. In pre-clinical studies conducted in France and other EU institutes, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties.

Based on these preclinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73 initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services (ABX-CRO). The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. The Company plans to initiate a multiple ascending dose study of ANAVEX 2-73 in the first quarter of 2013, provided sufficient capital is available.

Additionally we intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended September 30, 2012. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on September 30, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Basis of Presentation and Liquidity

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-Q.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2012
(Stated in US Dollars) – Page 2
(Unaudited)

Note 1	Business Description, Basis of Presentation and Liquidity – (cont’d)

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2012, the Company had an accumulated deficit of $37,958,443 (September 30, 2012 - $37,504,926), had a working capital deficit of $3,328,799 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the next twelve months to be approximately $5,000,000. While the Company is expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 2	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows.

Note 3	Equipment

	December 31, 2012
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,520	$111

	September 30, 2012
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,055	$576

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2012
(Stated in US Dollars) – Page 3
(Unaudited)

Note 4	Promissory Notes Payable

	December 31,	September 30,
	2012	2012
Promissory note dated June 6, 2012 bearing interest at 8% per annum, due on demand	$49,000	$49,000
Promissory note dated June 26, 2012 bearing interest at 8% per annum, due on March 31, 2013	250,000	250,000
Promissory note dated October 17, 2012 bearing interest at 8% per annum, due on March 31, 2013	150,000	-
Promissory note dated November 14, 2012 bearing interest at 8% per annum, due on March 31, 2013	50,000	-
Promissory note dated December 31, 2012 bearing interest at 12% per annum, due on March 31, 2013	100,000	-
	599,000	299,000
Less: current portion	(599,000)	(299,000)
	$-	$-

On June 6, 2012, the Company issued a promissory note having a principal balance of $49,000 with terms that include interest at 8% per annum and maturing on December 3, 2012. This note matured during the three months ended December 31, 2012 and is currently due on demand. In connection with the issuance of this note, the Company paid a finder’s fee totaling $4,900 which was deferred and amortized to income using the effective interest method over the terms of the note. As at December 31, 2012, there remained an unamortized balance of $Nil (September 30, 2012: $1,215) in respect of this deferred financing charge.

On June 26, 2012, the Company issued a promissory note having a principal balance of $250,000 with terms that include interest at 8% per annum and maturing on March 31, 2013.

On October 17, 2012, the Company issued a promissory note having a principal balance of $150,000 with terms that include interest at 8% per annum and maturing on March 31, 2013.

On November 14, 2012, the Company issued a promissory note having a principal balance of $50,000 with terms that include interest at 8% per annum and maturing on March 31, 2013.

On December 31, 2012, the Company issued a promissory note having a principal balance of $100,000 in exchange for an accounts payable owing in respect of unpaid consulting fees. This note is accruing interest at 12% per annum and matures on March 31, 2013.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2012
(Stated in US Dollars) – Page 4
(Unaudited)

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
December 31, 2012
(Stated in US Dollars) – Page 5
(Unaudited)

Note 5	Capital Stock – (cont’d)

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
December 31, 2012
(Stated in US Dollars) – Page 6
(Unaudited)

Note 5	Capital Stock – (cont’d)

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

On November 18, 2010, the Company issued 393,846 units at $2.75 per unit for proceeds of $1,083,075 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012. The Company paid a finder’s fee totalling $65,363 in respect of this private placement

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2012
(Stated in US Dollars) – Page 7
(Unaudited)

Note 5	Capital Stock – (cont’d)

On November 18, 2010, the Company issued 3,636 units at $2.75 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until May 18, 2012.

On November 18, 2010, the Company issued 853,075 units in the conversion of two notes payable originally convertible at $2.50. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued as a result of converting at the lower conversion price. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $3.00 per share until November 18, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $3.00, stock price - $4.12, expected volatility – 78.33%, expected life – 2.0 years, dividend yield –0.00%, risk-free rate – 0.52%.

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
December 31, 2012
(Stated in US Dollars) – Page 8
(Unaudited)

Note 5	Capital Stock – (cont’d)

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

On June 26, 2012, the Company agreed to issue 75,000 common shares to the former president of the Company for past services and in final settlement of a consulting agreement dated February 1, 2007. These shares were issued on July 12, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2012
(Stated in US Dollars) – Page 9
(Unaudited)

Note 6	Related Party Transactions

The following amounts have been donated to the Company by the directors:

			January 23, 2004
	Three months ended December 31,		(Date of Inception)
	2012	2011	to December 31, 2012

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666
	$-	$-	$52,041

During the three months ended December 31, 2012, the Company was charged consulting fees totaling $70,418 (2011: $79,274) by directors and officers of the Company.

As at December 31, 2012, included in accounts payable and accrued liabilities is $207,252 (September 30, 2012: $127,452) owing to directors and officers of the Company , a former director and officer of the Company, and to a company controlled by a director and officer of the Company.

Note 7	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance, September 30, 2011	2,655,479	$3.16
Expired	(1,552,651)	$3.16
Issued	3,147,313	$3.07
Balance, September 30, 2012	4,250,141	$1.16
Expired	(1,177,294)	$2.76
Balance, December 31, 2012	3,072,847	$0.89

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2012
(Stated in US Dollars) – Page 10
(Unaudited)

Note 7	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

At December 31, 2012, the Company has 3,072,847 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
200,000	$ 1.50	January 5, 2013
139,000	$ 2.00	February 9, 2013
33,334	$ 4.00	April 20, 2013
2,700,513	$ 0.75	November 30, 2013
3,072,847

Subsequent to December 31, 2012, 200,000 warrants exercisable at $1.50 and 139,000 warrants exercisable at $2.00 expired unexercised.

b)	Stock–based Compensation Plan

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2012
(Stated in US Dollars) – Page 11
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the three months ended December 31, 2012 is presented below:

		Weighted	Weighted
		Average Exercise	Average Grant
	Number of Shares	Price	Date fair value
Outstanding at September 30, 2011	2,375,000	$3.18
Forfeited	(1,100,000)	$2.82
Granted	500,000	$1.50	$0.72
Outstanding at September 30, 2012	1,775,000	$2.94
Expired	(150,000)	$3.86
Outstanding at December 31, 2012	1,625,000	$2.85
Exercisable at December 31, 2012	855,000	$3.01
Exercisable at September 30, 2012	905,000	$2.81

At December 31, 2012, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)

150,000(1)	150,000	$3.10	June 30, 2014	-	1.50

400,000(2)	400,000	$2.50	September 15, 2013	-	0.71

500,000(3)	-	$2.50	October 19, 2013	-	0.78

5,000(4)	5,000	$2.50	March 2, 2014	-	1.17

50,000(5)	50,000	$3.50	June 30, 2014	-	1.50

150,000(6)	150,000	$3.72	February 24, 2016	-	3.15

100,000(7)	100,000	$3.67	March 30, 2016	-	3.25

270,000(8)	-	$3.00	February 8, 2017	-	4.11
1,625,000	855,000			-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2012
(Stated in US Dollars) – Page 12
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in- the-money at December 31, 2012.

(1)

As at December 31, 2012 and September 30, 2012, these options had fully vested. During the year ended September 30, 2012, the expiry of these options was extended from June 3, 2013 to June 30, 2014. The fair value of this modification was determined to be $18,600 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: risk- free interest rate: 0.31%, expected life: 2.0 years, annualized volatility: 84.74%, dividend rate: 0%. The Company did not recognize any stock-based compensation for these options during the three months ended December 31, 2012 (2011: $nil).

(2)

As at December 31, 2012 and September 30, 2012, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three months ended December 31, 2012 (2011: $ nil).

(3)

As at December 31, 2012 and September 30, 2012, none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(4)

As at December 31, 2012 and September 30, 2012, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three months ended December 31, 2012 (2011: $nil).

(5)

As at December 31, 2012 and September 30, 2012, these options had fully vested. The Company did not recognize any stock-based compensation during the three months ended December 31, 2012 (2011: $nil). During the year ended September 30, 2012, the expiry of these options was shortened from June 29, 2015 to June 30, 2014. The Company did not recognize any stock based compensation expense in connection with this modification because the fair value of the modified options was less than the fair value of the options under the old terms.

(6)

As at December 31, 2012 and September 30, 2012, these options had fully vested (2011: none of these options have vested). The options vested on February 24, 2012. The fair value of these options was calculated to be $406,500. The Company did not recognize any stock-based compensation during the three months ended December 31, 2012 (2011: $102,161). These options were forfeited subsequent to December 31, 2012.

(7)

As at December 31, 2012 and September 30, 2012, these options had fully vested. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the three months ended December 31, 2012 (2011: $6,500).

(8)

As at December 31, 2012 and September 30, 2012, these options have not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

During the year ended September 30, 2012, 500,000 options were forfeited for which the Company had recognized stock-based compensation of $14,603 during the three months ended December 31, 2011.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2012
(Stated in US Dollars) – Page 13
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	Three months ended December 31,
	2012	2011
Risk-free interest rate	-	0.83% - 2.19%
Expected life of options	-	4.25 - 5.0 years
Annualized volatility	-	57.87% - 95.25%
Dividend rate	-	0%

At December 31, 2012, the following summarizes the unvested stock options:

			Weighted
			Average
	Number of	Weighted Average	Grant-Date
	Shares	Exercise Price	Fair Value
Unvested options at September 30, 2011	1,445,000	$3.33	$2.17
Granted	500,000	$1.50	$0.72
Forfeited	(900,000)	$2.74	$1.60
Vested	(175,000)	$3.71	$2.70
Unvested options at September 30, 2012	870,000	$2.81	$1.82
Expired	(100,000)	$3.86	$2.49
Unvested options at December 31, 2012	770,000	$2.68	$1.74

As at December 31, 2012, there was no unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in current fiscal year. There has been no stock-based compensation recognized in the financial statements for the three months ended December 31, 2012 (2011: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for services during the three months ended December 31, 2012 and 2011 are classified in the Company’s Statement of Operations as follows:

	2012	2011
Consulting fees	$-	$123,264
	$-	$123,264

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2012
(Stated in US Dollars) – Page 14
(Unaudited)

Note 8	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the three months ended December 31, 2012, the Company issued a promissory note in the principal amount of $100,000 in exchange for accounts payable owing to one vendor in respect of unpaid consulting fees. This transaction has been excluded from the statement of cash flows.

Note 9	Subsequent Events

Subsequent to December 31, 2012, the Company issued two promissory notes as follows:

a)

The Company issued a promissory note in the amount of $86,946 (CDN$86,677) to the President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and is due June 30, 2013.

b)

The Company issued a promissory note in the amount of $27,725 (CDN$27,639) to a director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and is due June 30, 2013

Subsequent to the issuance of these promissory notes, the President resigned as President, Secretary, Treasurer, CFO and director of the Company and the Director resigned as director of the Company.

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

In pre-clinical studies conducted in France and other EU institutes ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties.

Based on these preclinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73 initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services (ABX-CRO). The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg.

We plan to initiate a multiple ascending dose study of ANAVEX 2-73 in the first quarter of 2013, provided sufficient capital is available. Additionally we intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Our Pipeline

Our pipeline includes one drug candidate in human clinical trials, and several compounds in different stages of preclinical study.

Our proprietary SIGMACEPTOR™ Discovery Platform has generated small molecule drug candidates with unique modes of action, by making use of our understanding of sigma receptors. Sigma receptors represent potential targets for therapeutics to potentially combat many human diseases, including Alzheimer’s disease. When bound by the appropriate ligands, these receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

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

  Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. We believe the American market for pharmaceutical treatment of epilepsy exceeds $12 billion annually.

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

Expenses

Our expenses for the three months ended December 31, 2012 and 2011 were as follows:

	Three months ended December 31,		Change
	2012	2011	$	%
Accounting and audit fees	$67,000	$70,744	(3,744)	(5.3)
Amortization	465	464	1	0.2
Bank charges and interest	490	2,323	(1,833)	(78.9)
Consulting	135,411	307,212	(171,801)	(55.9)
Insurance	-	12,783	(12,783)	(100.0)
Investor relations	18,600	15,000	3,600	24.0
Legal fees	57,544	28,011	29,533	105.4
Office and miscellaneous	-	3,172	(3,172)	(100.0)
Registration and filing fees	9,354	8,412	942	11.2
Research and development	127,003	1,717,333	(1,590,330)	(92.6)
Travel	-	23,163	(23,163)	(100.0)
Total expenses	$415,867	$2,188,617	(1,772,750)	(81.0)

Three Months Ended December 31, 2012 and 2011

Expenses for the three months ended December 31, 2012 decreased by $ 1,772,750 over the same period in 2011.

Consulting fees decreased by $171,801 from $307,212 for the three months ended December 31, 2011 to $135,411 for the same period in 2012 primarily as a result of decreased management infrastructure and a decrease in stock based compensation as a result of stock options granted in the comparative period.

Insurance expense decreased by $12,783 from $12,783 for the three months ended December 31, 2011 to $nil for the same period in 2012 as a result of the expiry of the Director and Officer liability insurance policy in December 2011.

Legal fees increased by $29,553 from $28,011 for the three months ended December 31, 2011 to $57,544 for the same period in 2012 primarily as a result of the investigation of intellectual property matters in the current period.

Research and Development charges decreased by $1,590,330 from $1,717,333 for the three months ended December 31, 2011 to $127,003 for the same period in 2012 primarily related to decreased activities as a result of the Company’s suspension of clinical trials pending additional financing requirements.

Travel expenses decreased by $23,163 from $23,163 for the three months ended December 31, 2011 to $Nil for the same period in 2012 as a result of the suspension of corporate travel due to cost saving initiatives.

Income and loss

Other income and (loss) for the three month period ended December 31, 2012, amounted to $(37,650) as compared to $13,961 for the comparable three month period ended December 31, 2011. The increase in loss of $51,611 is primarily attributable to:

a)

a decrease in interest and financing costs of $32,195 as a result of decreased debt levels during the current period as a result of the extinguishment of promissory notes in the third quarter of fiscal 2012;

b)

a decrease in the change in fair value of derivative liabilities of $55,000 recognized in the three month period ended December 31, 2011 with no corresponding amount recognized in the same period in 2012 as a result of the expiry of the derivative liabilities; and

c)

a foreign exchange loss of $27,425 during the three months ended December 31, 2012 compared to a gain of $39,556 during the same period in 2011 as a result of unfavourable fluctuations in foreign exchange rates and higher levels of accounts payable denominated in foreign currencies as a result of our additional financing requirements.

Change in fair value of derivative liability

We recognized a change in fair value of derivative liability totaling $Nil on derivative financial instruments for the three month period ended December 31, 2012, as compared to $55,000 for the prior year’s comparable period. This gain arose as a result of the requirement of generally accepted accounting principles in the United States to remeasure derivatives to their respective fair values each reporting period. The derivative liabilities giving rise to these gains expired during the year ended September 30, 2012.

Liquidity and Capital Resources

Working Capital

	December 31, 2012	September 30, 2012
Current Assets	79,789	12,577
Current Liabilities	3,408,588	2,888,324
Working Capital (Deficit)	$(3,328,799)	(2,875,747)

As of December 31, 2012, we had $79,789 in cash, an increase of $68,427 from September 30, 2012. The principal reason for this increase is due to cash of $200,000 from the issuance of promissory notes.

We anticipate that we will require up to $5,000,000 for the 12 month period ending December 31, 2013 to implement our plan of operation of researching and developing our compounds, the related patents and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to complete the next clinical trial for ANAVEX 2-73, and to perform work necessary to prepare for further clinical development. If we are not able to secure additional financing, we will not be able to implement and fund this work.

Cash Flows

	Three Month Period Ended December 31,
	2012	2011
Cash flows used in operating activities	$(131,573)	$(1,088,123)
Cash flows from financing activities	200,000	962,500
Cash flows from investing activities	Nil	Nil
Increase (decrease) in cash	$68,427	$(125,623)

Cash flow used in operating activities

Our cash used in operating activities for the three month period ended December 31, 2012 was $131,573 compared to $1,088,123 used in operating activities for the comparative three month period ended December 31, 2011. The decrease in cash used in operating activities was primarily as a result of the decreased research and development spending in the current period.

Cash flow provided by financing activities

Our cash provided by financing activities for the three month period ended December 31, 2012 was $200,000 compared to $962,500 due to more cash received from the issuance of common shares in 2011.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the three month period ended December 31, 2012 or 2011.

Going Concern

At December 31, 2012, we had an accumulated deficit of $37,958,443 since our inception and incurred a net loss of $453,517 for the three month period ended December 31, 2012. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2012.

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

At December 31, 2012, there are no convertible promissory notes outstanding.

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

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our annual report on Form 10-K filed on December 31, 2012.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Subsequent to December 31, 2012, Robert Chisholm, our former principal executive office and principal financial officer, resigned from these roles.

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $37,407,639 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

As of December 31, 2012, we had total liabilities of $3,408,588 and accumulated deficit of $37,958,443. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one period to another. Our common stock is quoted on OTC Market’s OTCQB. Trading in stock quoted on OTC Market’s OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. Moreover, OTC Market’s OTCQB is not a stock exchange, and trading of securities quoted on OTC Market’s OTCQB is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On December 31, 2012, we issued Quantus Capital Corp. a promissory note having a principal balance of CDN$100,000 with interest subsequent to March 31, 2013 on the unpaid principal at the rate of 12% per annum in exchange for an accounts payable owing in respect of unpaid consulting fees. The promissory note matures on June 30, 2013.

On January 9, 2013, we issued Robert Chisholm, our former President, Secretary, Treasurer, Chief Financial Officer and director, a secured promissory note in the amount of $86,946 (CDN$86,677) in exchange for unpaid consulting fees owing to him. The note is bearing interest at 12% per annum and is due June 30, 2013.

On January 9, 2013, we issued Sean Lowry, our former director a secured promissory note in the amount of $27,725 (CDN$27,639) in exchange for unpaid consulting fees owing to him. The note is bearing interest at 12% per annum and is due June 30, 2013

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

10.43	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.44	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.45	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.46	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.47	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.48	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.49	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.50	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.53	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.54	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.55	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.56	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.57	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.58	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.59	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.61	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.62	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.63	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.64	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)

Exhibit
Number	Description
10.65	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.66	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.67	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.68	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.69	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.70	Amended Stock Option Agreement dated September 16, 2011 with Cameron Durrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 21, 2011)
10.71	Consulting Agreement dated effective October 10, 2011, with George Tidmarsh (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 14, 2011)
10.72	Form of subscription agreement for services (US purchaser) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.73	Form of subscription agreement for units (Offshore purchasers) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.74	Unsecured Promissory Note dated April 20, 2012 issued to Georgia Georgopoulou (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2012)
10.75	Form of subscription agreements for convertible debenture and promissory notes (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 7, 2012)
10.76	Promissory Note dated October 17, 2012 issued to Akira International Limited (incorporated by reference to our annual report on Form 10-K filed on December 31, 2012)
10.77	Promissory Note dated November 14, 2012 issued to Akira International Limited (incorporated by reference to our annual report on Form 10-K filed on December 31, 2012)
10.78*	Promissory Note dated December 31, 2012 issued to Quantus Capital Corp.
10.79*	Secured Promissory Note dated January 9, 2013 issued to Robert Chisholm
10.80*	Secured Promissory Note dated January 9, 2013 issued to Sean Lowry
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Athanasios Skarpelos
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Athanasios Skarpelos
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/ Athanasios Skarpelos
Athanasios Skarpelos
Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: February 14, 2013