Form 10-Q
period 2013-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2013-05-17
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013
or

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
30,240,687 shares of common stock outstanding as of May 17, 2013.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
March 31 2013 and September 30, 2012
(Stated in US Dollars)
(Unaudited)

ASSETS	March 31,	September 30,
	2013	2012

Current
Cash	$487	$11,362
Deferred financing charge	-	1,215
	487	12,577
Equipment - Note 3	-	576
	$487	$13,153

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 6	$2,673,983	$2,589,324
Promissory notes payable - Note 4	761,292	299,000
	3,435,275	2,888,324

CAPITAL DEFICIT

Capital stock - Note 5
Authorized: 150,000,000 common shares, par value $0.001 per share Issued and outstanding: 30,240,687 common shares (2012 - 30,240,687)	30,241	30,241
Additional paid-in capital	34,599,514	34,599,514
Deficit accumulated during the development stage	(38,064,543)	(37,504,926)
	(3,434,788)	(2,875,171)
	$487	$13,153

Basis of Presentation and Liquidity - Note 1

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2013 and 2012
and for the period from January 23, 2004 (Date of Inception) to March 31, 2013
(Stated in US Dollars)
(Unaudited)

					January 23, 2004
	Three months ended March 31,		Six months ended March 31,		(Date of Inception) to
	2013	2012	2013	2012	March 31, 2013
Expenses
Accounting and audit fees	$15,908	$23,784	$82,908	$94,528	$745,022
Amortization and depreciation	111	465	576	929	5,631
Bank charges and interest	709	947	1,199	3,270	43,506
Consulting fees - Note 6 and 7	74,401	242,302	209,812	549,514	11,953,903
Insurance	-	-	-	9,630	58,996
Investor relations	15,000	7,638	33,600	22,638	865,307
Legal fees	14,354	48,143	71,898	76,154	741,923
Management fees - Note 6	-	-	-	-	14,625
Office and miscellaneous expense	112	2,283	112	5,455	147,796
Registration and filing fees	5,769	9,237	15,123	17,649	169,521
Rent and administration	-	-	-	-	224,670
Research and development	560	429,607	127,563	2,146,940	12,686,512
Travel	187	31,200	187	54,363	741,342
Website design and maintenance	-	-	-	-	28,417

Loss before other income (expenses)	(127,111)	(795,606)	(542,978)	(2,981,070)	(28,427,171)

Other income (expenses)
Interest and financing fees	(16,558)	(50,064)	(26,783)	(92,484)	(652,804)
Accretion of debt discount	-	(44,613)	-	(82,788)	(2,174,661)
Change in fair value of derivative liability	-	12,500	-	67,500	(463,274)
Debt conversion expense	-	-	-	-	(504,160)
Loss on settlement of accounts payable	-	-	-	-	(778,053)
Loss on extinguishment of debt	-	-	-	-	(4,515,540)
Foreign exchange gain (loss)	37,569	(32,418)	10,144	7,138	1,924

Net loss for the period	$(106,100)	$(910,201)	$(559,617)	$(3,081,704)	$(37,513,739)

Basic and diluted loss per share	$(0.00)	$(0.03)	$(0.02)	$(0.11)

Weighted average number of shares outstanding	30,240,687	27,342,977	30,240,687	27,039,266

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2013 and 2012
and for the period from January 23, 2004 (Date of Inception) to March 31, 2013
(Stated in US Dollars)
(Unaudited)

			January 23, 2004
	Six months ended March 31,		(Date of Inception) to
	2013	2012	March 31, 2013

Cash Flows used in Operating Activities
Net loss for the period	$(559,617)	$(3,081,704)	$(37,513,739)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	576	929	5,631
Accretion of debt discount	-	82,788	2,174,661
Stock-based compensation	-	203,408	4,842,547
Amortization of deferred financing charge	1,215	45,470	163,927
Change in fair value of derivative liability	-	(67,500)	463,274
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	15,895	406,405
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	415,600
Common shares issued for research and development expenses	-	80,200	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	-	-	504,160
Loss on settlement of accounts payable	-	-	778,053
Loss on extinguishment of debt	-	-	4,515,540
Rent contributed	-	-	3,750
Unrealized foreign exchange	(3,590)	-	(3,590)
Changes in non-cash working capital balances related to operations:
VAT recoverable	-	(144)	-
Prepaid expenses	-	9,630	-
Accounts payable and accrued liabilities	300,541	1,508,723	6,073,089
Net cash used in operating activities	(260,875)	(1,202,305)	(16,048,230)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	-	996,250	10,246,833
Proceeds from promissory notes	250,000	250,000	5,649,000
Deferred financing fee	-	-	(108,150)
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	250,000	1,246,250	16,054,348

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)
Net cash used in investing activities	-	-	(5,631)

Increase (decrease) in cash during the period	(10,875)	43,945	487
Cash, beginning of period	11,362	134,702	-
Cash, end of period	$487	$178,647	$487

Supplemental Cash Flow Information - Note 8

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to March 31, 2013
(Stated in US Dollars)
(Unaudited )

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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to March 31, 2013
(Stated in US Dollars)
(Unaudited )

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

SEE ACCOMPANYING NOTES

(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to March 31, 2013
(Stated in US Dollars)
(Unaudited )

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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to March 31, 2013
(Stated in US Dollars)
(Unaudited )

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

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to March 31, 2013
(Stated in US Dollars)
(Unaudited )

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2010 - brought forward	23,516,952	$23,517	$18,912,335	$-	$(21,896,074)	$(2,960,222)
Capital stock issued for cash on November 18, 2010 - at $2.75	393,846	393	1,082,682	-	-	1,083,075
Less: Share Issue costs	-	-	(65,363)	-	-	(65,363)
Capital stock issued for finders' fees on November 18, 2010 - at $2.75	3,636	4	(4)	-	-	-
Shares issued on the conversion of promissory note on November 18, 2010 - at $2.25	853,075	853	1,918,565	-	-	1,919,418
Debt conversion expense	-	-	504,160	-	-	504,160
Shares issued on the conversion of a promissory note on November 18, 2010 - at $4.12	145,063	145	597,515	-	-	597,660
Capital stock issued in settlement of debt on November 18, 2010 - at $4.12	181,818	182	748,908	-	-	749,090
Capital stock issued for cash on November 25, 2010 - at $3.35	29,851	30	99,970	-	-	100,000
Capital stock issued for finders' fees on November 25, 2010 - at $3.35	2,985	3	(3)	-	-	-
Capital stock issued for cash on February 1, 2011 - at $3.75	61,014	61	228,739	-	-	228,800
Capital stock issued for cash on May 3, 2011 - at $3.00	33,334	34	99,966	-	-	100,000
Capital stock issued on exercise of warrants for cash on June 19, 2011 - at $2.25	700,000	700	1,574,300	-	-	1,575,000

Equity units issued in settlement of an account payable on September 28, 2011	650,000	650	1,059,313			1,059,963
Stock-based compensation	-	-	1,273,162	-	-	1,273,162
Net loss for the period	-	-	-	-	(7,307,147)	(7,307,147)

Balance, September 30, 2011	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period from January 23, 2004 (Date of Inception) to March 31, 2013
(Stated in US Dollars)
(Unaudited )

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2011 - brought forward	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)
Capital stock issued for cash on December 6, 2011 - at $1.25	615,600	616	768,884	-	-	769,500
Less: Share Issue costs	-	-	(77,000)	-	-	(77,000)
Capital stock issued for cash on February 9, 2012 - at $1.25	270,000	270	337,230	-	-	337,500
Less: Share Issue costs	-	-	(33,750)	-	-	(33,750)
Equity units issued for services on February 9, 2012 - at $1.99	8,000	8	15,888	-	-	15,896
Equity units issued for settlement of loans payable on May 31, 2012	2,700,513	2,700	5,176,884	-	-	5,179,584
Capital stock issued for services on July 12, 2012 - at $1.00	75,000	75	74,925	-	-	75,000
Stock-based compensation	-	-	302,208	-	-	302,208
Net loss for the period	-	-	-	-	(8,301,705)	(8,301,705)

Balance, September 30, 2012	30,240,687	30,241	34,599,514	-	(37,504,926)	(2,875,171)
Net loss for the period	-	-	-	-	(559,617)	(559,617)

Balance, March 31, 2013	33,294,200	$30,241	$34,599,514	$-	$(38,064,543)	$(3,434,788)

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Stated in US Dollars)
(Unaudited)

Note 1	Business Description, Basis of Presentation and Liquidity

Business Description

We are a pharmaceutical company engaged in the development of drug candidates. Our lead compound ANAVEX 2-73, developed to treat Alzheimer’s disease through disease modification, is in human clinical trials. In pre-clinical studies conducted in France and other EU institutes, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties. Based on these preclinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73 initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services (ABX-CRO). The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. The Company plans to initiate a multiple ascending dose study of ANAVEX 2-73 in the near future, provided sufficient capital is available. Additionally we intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

These unaudited interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on September 30, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Basis of Presentation and Liquidity

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-Q.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2013, the Company had an accumulated deficit of $38,064,543 (September 30,2012 - $37,504,926), had a working capital deficit of $3,434,788 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company’s cash requirement over the next twelve months to be approximately $5,000,000. In addition to funding its general and corporate expenses and its research and development activities, the Company is obligated to address its current liabilities totalling $3,435,275. While the Company is expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 2
(Unaudited)

Note 2	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows.

Note 3	Equipment

	March 31, 2013
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,631	$-

	September 30, 2012
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,055	$576

Note 4	Promissory Notes Payable

	March 31,	September 30,
	2013	2012
Promissory note dated June 6, 2012 bearing interest at 8% per annum, due on June 30, 2013	$49,000	$49,000
Promissory note dated June 26, 2012 bearing interest at 8% per annum, due on June 30, 2013	250,000	250,000
Promissory note dated October 17, 2012 bearing interest at 8% per annum, due on June 30, 2013	150,000	-
Promissory note dated November 14, 2012 bearing interest at 8% per annum, due on June 30, 2013	50,000	-
Promissory note dated December 31, 2012 bearing interest at 12% per annum, due on demand	100,000	-
Promissory note dated January 9, 2013 with a principal balance of CDN$86,677, bearing interest at 12% per annum, secured by all the present and future assets of the Company and is due on June 30, 2013	85,143	-
Promissory note dated January 9, 2013 with a principal balance of
CDN$27,639, bearing interest at 12% per annum, secured by all the present and future assets of the Company and due on June 30, 2013	27,149	-
Promissory note dated February 8, 2013 bearing interest at 10% per annum, due on June 8, 2013	50,000	-
	761,292	299,000
Less: current portion	(761,292)	(299,000)
	$-	$-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 3
(Unaudited)

Note 4	Promissory Notes Payable – (cont’d)

On June 6, 2012, the Company issued a promissory note having a principal balance of $49,000 with terms that include interest at 8% per annum and maturing on December 3, 2012. During the period ended March 31, 2013, the Company and the lender agreed to extend the maturity date of this note to June 30, 2013. In connection with the issuance of this note, the Company paid a finder’s fee totaling $4,900 which was deferred and amortized to income using the effective interest method over the terms of the note. As at March 31, 2013, there remained an unamortized balance of $Nil (September 30, 2012: $1,215) in respect of this deferred financing charge.

On June 26, 2012, the Company issued a promissory note having a principal balance of $250,000 with terms that include interest at 8% per annum and maturing on March 31, 2013. During the period ended March 31, 2013, the Company and the lender agreed to extend the maturity date of this note to June 30, 2013.

On October 17, 2012, the Company issued a promissory note having a principal balance of $150,000 with terms that include interest at 8% per annum and maturing on March 31, 2013. During the period ended March 31, 2013, the Company and the lender agreed to extend the maturity date of this note to June 30, 2013.

On November 14, 2012, the Company issued a promissory note having a principal balance of $50,000 with terms that include interest at 8% per annum and maturing on March 31, 2013. During the period ended March 31, 2013, the Company and the lender agreed to extend the maturity date of this note to June 30, 2013.

On December 31, 2012, the Company issued a promissory note having a principal balance of $100,000 in exchange for an accounts payable owing in respect of unpaid consulting fees. This note is accruing interest at 12% per annum and matured on March 31, 2013. This note was not repaid on March 31, 2013 and is currently due on demand.

On January 9, 2013, the Company issued two promissory notes (the “Secured Notes”);

a)

issued a promissory note in the amount of $85,143 (CDN$86,677) to the President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and is due June 30, 2013.

b)

issued a promissory note in the amount of $27,149 (CDN$27,639) to a director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and is due June 30, 2013.

The Secured Notes are secured by a charge over the assets of the Company, including a restriction on the transfer of cash by the Company and a charge over the intellectual property of the Company. The security interests of the Secured Notes is ranked senior to any and all security interests granted prior to the issuance of the notes and to all subsequent security interests granted, unless the holders agree in writing to other terms.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 4
(Unaudited)

Note 4	Promissory Notes Payable – (cont’d)

In addition, if the promissory notes are not repaid within 10 days of their maturity dates, they shall bear late fees in addition to interest accruing, at a rate of $100 per day per note. In an event of default by the Company under the terms of the promissory notes, the notes shall bear additional late fees of $500 per day per note.

Subsequent to the issuance of these promissory notes, the President resigned as President, Secretary, Treasurer, CFO and director of the Company and the Director resigned as director of the Company.

The Company has disputed the issuance of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy.

On February 8, 2013, the Company issued a promissory note having a principal balance of $50,000 with terms that include interest at 10% per annum and maturing on June 8, 2013.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
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

On February 20, 2009, the Company issued 25,000 common shares at $2.50 per share for a total of $62,500 to a director of the Company pursuant to an agreement to provide consulting services. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issuance date.On March 6, 2009, the Company issued 89,148 units at $2.25 per unit for proceeds of $200,583 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until March 6, 2010.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 8
(Unaudited)

Note 5	Capital Stock – (cont’d)

On November 25, 2010, the Company issued 2,985 units at $3.35 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $4.50 per share until November 25, 2012.On February 1, 2011, the Company issued 61,014 units at $3.75 per unit for proceeds of $228,800 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase an additional common share at $5.25 per share until August 1, 2012.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 9
(Unaudited)

Note 5	Capital Stock – (cont’d)

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

Note 6	Related Party Transactions

The following amounts have been donated to the Company by the directors:

					January 23, 2004
	Three months ended March 31,		Six months ended March 31,		(Date of Inception)
	2013	2012	2013	2012	to March 31, 2013

Management fees	$-	$-	$-	$-	$14,625
Rent	-	-	-	-	3,750
Debt forgiven by directors	-	-	-	-	33,666
	$-	$-	$-	$-	$52,041

During the three and six months ended March 31, 2013, the Company was charged consulting fees totaling $10,654 and $81,072, respectively (2012: $70,396 and $149,670, respectively) by directors and officers of the Company (2012: by directors, officers and a significant shareholder of the Company).

As at March 31, 2013, included in accounts payable and accrued liabilities is $32,892 (September 30, 2012: $127,452) owing to directors and officers of the Company , a former director and officer of the Company, and to a company controlled by a director and officer of the Company.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 10
(Unaudited)

Note 7	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance, September 30, 2011	2,655,479	$ 3.16
Expired	(1,552,651)	$ 3.16
Issued	3,147,313	$ 0.93
Balance, September 30, 2012	4,250,141	$ 1.16
Expired	(1,516,294)	$ 2.52
Balance, March 31, 2013	2,733,847	$ 0.79

At March 31, 2013, the Company has 2,733,847 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
33,334	$ 4.00	April 20, 2013
2,700,513	$ 0.75	November 30, 2013
2,733,847

Subsequent to March 31, 2013, 33,334 warrants exercisable at $4.00 expired unexercised.

b)	Stock–based Compensation Plan

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 11
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the six months ended March 31, 2013 is presented below:

		Weighted	Weighted
	Number of	Average	Average Grant
	Shares	Exercise Price	Date fair value
Outstanding at September 30, 2011	2,375,000	$3.18
Forfeited	(1,100,000)	$2.82
Granted	500,000	$1.50	$0.72
Outstanding at September 30, 2012	1,775,000	$2.94
Expired	(150,000)	$3.82
Forfeited	(150,000)	$2.90
Outstanding at March 31, 2013	1,475,000	$2.77
Exercisable at March 31, 2013	705,000	$2.86
Exercisable at September 30, 2012	905,000	$2.81

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 12
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At March 31, 2013, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)

150,000	(1)	150,000	$3.10	June 30, 2014	-	1.25

400,000	(2)	400,000	$2.50	September 15, 2013	-	0.46

500,000	(3)	-	$2.50	October 19, 2013	-	0.54

5,000	(4)	5,000	$2.50	March 2, 2014	-	0.92

50,000	(5)	50,000	$3.50	June 30, 2014	-	1.25

100,000	(6)	100,000	$3.67	March 30, 2016	-	3.00

270,000	(7)	-	$3.00	February 8, 2017	-	3.86

1,475,000		705,000			-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2013.

(1)

As at March 31, 2013 and September 30, 2012, these options had fully vested. During the year ended September 30, 2012, the expiry of these options was extended from June 3, 2013 to June 30, 2014. The fair value of this modification was determined to be $18,600 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: risk- free interest rate: 0.31%, expected life: 2.0 years, annualized volatility: 84.74%, dividend rate: 0%. The Company did not recognize any stock-based compensation for these options during the six months ended March 31, 2013 (2012: $nil).

(2)

As at March 31, 2013 and September 30, 2012, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the six months ended March 31, 2013 (2012: $ nil).

(3)

As at March 31, 2013 and September 30, 2012, none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(4)

As at March 31, 2013 and September 30, 2012, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the six months ended March 31, 2013 (2011: $nil).

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 13
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(5)

As at March 31, 2013 and September 30, 2012, these options had fully vested. The Company did not recognize any stock-based compensation during the six months ended March 31, 2013 (2012: $nil). During the year ended September 30, 2012, the expiry of these options was shortened from June 29, 2015 to June 30, 2014. The Company did not recognize any stock based compensation expense in connection with this modification because the fair value of the modified options was less than the fair value of the options under the old terms.

(6)

As at March 31, 2013 and September 30, 2012, these options had fully vested. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the six months ended March 31, 2013 (2012: $6,500).

(7)

As at March 31, 2013 and September 30, 2012, these options have not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

During the six months ended March 31, 2013, 150,000 options were forfeited for which the Company had recognized stock-based compensation of $Nil (2012: $163,415) during the six months ended March 31, 2013.

During the year ended September 30, 2012, 500,000 options were forfeited for which the Company had recognized stock-based compensation of $33,493 during the six months ended March 31, 2012.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	Six months ended March 31,
	2013	2012
Risk-free interest rate	-	0.83% - 2.19%
Expected life of options	-	4.25 - 5.0 years
Annualized volatility	-	57.87% - 95.25%
Dividend rate	-	0.00%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 14
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At March 31, 2013, the following summarizes the unvested stock options:

			Weighted
			Average
	Number of	Weighted Average	Grant-Date
	Shares	Exercise Price	Fair Value
Unvested options at September 30, 2011	1,445,000	$3.33	$2.17
Granted	500,000	$1.50	$0.72
Forfeited	(900,000)	$2.74	$1.60
Vested	(175,000)	$3.71	$2.70
Unvested options at September 30, 2012	870,000	$2.81	$1.82
Expired	(100,000)	$3.86	$2.49
Unvested options at March 31, 2013	770,000	$2.68	$1.74

As at March 31, 2013, there was no unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in current fiscal year. There has been no stock-based compensation recognized in the financial statements for the six months ended March 31, 2013 (2012: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for services during the three and six months ended March 31, 2013 and 2012 are classified in the Company’s Statement of Operations as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Consulting fees	$-	$80,144	$-	$203,408
Research and development	-	80,200	-	80,200
	$-	$160,344	$-	$283,608

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013
(Stated in US Dollars) – Page 15
(Unaudited)

Note 8	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the six months ended March 31, 2013, the Company issued three promissory notes in the principal amounts of $100,000, $85,143 (CDN$86,677) and $27,149 (CDN$27,639) in exchange for accounts payable owing to three vendors in respect of unpaid consulting fees.

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

These transactions have been excluded from the statement of cash flows.

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

The Company plans to initiate a multiple ascending dose study of ANAVEX 2-73 in the near future, provided sufficient capital is available. Additionally we intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

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

  Alzheimer’s disease – In 2012, 5 million Americans suffered from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 6.7 million Americans will be afflicted by the disease. Medications on the market today treat only the symptoms of AD and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for a disease modifying cure for Alzheimer’s disease.

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

Expenses

Our expenses for the three and six months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Accounting and audit fees	$15,908	$23,784	$82,908	94,528
Amortization	111	465	576	929
Bank charges and interest	709	947	1199	3,270
Consulting	74,401	242,302	209,812	549,514
Insurance	-	-	-	9,630
Investor relations	15,000	7,638	33,600	22,638
Legal fees	14,354	48,143	71,898	76,154
Office and miscellaneous	112	2,283	112	5,455
Registration and filing fees	5,769	9,237	15,123	17,649
Research and development	560	429,607	127,563	2,146,940
Travel	187	31,200	187	54,363
Total expenses	$127,111	$795,606	542,978	2,981,070

Three Months Ended March 31, 2013 and 2012

Expenses for the three months ended March 31, 2013 decreased by $ 668,495 over the same period in 2012.

Consulting fees decreased by $167,901 from $242,302 for the three months ended March 31, 2012 to $74,401 for the same period in 2013 primarily as a result of decreased management infrastructure and a decrease in stock based compensation as a result of stock options granted in the comparative period.

Legal fees decreased by $33,789 from $48,143 for the three months ended March 31, 2012 to $14,354 for the same period in 2013 primarily as a result of the investigation of intellectual property matters in the comparative period.

Research and Development charges decreased by $429,047 from $429,607 for the three months ended March 31, 2012 to $560 for the same period in 2013 due to the Company’s suspension of clinical trials pending additional financing requirements.

Travel expenses decreased by $31,013 from $31,200 for the three months ended March 31, 2012 to $187 for the same period in 2013 as a result of the suspension of corporate travel due to cost saving initiatives.

Income and loss

Other income and (loss) for the three month period ended March 31, 2013, amounted to $21,011 as compared to $(114,595) for the comparable three month period ended March 31, 2012. The increase is primarily attributable to:

a)

a decrease in interest and financing costs of $33,506 and a decrease in accretion expense of $44,613 as a result of decreased debt levels during the current period as a result of the extinguishment of promissory notes in the third quarter of fiscal 2012;

b)

a decrease in the change in fair value of derivative liabilities of $12,500 recognized in the three month period ended March 31, 2012 with no corresponding amount recognized in the same period in 2013 as a result of the expiry of the derivative liabilities; and

c)

a foreign exchange gain of $37,569 during the three months ended March 31, 2013 compared to a loss of $32,418 during the same period in 2012 as a result of favorable fluctuations in foreign exchange rates which impact the high value of accounts payable denominated in foreign currencies.

Six Months Ended March 31, 2013 and 2012

Expenses for the six months ended March 31, 2013 decreased by $2,438,092 over the same period in 2012.

Consulting fees decreased by $339,702 from $549,514 for the six months ended March 31, 2012 to $209,812 for the same period in 2013 primarily as a result of decreased management infrastructure and a decrease in stock based compensation as a result of stock options granted in the comparative period.

Research and Development charges decreased by $2,019,377 from $2,146,940 for the six months ended March 31, 2012 to $127,563 for the same period in 2013 due to the Company’s suspension of clinical trials pending additional financing requirements.

Travel expenses decreased by $54,176 from $54,363 for the six months ended March 31, 2012 to $187 for the same period in 2013 as a result of the suspension of corporate travel due to cost saving initiatives.

Income and loss

Other income and (loss) for the six month period ended March 31, 2013, amounted to $(16,639) as compared to $(100,634) for the comparable six month period ended March 31, 2012. The increase is primarily attributable to:

a)

a decrease in interest and financing costs of $65,701 and a decrease in accretion expense of $82,788 as a result of decreased debt levels during the current period as a result of the extinguishment of promissory notes in the third quarter of fiscal 2012;

b)

a decrease in the change in fair value of derivative liabilities of $67,500 recognized in the six month period ended March 31, 2012 with no corresponding amount recognized in the same period in 2013 as a result of the expiry of the derivative liabilities; and

Change in fair value of derivative liability

We recognized a change in fair value of derivative liability totaling $Nil on derivative financial instruments for the three and six month periods ended March 31, 2013, as compared to $12,500 for the three months and $67,500 for the six month periods in the comparable period. These gains arose as a result of the requirement of generally accepted accounting principles in the United States to re-measure derivatives to their respective fair values each reporting period. The derivative liabilities giving rise to these gains expired during the year ended September 30, 2012.

Liquidity and Capital Resources

Working Capital

	March 31, 2013	September 30, 2011
Current Assets	487	12,577
Current Liabilities	3,435,275	2,888,324
Working Capital (Deficit)	$(3,434,788)	(2,875,747)

As of March 31, 2013, we had $487 in cash, a decrease of $10,875 from September 30, 2012. The principal reason for this decrease is due to cash used in operations.

In addition to meeting our current obligations totalling $3,435,275, we anticipate that we will require up to $5,000,000 for the 12 month period ending March 31, 2014 to implement our plan of operation of researching and developing our compounds, the related patents and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to complete the next clinical trial for ANAVEX 2-73, and to perform work necessary to prepare for further clinical development. If we are not able to secure additional financing, we will not be able to implement and fund this work.

Cash Flows

	Six Month Period Ended December 31,
	2012	2011
Cash flows used in operating activities	$(260,875)	$(1,202,305)
Cash flows from financing activities	250,000	1,246,250
Cash flows from investing activities	Nil	Nil
Increase (decrease) in cash	$(10,875)	$43,945

Cash flow used in operating activities

Our cash used in operating activities for the six month period ended March 31, 2013 was $260,875 compared to $1,202,305 used in operating activities for the comparative three month period ended March 31, 2012. The decrease in cash used in operating activities was primarily as a result of the decreased research and development spending in the current period.

Cash flow provided by financing activities

Our cash provided by financing activities for the six month period ended March 31, 2013 was $250,000 compared to $1,246,250 due to cash received from the issuance of common shares in 2012.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the six month period ended March 31, 2013 or 2012.

Going Concern

At March 31, 2013, we had an accumulated deficit of $38,064,543 since our inception and incurred a net loss of $559,617 for the six month period ended March 31, 2013. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2012.

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

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, , politics, global economics, , general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options.

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

At March 31, 2013, there are no convertible promissory notes outstanding.

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

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our annual report on Form 10-K filed on March 31, 2013.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, our principal executive office and principal financial officer resigned from these roles. As a result, the Company currently does not have a principal executive financial officer and the number of directors on the board of directors is currently one. This change had a material impact on the Company’s internal controls over financial reporting

PART II – OTHER INFORMATION

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

Since inception on January 23, 2004, we have incurred aggregate net losses of $37,513,739 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

As of March 31, 2013, we had total liabilities of $3,435,275 and accumulated deficit of $38,064,543. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

10.43	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.44	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.45	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.46	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.47	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.48	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.49	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.50	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.53	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.54	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.55	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.56	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.57	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.58	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.59	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.61	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.62	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.63	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.64	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)

Exhibit Number	Description
10.65	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.66	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.67	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.68	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.69	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.70	Amended Stock Option Agreement dated September 16, 2011 with Cameron Durrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 21, 2011)
10.71	Consulting Agreement dated effective October 10, 2011, with George Tidmarsh (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 14, 2011)
10.72	Form of subscription agreement for services (US purchaser) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.73	Form of subscription agreement for units (Offshore purchasers) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.74	Unsecured Promissory Note dated April 20, 2012 issued to Georgia Georgopoulou (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2012)
10.75	Form of subscription agreements for convertible debenture and promissory notes (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 7, 2012)
10.76	Promissory Note dated October 17, 2012 issued to Akira International Limited
10.77	Promissory Note dated November 14, 2012 issued to Akira International Limited
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Athanasios Skarpelos
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Athanasios Skarpelos
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/ Athanasios Skarpelos
Athanasios Skarpelos
Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: May 17, 2013