Form 10-Q
period 2013-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2013-08-14
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

Commission File Number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

51 W 52nd Street, 7th floor, New York, NY 10019-6163
(Address of principal executive offices) (Zip Code)

1-800-689-3939
(Registrant’s telephone number, including area code)

1600 - 609 Granville Street, Vancouver BC Canada V7Y 1C3
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
[ ] Yes [X] No

ii

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,237,587 shares of common stock outstanding as of August 12, 2013.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2013 and September 30, 2012
(Stated in US Dollars)
(Unaudited)

ASSETS	June 30,	September 30,
	2013	2012

Current
Cash	$1,645	$11,362
Deferred financing charge - Notes 4 and 5	1,835	1,215
	3,480	12,577
Equipment - Note 3	-	576
	$3,480	$13,153

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 6	$2,799,244	$2,589,324
Promissory notes payable - Note 4	757,600	299,000
	3,556,844	2,888,324

CAPITAL DEFICIT

Capital stock - Note 5
Authorized: 150,000,000 common shares, par value $0.001 per share
Issued and outstanding: 30,240,687 common shares (September 30, 2012 - 30,240,687)	30,241	30,241
Additional paid-in capital	34,599,514	34,599,514
Share subscriptions received	33,348	-
Deficit accumulated during the development stage	(38,216,467)	(37,504,926)
	(3,553,364)	(2,875,171)
	$3,480	$13,153

Basis of Presentation and Liquidity - Note 1

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2013 and 2012
and for the period from January 23, 2004 (Date of Inception) to June 30, 2013
(Stated in US Dollars)
(Unaudited)

					January 23, 2004
	Three months ended June 30,		Nine months ended June 30,		(Date of Inception) to
	2013	2012	2013	2012	June 30, 2013
Expenses
Accounting and audit fees	$22,368	$24,436	$105,276	$118,964	$767,390
Amortization and depreciation	-	465	576	1,394	5,631
Bank charges and interest	709	1,568	1,908	4,838	44,215
Consulting fees - Note 6 and 7	29,086	230,313	238,898	779,827	11,982,989
Insurance	-	-	-	9,630	58,996
Investor relations	(2,121)	15,000	31,479	37,638	863,186
Legal fees	27,876	21,629	99,774	97,783	769,799
Management fees - Note 6	-	-	-	-	14,625
Office and miscellaneous expense (recovery)	295	2,965	407	8,420	148,091
Registration and filing fees	3,375	3,110	18,498	20,759	172,896
Rent and administration	-	-	-	-	224,670
Research and development - Note 7	39,021	393,963	166,584	2,540,903	12,725,533
Travel	5,373	4,464	5,560	58,827	746,715
Website design and maintenance	-	-	-	-	28,417

Loss before other income (expenses)	(125,982)	(697,913)	(668,960)	(3,678,983)	(28,553,153)

Other income (expenses)
Interest and financing fees	(14,855)	(37,988)	(41,638)	(130,472)	(667,659)
Accretion of debt discount	-	(15,293)	-	(98,081)	(2,174,661)
Change in fair value of derivative liability	-	-	-	67,500	(463,274)
Debt conversion expense	-	-	-	-	(504,160)
Loss on settlement of accounts payable	-	-	-	-	(778,053)
Loss on extinguishment of debt	-	(3,829,328)	-	(3,829,328)	(4,515,540)
Foreign exchange gain (loss)	(11,087)	37,904	(943)	45,042	(9,163)

Net loss for the period	$(151,924)	$(4,542,618)	$(711,541)	$(7,624,322)	$(37,665,663)

Basic and diluted loss per share	$(0.01)	$(0.16)	$(0.02)	$(0.28)

Weighted average number of shares outstanding	30,240,687	28,355,453	30,240,687	27,476,394

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2013 and 2012
and for the period from January 23, 2004 (Date of Inception) to June 30, 2013
(Stated in US Dollars)
(Unaudited)

			January 23, 2004
	Nine months ended June 30,		(Date of Inception) to
	2013	2012	June 30, 2013

Cash Flows used in Operating Activities
Net loss for the period	$(711,541)	$(7,624,322)	$(37,665,663)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	576	1,394	5,631
Accretion of debt discount	-	98,081	2,174,661
Stock-based compensation	-	302,208	4,842,547
Amortization of deferred financing charge	1,215	60,714	163,927
Change in fair value of derivative liability	-	(67,500)	463,274
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	15,896	406,405
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	75,000	415,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	-	-	504,160
Loss on settlement of accounts payable	-	-	778,053
Loss on extinguishment of debt	-	3,829,328	4,515,540
Rent contributed	-	-	3,750
Unrealized foreign exchange	(7,282)	-	(7,282)
Changes in non-cash working capital balances related to operations:
VAT recoverable	-	809	-
Prepaid expenses	-	9,630	-
Accounts payable and accrued liabilities	423,967	1,857,755	6,196,515
Net cash used in operating activities	(293,065)	(1,441,007)	(16,080,420)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	-	996,250	10,246,833
Share subscriptions received	33,348	-	33,348
Proceeds from promissory notes	250,000	331,500	5,649,000
Deferred financing fee	-	(3,250)	(108,150)
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	283,348	1,324,500	16,087,696

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)
Net cash used in investing activities	-	-	(5,631)

Increase (decrease) in cash during the period	(9,717)	(116,507)	1,645
Cash, beginning of period	11,362	134,702	-
Cash, end of period	$1,645	$18,195	$1,645

Supplemental Cash Flow Information - Note 8

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
For the period from January 23, 2004 (Date of Inception) to June 30, 2013
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
For the period from January 23, 2004 (Date of Inception) to June 30, 2013
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
For the period from January 23, 2004 (Date of Inception) to June 30, 2013
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
For the period from January 23, 2004 (Date of Inception) to June 30, 2013
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
For the period from January 23, 2004 (Date of Inception) to June 30, 2013
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

SEE ACCOMPANYING  NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
For the period from January 23, 2004 (Date of Inception) to June 30, 2013
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2011 - brought forward	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)
Capital stock issued for cash on December 6, 2011 - at $1.25	615,600	616	768,884	-	-	769,500
Less: Share Issue costs	-	-	(77,000)	-	-	(77,000)
Capital stock issued for cash on February 9, 2012 - at $1.25	270,000	270	337,230	-	-	337,500
Less: Share Issue costs	-	-	(33,750)	-	-	(33,750)
Equity units issued for services on February 9, 2012 - at $1.99	8,000	8	15,888	-	-	15,896
Equity units issued for settlement of loans payable on May 31, 2012	2,700,513	2,700	5,176,884	-	-	5,179,584
Capital stock issued for services on July 12, 2012 - at $1.00	75,000	75	74,925	-	-	75,000
Stock-based compensation	-	-	302,208	-	-	302,208
Net loss for the period	-	-	-	-	(8,301,705)	(8,301,705)

Balance, September 30, 2012	30,240,687	30,241	34,599,514	-	(37,504,926)	(2,875,171)
Common stock subscribed for cash - at $0.40	-	-	-	33,348	-	33,348
Net loss for the period	-	-	-	-	(711,541)	(711,541)

Balance, June 30, 2013	30,240,687	$30,241	$34,599,514	$33,348	$(38,216,467)	$(3,553,364)

SEE ACCOMPANYING  NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Stated in US Dollars)
(Unaudited)

Note 1	Business Description, Basis of Presentation and Liquidity

Business

The Company is engaged in the development of drug candidates. The Company’s lead compound, ANAVEX 2-73, developed to treat Alzheimer’s disease through disease modification, is in human clinical trials. In pre-clinical studies conducted in France and other EU institutes, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties. Based on these preclinical studies, the Company sponsored a Phase 1 single ascending dose study of ANAVEX 2-73 initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services (ABX-CRO). The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. The Company plans to initiate a multiple ascending dose study of ANAVEX 2-73 in the near future, provided sufficient capital is available. Additionally the Company intends to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

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
June 30, 2013
(Stated in US Dollars) – Page 2
(Unaudited)

Note 1	Business Description, Basis of Presentation and Liquidity – (cont’d)

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2013, the Company had an accumulated deficit of $38,216,467 (September 30,2012 - $37,504,926), had a working capital deficit of $3,553,364 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management expects the Company’s cash requirement over the next twelve months to be approximately $5,000,000. In addition to funding its general and corporate expenses and its research and development activities, the Company is obligated to address its current liabilities totaling $3, 556,844. While the Company is expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations. See Note 9 Subsequent Events.

Note 2	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows.

Note 3	Equipment

	June 30, 2013
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,631	$-

	September 30, 2012
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,055	$576

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
(Stated in US Dollars) – Page 3
(Unaudited)

Note 4	Promissory Notes Payable

	June 30,	September 30,
	2013	2012
Promissory note dated June 6, 2012 bearing interest at 8% per annum, due on demand	$49,000	$49,000
Promissory note dated June 26, 2012 bearing interest at 8% per annum, due on demand	250,000	250,000
Promissory note dated October 17, 2012 bearing interest at 8% per annum, due on demand	150,000	-
Promissory note dated November 14, 2012 bearing interest at 8% per annum, due on demand	50,000	-
Promissory note dated December 31, 2012 bearing interest at 12% per annum, due on September 30, 2013	100,000	-
Promissory note dated January 9, 2013 with a principal balance of CDN$86,677, bearing interest at 12% per annum, secured by all the present and future assets of the Company and is due on demand	82,344	-
Promissory note dated January 9, 2013 with a principal balance of CDN$27,639, bearing interest at 12% per annum, secured by all the present and future assets of the Company and due on demand	26,256	-
Promissory note dated February 8, 2013 bearing interest at 10% per annum, due on demand	50,000	-
	757,600	299,000
Less: current portion	(757,600)	(299,000)
	$-	$-

On June 6, 2012, the Company issued a promissory note having a principal balance of $49,000 with terms that include interest at 8% per annum and maturing on December 3, 2012. This note matured during the nine months ended June 30, 2013 and subsequent to June 30, 2013, this note, along with accrued interest of $3,200, was settled in exchange for 130,501 units of the Company. Each unit consisted of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $0.75 per share for a period of five years from the date of issuance. In connection with the issuance of this note, the Company paid a finder’s fee totaling $4,900 which was deferred and amortized to income using the effective interest method over the terms of the note. As at June 30, 2013, there remained an unamortized balance of $Nil (September 30, 2012: $1,215) in respect of this deferred financing charge.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
(Stated in US Dollars) – Page 4
(Unaudited)

Note 4	Promissory Notes Payable – (cont’d)

On June 26, 2012, the Company issued a promissory note having a principal balance of $250,000 with terms that include interest at 8% per annum and maturing on March 31, 2013. During the nine months ended June 30, 2013, the expiry date was extended to June 30, 2013 and subsequent to June 30, 2013, this note, along with accrued interest of $15,233, was settled in exchange for 663,082 units of the Company. Each unit consisted of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $0.75 per share for a period of five years from the date of issuance.

On October 17, 2012, the Company issued a promissory note having a principal balance of $150,000 with terms that include interest at 8% per annum and maturing on March 31, 2013. During the nine months ended June 30, 2013, the expiry date was extended to June 30, 2013 and subsequent to June 30, 2013, this note, along with accrued interest of $5,425 was settled in exchange for 388,562 units of the Company. Each unit consisted of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $0.75 per share for a period of five years from the date of issuance.

On November 14, 2012, the Company issued a promissory note having a principal balance of $50,000 with terms that include interest at 8% per annum and maturing on March 31, 2013. During the nine months ended June 30, 2013, the expiry date was extended to June 30, 2013 and subsequent to June 30, 2013, this note, along with accrued interest of $1,501 was settled in exchange for 128,753 units of the Company. Each unit consisted of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $0.75 per share for a period of five years from the date of issuance.

On December 31, 2012, the Company issued a promissory note having a principal balance of $100,000 in exchange for an accounts payable owing in respect of unpaid consulting fees. This note is accruing interest at 12% per annum and matured on June 30, 2013. This note was not repaid on June 30, 2013 and the maturity date was extended to September 30, 2013.

On January 9, 2013, the Company issued two promissory notes (the “Secured Notes”);

a)

issued a promissory note in the amount of $82,344 (CDN$86,677) to the President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)

issued a promissory note in the amount of $26,256 (CDN$27,639) to a director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
(Stated in US Dollars) – Page 5
(Unaudited)

Note 4	Promissory Notes Payable – (cont’d)

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

The Company did not repay the notes on June 30, 2013. The Company has disputed the issuance of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy.

On February 8, 2013, the Company issued a promissory note having a principal balance of $50,000 with terms that include interest at 10% per annum and maturing on June 8, 2013. This note was not repaid on June 8, 2013 and subsequent to June 30, 2013, this note, along with accrued interest of $699 was settled in exchange for 126,747 units of the Company. Each unit consisted of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $0.75 per share for a period of five years from the date of issuance.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
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
June 30, 2013
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
June 30, 2013
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
June 30, 2013
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
June 30, 2013
(Stated in US Dollars) – Page 10
(Unaudited)

Note 5	Capital Stock – (cont’d)

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
June 30, 2013
(Stated in US Dollars) – Page 11
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

Note 6	Related Party Transactions

The following amounts have been donated to the Company by the directors:

					January 23, 2004
	Three months ended June 30,		Nine months ended June 30,		(Date of Inception)
	2013	2012	2013	2012	to June 30, 2013

Management fees	$-	$-	$-	$-	$14,625
Rent	-	-	-	-	3,750
Debt forgiven by directors	-	-	-	-	33,666
	$-	$-	$-	$-	$52,041

During the three and nine months ended June 30, 2013, the Company was charged consulting fees totaling $Nil and $81,072, respectively (2012: $67,500 and $217,170, respectively) by directors and officers of the Company (2012: by directors, officers and a significant shareholder of the Company).

As at June 30, 2013, included in accounts payable and accrued liabilities is $33,129 (September 30, 2012: $127,452) owing to directors and officers of the Company , a former director and officer of the Company, and to a company controlled by a director and officer of the Company.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
(Stated in US Dollars) – Page 12
(Unaudited)

Note 7	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance, September 30, 2011	2,655,479	$3.16
Expired	(1,552,651)	$3.16
Issued	3,147,313	$3.07
Balance, September 30, 2012	4,250,141	$1.16
Expired	(1,549,628)	$2.56
Balance, June 30, 2013	2,700,513	$0.75

At June 30, 2013, the Company has 2,700,513 share purchase warrants outstanding exercisable at $0.75 per share until November 30, 2013.

During the nine months ended June 30, 2012, the exercise price and expiry of 200,000 warrants exercisable at $3.50 and expiring January 5, 2012 were modified with the fair value of this modification was determined to be $80,200 and was determined using the Black- Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.11%, expected life: 1.0 year, annualized volatility: 79.46%, dividend rate: 0%.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
(Stated in US Dollars) – Page 13
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the nine months ended June 30, 2013 is presented below:

		Weighted
	Number of	Average	Weighted Average
	Shares	Exercise Price	Grant Date fair value
Outstanding at September 30, 2011	2,375,000	$3.18
Forfeited	(1,100,000)	$2.82
Granted	500,000	$1.50	$0.72
Outstanding at September 30, 2012	1,775,000	$2.94
Expired	(150,000)	$3.86
Forfeited	(150,000)	$2.90
Outstanding at June 30, 2013	1,475,000	$2.77
Exercisable at June 30, 2013	705,000	$2.86
Exercisable at September 30, 2012	905,000	$2.81

At June 30, 2013, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
150,000	(1)	150,000	$3.10	June 30, 2014	-	1.00
400,000	(2)	400,000	$2.50	September 15, 2013	-	0.21
500,000	(3)	-	$2.50	October 19, 2013	-	0.30
5,000	(4)	5,000	$2.50	March 2, 2014	-	0.67
50,000	(5)	50,000	$3.50	June 30, 2014	-	1.00
100,000	(6)	100,000	$3.67	March 30, 2016	-	2.75
270,000	(7)	-	$3.00	February 8, 2017	-	3.61
1,475,000		705,000			-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2013.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
(Stated in US Dollars) – Page 14
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(1)

As at June 30, 2013 and September 30, 2012, these options had fully vested. During the year ended September 30, 2012, the expiry of these options was extended from June 3, 2013 to June 30, 2014. The fair value of this modification was determined to be $18,600 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.31%, expected life: 2.0 years, annualized volatility: 84.74%, dividend rate: 0%. The Company did not recognize any stock-based compensation for these options during the nine months ended June 30, 2013 (2012: $18,600).

(2)

As at June 30, 2013 and September 30, 2012, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the nine months ended June 30, 2013 (2012: $ nil).

(3)

As at June 30, 2013 and September 30, 2012, none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(4)

As at June 30, 2013 and September 30, 2012, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the nine months ended June 30, 2013 (2011: $nil).

(5)

As at June 30, 2013 and September 30, 2012, these options had fully vested. The Company did not recognize any stock-based compensation during the nine months ended June 30, 2013 (2012: $nil). During the year ended September 30, 2012, the expiry of these options was shortened from June 29, 2015 to June 30, 2014. The Company did not recognize any stock based compensation expense in connection with this modification because the fair value of the modified options was less than the fair value of the options under the old terms.

(6)

As at June 30, 2013 and September 30, 2012, these options had fully vested. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the nine months ended June 30, 2013 (2012: $6,500).

(7)

As at June 30, 2013 and September 30, 2012, these options have not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock- based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

During the nine months ended June 30, 2013, 150,000 options were forfeited for which the Company had recognized stock-based compensation of $Nil (2012: $163,415) during the nine months ended June 30, 2013.

During the year ended September 30, 2012, 500,000 options were forfeited for which the Company had recognized stock-based compensation of $33,493 during the nine months ended June 30, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
(Stated in US Dollars) – Page 15
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	Nine months ended June 30, 2013
	2013	2012
Risk-free interest rate	-	0.83% - 2.19%
Expected life of options	-	4.25 - 5.0 years
Annualized volatility	-	57.87% - 95.25%
Dividend rate	-	0.00%

At June 30, 2013, the following summarizes the unvested stock options:

			Weighted
			Average
	Number of	Weighted Average	Grant-Date
	Shares	Exercise Price	Fair Value
Unvested options at September 30, 2011	1,445,000	$3.33	$2.17
Granted	500,000	$1.50	$0.72
Forfeited	(900,000)	$2.74	$1.60
Vested	(175,000)	$3.71	$2.70
Unvested options at September 30, 2012	870,000	$2.81	$1.82
Expired	(100,000)	$3.86	$2.49
Unvested options at June 30, 2013	770,000	$2.68	$1.74

As at June 30, 2013, there was no unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in current fiscal year. There has been no stock-based compensation recognized in the financial statements for the nine months ended June 30, 2013 (2012: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones is not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
(Stated in US Dollars) – Page 16
(Unaudited)

Note 7	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

Stock-based compensation amounts, including those relating to shares issued for services during the three and nine months ended June 30, 2013 and 2012 are classified in the Company’s Statement of Operations as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Consulting fees	$-	$93,600	$-	$312,903
Research and development		-		80,200
	$-	$93,600	$-	$393,103

c)	Share Subscriptions Received

During the nine months ended June 30, 2013, the Company received $33,348 in share subscriptions in respect of a private placement which closed on July 5, 2013 (Note 9). In connection with these share subscriptions, the Company has agreed to pay a finder’s fee of $1,835. This amount is included in deferred financing fees at June 30, 2013, to be recorded as a share issuance costs upon closing of the transaction

Note 8	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the nine months ended June 30, 2013, the Company issued three promissory notes in the principal amounts of $100,000, $82,344 (CDN$86,677) and $26,256 (CDN$27,639) in exchange for accounts payable owing to three vendors in respect of unpaid consulting fees.

During the nine months ended June 30, 2012,

i)

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
(Stated in US Dollars) – Page 17
(Unaudited)

Note 8	Supplemental Cash Flow Information – (cont’d)

ii)

During the period ended June 30, 2012, the Company agreed to issue 75,000 common shares at their fair value of $1.00 per share for a total of $75,000 to the former President of the Company pursuant to a severance agreement.

These transactions have been excluded from the statement of cash flows.

Note 9	Subsequent Events

a)	On July 5, 2013, the Company;

i)

extinguished promissory notes totaling $549,000 along with accrued interest of $26,058, in exchange for 1,437,645 units of the Company. Accrued interest of $11,449 relating to these promissory notes was also forgiven;

	ii)	settled accounts payable in the amount of $1,108,506 in exchange for 2,771,265 units of the Company;

	iii)	issued 2,196,133 units of the Company at $0.40 per unit for gross proceeds of $878,453 (the “Private Placement”).

Each unit consisted of one share of the Company’s common stock and one common stock purchase warrant. Each Warrant entitles the holder thereof to purchase shares of common stock at a price of $0.75 per share for a period of five years from the date of issuance.

In connection with the Private Placement, the Company’s financial advisor and placement agent received as compensation for its services a cash fee equal to ten percent (10%) on the gross proceeds received by the Company and warrants to purchase shares of the Company’s common stock equal to two percent (2%) of the aggregate number of shares of common stock issued in connection with the Private Placement.

b)

On July 5, 2013, the Company entered into a Purchase Agreement (the “LPC Purchase Agreement”), with Lincoln Park Capital Fund, LLC (‘the “Investor”). Pursuant to the terms of the LPC Purchase Agreement, the Company (a) agreed to issue and sell to the Investor up to $10,000,000 of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in tranches of equity, based upon a specified discount to the market price of the Common Stock, following notice by the Company of an election to sell shares. Pursuant to the LPC Purchase Agreement, the Investor initially purchased 250,000 shares of the Company’s common stock for $100,000.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013
(Stated in US Dollars) – Page 18
(Unaudited)

Note 9	Subsequent Events – (cont’d)

In consideration for entering into the LPC Purchase Agreement, the Company issued 341,858 shares of common stock to the Investor as a commitment fee and shall issue up to 133,409 shares pro rata, when and if, the Investor purchases at the Company’s discretion the $10,000,000 aggregate commitment.

TheLPC Purchase Agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

In connection with the LPC Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investor pursuant to which the Company agreed to register for resale the shares of Common Stock that may be purchased by the Investor pursuant to the LPC Purchase Agreement.

c)	On July 5, 2013, pursuant to an employment agreement with its newly appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and Director, of the Company:

i.	granted 2,000,000 fully vested share purchase options exercisable at $0.40 per share until July 5, 2023.

ii.	issued 4,000,000 shares of restricted common stock that vest as follows:

25% upon the Company starting a Phase Ib/IIb human study
25% upon the Company in-licensing additional assets in clinical or pre-clinical stage
25% upon the Company securing additional non-dilutive equity funding in 2013 of at least $5,000,000 with a share price higher than the previous funding.
25% upon the Company obtaining a listing on a major stock exchange.

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

As used in this report, the terms “we,” “us,” “our,” and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

Our Current Business

We are a pharmaceutical company engaged in the development of drug candidates. Our lead compound ANAVEX 2-73 is being developed to treat Alzheimer’s disease through disease modification.

In pre-clinical studies conducted in France, and in Greece, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties. Based on these pre-clinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73 initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services (ABX-CRO). The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. As of the end of the period covered by this report, we have not yet continued our clinical trials due to a lack of funding.

The Company plans to initiate a multiple ascending dose study of ANAVEX 2-73 in the first quarter of fiscal year 2014. Additionally we intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals..

Our Pipeline

Our pipeline includes one drug candidate and several compounds in different stages of pre-clinical study.

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

Based on the results of pre-clinical testing, we initiated and completed a Phase 1 single ascending dose (SAD) clinical trial of ANAVEX 2-73 in 2011. In this Phase 1 SAD trial, the maximum tolerated single dose was defined per protocol as 55-60 mg. This dose is above the equivalent dose shown to have positive effects in mouse models of AD. There were no significant changes in laboratory or electrocardiogram (ECG) parameters. ANAVEX 2-73 was well tolerated below the 55-60 mg dose with only mild adverse events in some subjects. Observed adverse events at doses above the maximum tolerated single dose included headache and dizziness, which were moderate in severity and reversible. These side effects are often seen with drugs that target central nervous system (CNS) conditions, including AD.

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

ANAVEX 19-144

ANAVEX 19-144 is the sole active metabolite of ANAVEX 2-73. Like ANAVEX 2-73, pre-clinical data reveals that ANAVEX 19-144 exhibits significant anti-amnesic, neuroprotective and anticonvulsant properties in a variety of in vitro systems and specialized animal models.

In animal models, ANAVEX 19-144 controls seizures and the epileptogenesis process. Moreover, its neuroprotective properties may prevent the process that causes long-term damage to tissue and cells as well as biochemical and physiological alterations to the brain from epileptic seizures.

ANAVEX 1-41

ANAVEX 1-41 is a sigma-1 agonist. Pre-clinical tests revealed significant neuroprotective benefits (i.e., protects nerve cells from degeneration or death) through the modulation of endoplasmic reticulum, mitochondrial and oxidative stress, which damages and destroys cells and is believed by some scientists to be a primary cause of AD. In addition, in animal models, ANAVEX 1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action.

ANAVEX 7-1037

ANAVEX 7-1037 is designed for the treatment of prostate cancer. It is a low molecular weight, synthetic compound exhibiting high affinity for sigma-1 receptors at nanomolar levels and moderate affinity for sigma-2 receptors and sodium channels at micromolar levels. In advanced pre-clinical studies, this compound revealed antitumor potential with no toxic side effects. It has also been shown to selectively kill human cancer cells without affecting normal/healthy cells and also to significantly suppress tumor growth in immune-deficient mice models.

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

  Alzheimer’s disease – According to facts and figures set forth in www.alz.org, in 2013 an estimated 5.2 million Americans of all ages suffer from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 6.7 million Americans will be afflicted by the disease. Medications on the market today treat only the symptoms of AD and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for a disease modifying cure for Alzheimer’s disease.

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

  Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 45,000 new cases of pancreatic cancer will be diagnose this year and approximately 38,000 patients will die as a result of their cancer. Worldwide market for the pharmaceutical treatment of pancreatic cancer is expected to exceed $1.2 billion by 2015.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Expenses

Our expenses for the three and nine months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Accounting and audit fees	$22,368	$24,436	$105,276	118,964
Amortization	-	465	576	1,394
Bank charges and interest	709	1,568	1,908	4,838
Consulting	29,086	230,313	238,898	779,827
Insurance	-	-	-	9,630
Investor relations	(2,121)	15,000	31,479	37,638
Legal fees	27,876	21,629	99,774	97,783
Office and miscellaneous	295	2,965	407	8,420
Registration and filing fees	3,375	3,110	18,498	20,759
Research and development	39,021	393,963	166,584	2,540,903
Travel	5,373	4,464	5,560	58,827
Total expenses	$125,982	$697,913	668,960	3,678,983

Three Months Ended June 30, 2013 and 2012

Expenses for the three months ended June 30, 2013 decreased by $ 571,931 over the same period in 2012.

Consulting fees decreased by $201,227 from $230,313 for the three months ended June 30, 2012 to $29,086 for the same period in 2013 primarily as a result of decreased management infrastructure and a decrease in stock based compensation as a result of stock options granted in the comparative period.

Legal fees increased by $6,247 from $21,629 for the three months ended June 30, 2012 to $27,876 for the same period in 2013 primarily as a result of the investigation of intellectual property matters and corporate activities related to financings.

Research and Development charges decreased by $354,942 from $393,963 for the three months ended June 30, 2012 to $39,021 for the same period in 2013 due to the Company’s suspension of clinical trials pending additional financing requirements.

Investor relations expense decreased by $17,121 from $15,000 for the three months ended June 30, 2012 to a net recovery of $2,121 for the same period in 2013 as a result of the over accrual of estimated expenditures related to investor relations activities in prior periods, resulting in a partial recovery of the accrual in the current period.

Income and loss

The aggregate amount in the other income and (expense) for the three month period ended June 30, 2013, amounted to $(25,942) as compared to $(3,844,705) for the comparable three month period ended June 30, 2012. The decrease in expenses is primarily attributable to:

a)

a decrease in interest and financing costs of $23,133 and a decrease in accretion expense of $15,293 as a result of decreased debt levels during the current period as a result of the extinguishment of promissory notes in the third quarter of fiscal 2012; and

b)	a decrease in a loss on extinguishment of debt of $3,829,328 as a result of the loss recognized on the extinguishment of promissory notes in the third quarter of fiscal 2012.

Nine months Ended June 30, 2013 and 2012

Expenses for the nine months ended June 30, 2013 decreased by $3,010,023 over the same period in 2012.

Consulting fees decreased by $540,929 from $779,827 for the nine months ended June 30, 2012 to $238,898 for the same period in 2013 primarily as a result of decreased management infrastructure and a decrease in stock based compensation as a result of stock options granted in the comparative period.

Research and Development charges decreased by $2,374,319 from $2,540,903 for the nine months ended June 30, 2012 to $166,584 for the same period in 2013 due to the Company’s suspension of clinical trials pending additional financing requirements.

Travel expenses decreased by $53,267 from $58,827 for the nine months ended June 30, 2012 to $5,560 for the same period in 2013 as a result of the suspension of corporate travel due to cost saving initiatives.

Income and loss

The aggregate amount in the other income and (expense) for the nine month period ended June 30, 2013, amounted to $(42,581) as compared to $(3,945,339) for the comparable nine month period ended June 30, 2012. The decrease in expenses is primarily attributable to:

a)

a decrease in interest and financing costs of $88,834 and a decrease in accretion expense of $98,081 as a result of decreased debt levels during the current period as a result of the extinguishment of promissory notes in the third quarter of fiscal 2012; and

b)	a decrease in a loss on extinguishment of debt of $3,829,328 as a result of the loss recognized on the extinguishment of promissory notes in the third quarter of fiscal 2012

Change in fair value of derivative liability

We recognized a change in fair value of derivative liability totaling $0 on derivative financial instruments for the three and nine month periods ended June 30, 2013, as compared to $67,500 for the nine month period in the comparable period. These gains arose as a result of the requirement of generally accepted accounting principles in the United States to re-measure derivatives to their respective fair values each reporting period. The financial instruments giving rise to the derivative liability expired during the year ended September 30, 2012.

Liquidity and Capital Resources

Working Capital

	June 30, 2013	September 30, 2012
Current Assets	3,480	12,577
Current Liabilities	3,556,844	2,888,324
Working Capital Deficiency	$(3,553,364)	(2,875,747)

As of June 30, 2013, we had $1,645 in cash, a decrease of $9,717 from September 30, 2012. The principal reason for this decrease is due to cash used in operations.

In addition to meeting our current obligations, we anticipate that we will require up to $5,000,000 for the 12 month period ending June 30, 2014 to implement our plan of operation of researching and developing our compounds, the related patents and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to complete the next clinical trial for ANAVEX 2-73, and to perform work necessary to prepare for further clinical development. If we do not obtain such financing pursuant to the LPC Financing transaction that we completed subsequent to June 30, 2013 (as described in “Future Financing” below) or are not able to secure additional financing, we will not be able to implement and fund this work.

Cash Flows

	Nine Month Period Ended June 30,
	2013	2012
Cash flows used in operating activities	$(293,065)	$(1,441,007)
Cash flows from financing activities	283,348	1,324,500
Cash flows from investing activities	0	0
Decrease in cash	$(9,717)	$(116,507)

Cash flow used in operating activities

Our cash used in operating activities for the nine month period ended June 30, 2013 was $293,065 compared to $1,441,007 used in operating activities for the comparative nine month period ended June 30, 2012. The decrease in cash used in operating activities was primarily as a result of the decreased research and development spending in the current period.

Cash flow provided by financing activities

Our cash provided by financing activities for the nine month period ended June 30, 2013 was $283,348 from the issuance of promissory notes, compared to $1,324,500 due to cash received from the issuance of common shares in 2012.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the nine month period ended June 30, 2013 or 2012.

Going Concern

At June 30, 2013, we had an accumulated deficit of $38,216,467 since our inception and incurred a net loss of $711,541 for the nine month period ended June 30, 2013. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2012.

Future Financing

At June 30, 2013, we required additional financing to fund our planned operations, including further strengthening our patents, securing patents for other compounds and any further intellectual property that we may require and commencing clinical development. On July 5, 2013, the Company entered into a $10 Million purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company (such transaction, the “LPC Financing”). In connection with the LPC Financing, the Company also entered into a registration rights agreement with LPC (the “RRA”) whereby the Company agreed to file a registration statement with the SEC covering the shares of the Company’s common stock that may be issued to LPC under the LPC Purchase Agreement.

Pursuant to the LPC Purchase Agreement, LPC initially purchased 250,000 shares of the Company’s common stock for $100,000. After the SEC has declared effective the registration statement related to the LPC Financing, the Company has the right, in its sole discretion over a 36-month period, to sell to LPC up to the additional aggregate commitment of $9.9 Million of shares of common stock. There are no upper limits on the per share price that LPC may pay to purchase such common stock. Furthermore, the Company controls the timing and amount of any future sales, if any, of shares of common stock to LPC. LPC has no right to require any sales and is obligated to purchase common stock as directed by the Company. LPC covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. In consideration for entering into the LPC Purchase Agreement, the Company issued to LPC 341,858 shares of common stock as a commitment fee and shall issue up to 133,409 shares pro rata, when and if, LPC purchases at the Company’s discretion the $10 Million aggregate commitment. The LPC Purchase Agreement may be terminated by the Company at any time at its discretion without any cost to the Company. T

Notwithstanding the LPC Financing, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our research and development activities or perhaps even cease the operation of our business.

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

There is no assurance that we will issue more securities under the LPC Purchase Agreement or obtain other sources of financing, as a result there is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

The debt discount arising from bifurcating the derivative liability from the host debt instrument was accreted to income over the term of the host debt instrument.

At June 30, 2013, there are no convertible promissory notes outstanding.

Recent Accounting Pronouncements

There are no new accounting pronouncements that we recently adopted or are pending our adoption that are expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

On July 5, 2013, the Company entered into the LPC Purchase Agreement, as described in “Future Financing” above.

On July 5, 2013, the Company entered into an employment agreement with Dr. Christopher Missling. Pursuant to the employment agreement, whereby Dr. Missling was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and Director, of the Company, the Company (i) granted 2,000,000 fully vested share purchase options exercisable at $0.40 per share until July 5, 2023, and (ii) issued 4,000,000 shares of restricted common stock that vest according to certain milestones.

On July 5, 2013, the Company: (i) extinguished promissory notes totaling $549,000 along with accrued interest of $26,058, in exchange for 1,437,645 units of the Company. Accrued interest of $11,449 relating to these promissory notes was also forgiven; (ii) settled accounts payable in the amount of $1,108,506 in exchange for 2,771,265 units of the Company; and (iii) issued 2,196,133 units of the Company at $0.40 per unit for gross proceeds of $878,453 (the “Private Placement”). Each unit consisted of one share of the Company’s common stock and one common stock purchase warrant. Each Warrant entitles the holder thereof to purchase shares of common stock at a price of $0.75 per share for a period of five years from the date of issuance. In connection with the Private Placement, the Company’s financial advisor and placement agent received as compensation for its services a cash fee equal to ten percent (10%) on the gross proceeds received by the Company and warrants to purchase shares of the Company’s common stock equal to two percent (2%) of the aggregate number of shares of common stock issued in connection with the Private Placement.

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

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures, related to our lack of sufficient supervision and review by management and insufficient segregation of duties due to limited personnel, was due to the material weaknesses disclosed in our most recent Annual Report on Form 10-K.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our current staffing size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2013, our former principal executive officer and principal financial officer resigned from these roles. As a result, the Company did not have a principal executive or financial officer during such period and the number of directors on the board of directors was one. The resignation and lack of appointment of a principal executive or financial officer had a material impact on the Company’s internal controls over financial reporting.

Subsequent to June 30, 2013, the Company appointed a President, Chief Executive Officer, Chief Financial Officer and director to fulfill these roles.

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

ITEM 1A. RISK FACTORS.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item. Please see the “Risk Factors” section of our most recent Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable; any and all such sales have previously been reported via Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Form of Securities Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2013)
10.2	Form of Exchange Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2013)
10.3	Form of Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2013)
10.4	Form of Warrant (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2013)
10.5	Purchase Agreement, dated as of July 5, 2013, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2013)
10.6	Registration Rights Agreement, dated as of July 5, 2013, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2013)
10.7*	Employment Agreement, dated July 5, 2013, by and between the Company and Dr. Christopher Missling
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Dr. Christopher Missling
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Dr. Christopher Missling
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

Exhibit Number	Description
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/ Christopher Missling, PhD
Christopher Missling, PhD
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
Date: August 14, 2013