Form 10-K
period 2013-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2013-12-30
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
Yes [   ]     No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

i

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

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [X]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,460,398 based on a price of $0.70 per share, being the closing price of the registrant’s common stock on March 29, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 37,237,588 issued and outstanding as of December 24, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

We are a pharmaceutical company engaged in the development of drug candidates. Our lead compounds ANAVEX 2-73 and ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept®) are being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases.

In pre-clinical studies conducted in France, and in Greece, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576. Based on pre-clinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73 initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services (ABX-CRO). The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. As of the end of the period covered by this report, we have not yet continued our clinical trials due to a lack of funding.

The Company plans to continue human clinical trials, among them a multiple ascending dose study of ANAVEX 2-73 and ANAVEX PLUS and a Phase 2 thereafter in the first half of fiscal year 2014. Additionally we intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Our Pipeline

Our pipeline includes one drug candidate and several compounds in different stages of pre-clinical study.

Our proprietary SIGMACEPTOR™ Discovery Platform produced small molecule drug candidates with unique modes of action, based on our understanding of sigma receptors. Sigma receptors may be targets for therapeutics to combat many human diseases, including Alzheimer’s disease. When bound by the appropriate ligands, sigma receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

Compounds that have been subjects of our research include the following:

ANAVEX 2-73

ANAVEX 2-73 may offer a disease-modifying approach in Alzheimer’s disease (AD) by using ligands that activate sigma-1 receptors.

In AD animal models, ANAVEX 2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. In addition, ANAVEX 2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology. In a transgenic AD animal model Tg2576 ANAVEX 2-73 induces a statistically significant neuroprotective effect against the development of oxidative stress in the mouse brain, as well as significantly increased the expression of functional and synaptic plasticity markers that is apparently amyloid-beta independent. It also statistically alleviated the learning and memory deficits developed over time in the animals, regardless of sex, both in terms of spatial working memory and long-term spatial reference memory.

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

ANAVEX PLUS

ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept®) is a potential novel combination drug for Alzheimer’s disease. Aricept® (donepezil) is now generic and had until recently total sales of about $4 billion annually. ANAVEX 2-73 showed in combination with Aricept® (donepezil) results for memory improvement by up to 80% in animal models. A patent application was filed in the US for the combination of donepezil (Aricept®) and ANAVEX 2-73 and, if granted, would extend at least until 2033. ANAVEX PLUS showed an ADAS-Cog response of 7 points at 12 weeks and 5.5 points at 26 weeks. These data represent more than twice the ADAS-Cog response exhibited by Aricept® (donepezil) alone.

The animal data was consistent with a humanized calibrated cortical network computer model indicating synergy for ANAVEX 2-73 with Aricept® (donepezil) .

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

  Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization (“WHO”). Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition. Our market research leads us to believe that the worldwide market for pharmaceutical treatment of depression exceeds $11 billion annually.

  seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti epileptic drugs and second generation anti epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti epileptic drugs and second generations anti epileptic drugs. Our market research leads us to believe the American market for pharmaceutical treatment of epilepsy exceeds $12 billion annually.

  Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants. Our market research leads us to believe the worldwide market for pharmaceutical treatment of neuropathic pain exceeds $5 billion annually. Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. Our market research leads us to believe the worldwide market for the pharmaceutical treatment of malignant melanoma exceeds $200 million annually.

  Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Our market research leads us to believe the worldwide market for the pharmaceutical treatment of prostate cancer exceeds $4 billion annually.

  Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Our market research leads us to believe that the market for the pharmaceutical treatment of pancreatic cancer will exceed $1.2 billion by 2015.

Competition

The pharmaceutical industry is intensely competitive.

At this time, we view our competition as biomedical development companies that are trying to discover and develop compounds to be used in the treatment of Alzheimer’s disease, and those companies already doing so. Those companies include Prana Biotechnology Ltd. (NASDAQ:PRAN), Elan Corporation, PLC (NYSE:ELN), Pfizer Inc. (NYSE:PFE), Forest Laboratories Inc. (NYSE:FRX), Novartis AG (NYSE:NVS), GlaxoSmithKline PLC (NYSE:GSK), Merck & Co. Inc. (NYSE:MRK), Eli Lilly & Co. (NYSE: LLY), Johnson & Johnson (NYSE:JNJ) and Roche Holding AG (VTX:ROG).

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

Patents, Trademarks and Intellectual Property

We are pursuing three U.S. patent applications. Two of the three patent applications are based on parent Greek patent applications. There are corresponding international patent filings. The most recent of the three applications was independently drafted and filed July 12, 2013. On this most recent patent application, Anavex is awaiting a contractually obligated patent assignment document from one of the two named inventors.

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

THE NEW SIGMA(σ)-RECEPTOR LIGANDS WITH ANTI-APOPTOTIC AND/OR PRO- APOPTOTIC PROPERTIES OVER CELLULAR BIOCHEMICAL MECHANISMS, WITH NEUROPROTECTIVE, ANTI-CANCER, ANTI-METASTATIC AND ANTI-(CHRONIC) INFLAMMATORY ACTION.

1007686	Greece	July 8, 2011 July 9, 2031

SYNTHESIS OF (+)- AND (-)-1-(5,5- DIPHENYLTETRAHYDROFURAN-3-YL)-N,N- DIMETHYLMETHYLAMINE, (+)-AND (-)-1- (2,2-DIPHENYLTETRAHYDROFURAN-3-YL)- N,N-DIMETHYLMETHYLAMINE AND (+)- AND (-)-1-(2,2- DIPHENYLTETRAHYDROFURAN-3-YL)-N- METHYLMETHYLAMINE

1007322	Greece	March 9, 2010 March 10, 2030	SYNTHESIS OF 1-METHYL-4-[4,4-DIPHENYL-4- (1-ADAMANTYL)-BUTYL] PIPERAZINE AND ANALOGUES THEREOF WITH ANTI-CANCER PROPERTIES

We regard patents and other proprietary technology rights as corporate assets. Accordingly, we attempt to optimize the value of intellectual property in developing our business strategy including the selective development, protection, and exploitation of our intellectual property rights.

In addition to filings made with intellectual property organizations, we protect our intellectual property and confidential information by means of carefully considered processes of communication and the sharing of information, and by the use of confidentiality and non-disclosure agreements and provisions for the same in contractor’s agreements. While no agreement offers absolute protection, such agreements provide some form of recourse in the event of disclosure, or anticipated disclosure.

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

Our success will also depend in part on our ability to commercialize our compounds without infringing the proprietary rights of others. We have not conducted extensive freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on our ability to market our technology or maintain our competitive position with respect to our technology. If our compounds or other subject matter are claimed under other existing United States or other patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing all of our potential drug compounds based on our drug technology or the inability to proceed with the development, manufacture or sale of potential drug compounds requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations. If we defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our research and development of our technology.

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

Research and Development Expenses

Historically, a significant portion of our operating expenses has related to research and development. Recently, we have significantly curtailed our spending on research and development. See Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for fiscal years 2013 and 2012.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our company and our product candidates. In the past twelve months, our advisors included Alexandre Vamvakides, Ph.D., Tangui Nicolas Maurice, Ph.D., Christopher Missling, Ph.D., Dr. Paul Aisen, Dr. Rachelle Doody, and Dr. Jeffrey Cummings.

Officers

One of our directors is engaged as an officer-employee of the Company serving in the capacity of president, secretary, treasurer, chief executive officer and chief financial officer.

Employees

We currently have one (1) full-time employee, and we retain several independent contractors on an as-needed basis. We believe that we have good relations with our employees.

ITEM 1 A. RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to our Company

We have had a history of losses and no revenue, which raise substantial doubt about our ability to continue as a going concern.

Since inception on January 23, 2004 through September 30, 2013, we have accumulated losses of $40,654,168. As of September 30, 2013, we had a working capital deficiency of $1,559,211. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We will need to raise additional funding and the current economic conditions may have a negative impact on our ability to raise additional needed capital on terms that are favorable to our company or at all. We may not be able to generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their report concerning our annual financial statements for the fiscal year ended September 30, 2013 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities.

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

  the scope and results of pre-clinical testing and human studies;

  the time and costs involved in obtaining regulatory approvals;

  the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patents;

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

  Information from our competitors or the academic community indicating that current products or new products are more effective or offer compelling other benefits than our future products could impede our market penetration or decrease our future market share; and

  The pricing and reimbursement environment for our future products, as well as pricing and reimbursement decisions by our competitors and by payers, may have an effect on our revenues.

If this happens, our business will be adversely affected.

None of our potential drug compounds may reach the commercial market for a number of reasons and our business may fail.

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drug compounds that we can commercialize. It is possible that our products may never reach the market for a number of reasons. They may be found ineffective or may cause harmful side-effects during non-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain products cannot be manufactured at a commercial scale and, therefore, they may not be economical to produce. Our potential products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. Our patents, patent applications, trademarks and other intellectual property may be challenged and this may delay or prohibit us from effectively commercializing our products. Furthermore, we do not expect our potential drug compounds to be commercially available for a number of years, if at all. If none of our potential drug compounds reach the commercial market, our business will likely fail and investors will lose all of their investment in our company. If this happens, our business will be adversely affected.

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

Universities and public and private research institutions also compete with us. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patent applications and patents that we may need for the development of our potential drug compounds. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products.

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

We own patents and patent applications (or have contractual obligations of assignment) related to our potential drug compounds. However, neither the patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

1.

Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent application, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent application are not valid for a number of reasons. If a court agrees, we would lose that patents or patent application. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

2.

Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.

3.	Issuance of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it may be easier for competitors to design products that do not infringe our patent(s).
4.	No patents have been issued yet in the United States.
5.

Our primary patent application for the combination of ANAVEX 2-73 with donepezil is pending only in the United States Patent and Trademark Office The lack of patent protection in global markets may inhibit our ability to advance our compounds and may make Anavex less attractive to potential partners We would scale this paragraph back. We have discussed Greece IP before. Also India, Russia and China. The edit is my take on a far more limited statement.

(a)	Defending a lawsuit takes significant time and can be very expensive.
(b)	If a court decides that our drug compound, its method of manufacture or use, infringes on the competitor’s patent, we may have to pay substantial damages for past infringement.
(c)

The court may prohibit us from making, selling or licensing the potential drug compound unless the patent holder grants a license. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

(d)	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

It is also unclear whether our trade secrets are adequately protected. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.

We may also support and collaborate in research conducted by government organizations, hospitals, universities or other educational institutions. These research partners may be unable or unwilling to grant us exclusive rights to technology or products derived from these collaborations prior to entering into the relationship.

If we do not obtain required licenses or rights, we could encounter delays in our product development efforts while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling potential drug compounds requiring these rights or licenses. There is also a risk that disputes may arise as to the rights to technology or potential drug compounds developed in collaboration with other parties.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of September 30, 2013, we had total liabilities of $2,856,660 and accumulated deficit of $41,204,972. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital, sell our assets or curtail our operations. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.

Risks Related to our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations and would severely dilute existing or future investors if we were to raise funds at lower prices.

A prolonged decline in the price of our common stock could result in a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares of common stock:

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

If we issue additional shares of common stock in the future it will result in the dilution of our existing stockholders.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall

On July 5, 2013, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 341,858 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 25-month period commencing after the SEC declared effective the related registration statement. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $0.50 per share, subject to adjustment as set forth in the Purchase Agreement. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Lincoln Park may ultimately purchase all of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own or lease any property. We expect to enter into a lease agreement for principal executive office space in New York City, during the first half of fiscal 2014.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on OTCQB under the symbol “AVXL.”

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on OTCQB. We obtained the following high and low bid information from OTCQB. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. On December 24, 2013, the closing price of our common stock as reported by OTCQB was $0.25 per share.

Quarter Ended	High	Low
September 30, 2013	$0.75	$0.49
June 30, 2013	$0.83	$0.45
March 31, 2013	$0.81	$0.51
December 31, 2012	$1.12	$.072
September 30, 2012	$1.35	$0.75
June 30, 2012	$1.26	$0.51
March 31, 2012	$1.94	$1.10
December 31, 2011	$1.90	$1.20
September 30, 2011	$2.50	$1.29

Transfer Agent

Shares of our common stock are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of December 24, 2013, there were 89 holders of record of our common stock. As of such date, 37,237,588 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2013:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,075,000	1.26	925,000
Equity compensation plans not approved by security holders	Nil	NA	NA
Total	3,075,000	1.26	925,000

Stock Option Plan

On April 17, 2007, our directors adopted the 2007 Stock Option Plan. On May 25, 2007, our stockholders ratified and approved the 2007 Stock Option Plan at the annual meeting of stockholders. As of September 30, 2013, 3,075,000 options have been granted to employees, directors, officers and consultants of our company.

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

On February 2, 2011 we amended and restated our 2007 stock option plan to increase the number of shares authorized to be issued under the plan to 4,000,000.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2013, included elsewhere in this Annual Report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Annual Report on Form 10-K involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain commercial partners, (6) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States and Canada, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We are a pharmaceutical company engaged in the development of drug candidates. Our lead compounds ANAVEX 2-73 and ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept®) are being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases.

In pre-clinical studies conducted in France, and in Greece, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576. Based on pre-clinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73 initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services. The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg.

Recent Corporate Developments

Since the commencement of our fourth quarter ended September 30, 2013, we have experienced the following significant corporate developments:

  On July 5, 2013, we issued 4,208,910 units in settlement of $549,000 in promissory notes, $26,058 of accrued interest on these notes, and $1,108,506 in other accounts payable and accrued liabilities. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.75 per share until July 5, 2018.

  On July 5, 2013, we issued 2,196,133 units at $0.40 per unit for gross proceeds of $878,453 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.75 per share until July 5, 2018. We paid finder’s fees of $89,680 and issued warrants to purchase 43,923 shares of our common stock at $0.75 per share until July 5, 2018 in connection with this private placement. In addition, we incurred share issuance costs of $16,494.

  On July 5, 2013, we entered into the $10,000,000 Purchase Agreement with Lincoln Park Capital Fund, LLC (the “Financing”) pursuant to which we may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10,000,000 in value of our shares of common stock from time to time over a 25 month period. In connection with the Financing, we also entered into a registration rights agreement with Lincoln Park whereby we agreed to file a registration statement with the SEC covering the shares of our common stock that may be issued to Lincoln Park under the Purchase Agreement. On October 23, 2013, the registration statement was declared effective by the SEC.

  On July 5, 2013, Christopher U. Missling, PhD. accepted the appointment by our board of directors to serve as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and to serve as a director of the company. Dr. Missling has over twenty (20) years of healthcare industry experience in big pharmaceutical, biotech industry and investment banking. Most recently, from March, 2007 until his appointment, Dr. Missling served as the head of healthcare investment banking at Brimberg & Co. in New York, New York. Also, Dr. Missling served as the Chief Financial Officer of Curis, Inc. (NASDAQ:CRIS) and ImmunoGen, Inc. (NASDAQ:IMGN). Dr. Missling earned his MS and PhD from the University of Munich and an MBA from Northwestern University Kellogg School of Management.

RESULTS OF OPERATIONS

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Expenses

Our expenses for the fiscal year ended September 30, 2013 and 2012 were as follows:

	Year ended September 30,		Change
	2013	2012	$	%
Accounting and audit fees	$136,758	$139,761	(3,003)	(2.1%	)
Amortization	576	1,858	(1,282)	(69.0%	)
Bank charges and interest	4,397	5,963	(1,566)	(26.3%	)
Consulting	271,898	1,155,366	(883,468)	(76.5%	)
Insurance	16,125	10,844	5,281	48.7%
Investor relations	128,575	108,138	20,437	18.9%
Legal fees	176,318	142,923	33,395	23.4%
Office and miscellaneous	4,019	9,147	(5,128)	(56.1%	)
Registration and filing fees	33,634	26,794	6,840	25.5%
Rent	12,000	-	12,000	NA
Research and development	263,847	2,653,860	(2,390,013)	(90.1%	)
Salaries and wages	1,067,294	-	1,067,294	NA
Travel	19,695	66,837	(47,142)	(70.5%	)
Website design and maintenance	2,231	-	2,231	NA
Total expenses	$2,137,367	$4,321,491	2,184,124	(50.5%	)

Year ended September 30, 2013 and 2012

Expenses for the fiscal year ended September 30, 2013 decreased by $2,184,124 over the same period in 2012. The principal contributors to the decrease were:

1.

A decrease in consulting fees of $883,468 primarily as a result of decreased management infrastructure as well as a decrease in stock based compensation expense from stock options granted to consultants and vesting during the comparative period;

2.

A decrease in research and development expenses of $2,390,013 due to the delay of clinical trials pending the closing of financing to fund these trials. This included the termination of lab fees of $125,000 per month accruing during the comparative period;

3.

These decreases were offset by an increase in salaries and wages expense of $1,067,294 in connection with the appointment of our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, which included stock based compensation expense of $1,002,500 associated with the granting of fully vested options upon his appointment.

Other income

Other income and (loss) for the year ended September 30, 2013, amounted to $(1,562,679) as compared to a loss of $(3,980,214) for the year ended September 30, 2012. The decrease in net other losses is primarily attributable to

a)

a reduction of losses from the extinguishment of debt of $3,334,005, offset by an increase in losses on extinguishment of accounts payable of $976,880. During fiscal 2013, we recorded a loss of $1,472,208 in connection with the extinguishment of five promissory notes plus accrued interest totaling $575,058, and trade accounts payable totaling $1,108,506. During fiscal 2012, we recorded a loss of $3,829,333 for the extinguishment of four promissory notes and accrued interest totaling $1,350,251. The reduced loss is a result of different settlement terms agreed to with the lenders;

b)	a reduction in interest expense of $87,000 as a result of the decreased debt levels during the current period from the settlement of promissory notes in the fourth quarter of 2013;
c)	a reduction of accretion expense of $98,081 as a result of promissory notes settled during the 2012 fiscal year.

Liquidity and Capital Resources

Working Capital

	2013	2012
Current Assets	393,449	12,577
Current Liabilities	1,952,660	2,888,324
Working Capital Deficiency	$ (1,559,211)	(2,875,747)

As of September 30, 2013, we had $345,074 in cash, an increase of $333,712 from September 30, 2012. As of September 30, 2013, we had a working capital deficiency of $1,559,211, a decrease in deficit of $1,316,536 from September 30, 2012.

The principal reason for the increase in working capital relates to the extinguishment of five promissory notes plus accrued interest totaling $575,058, and trade accounts payable totaling $1,108,506, in exchange for shares of our common stock.

The increase in cash during the period relates to cash generated through financing activities from debt and equity issuances. We generated cash of $861,285, after issuance costs, from the issuance of capital stock, and we generated cash of $250,000 through the issuance of promissory notes. Some of these promissory notes issued were also settled in exchange for the issuance of capital stock during the year.

We do not have sufficient capital to execute our business plan over the next twelve months. We anticipate that we will require $6,000,000 for the 12-month period ending September 30, 2014 to continue our operations. If we are not able to secure additional financing, we will not be able to implement and fund this work.

Going Concern

At September 30, 2013, we had an accumulated deficit of $41,204,972 since our inception and incurred a net loss of $3,700,046 for the fiscal year ended September 30, 2013. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended September 30, 2013.

Future Financing

We will require additional financing to fund our planned operations, including further strengthening our patent portfolio, securing licensing or patent rights for other compounds and related technology and any further intellectual property that we may acquire and commencing clinical development.

On July 5, 2013, the Company entered into a Purchase Agreement with Lincoln Park. Pursuant to the Purchase Agreement, Lincoln Park initially purchased 250,000 shares of the Company’s common stock for $100,000. The Company has the right, in its sole discretion over a 25-month period, to sell to Lincoln Park up to the additional aggregate commitment of $9.9 Million of shares of common stock. There are no upper limits on the per share price that Lincoln Park may pay to purchase such common stock. Furthermore, the Company controls the timing and amount of any future sales, if any, of shares of common stock to Lincoln Park except that, pursuant to the terms of the Purchase Agreement, we would be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $0.50 per share, subject to adjustment as set forth in the Purchase Agreement.. Lincoln Park has no right to require any sales and is obligated to purchase common stock as directed by the Company.

Other than our rights related to the Lincoln Park financing, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our research and development activities or perhaps even cease the operation of our business.

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

Derivative Liabilities

From time to time, we may issue convertible promissory notes which include embedded conversion options which, dependent on their specific contractual terms, may be required to be accounted for as separate derivative liabilities. These liabilities are required to be measured at fair value. These instruments are then adjusted to reflect fair value at each period end. Any increase or decrease in the fair value is recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we use the binomial pricing model.

Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate and therefore the binomial model does not necessarily provide a reliable single measure of the fair value of these instruments.

Recent Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. We do not expect the adoption of recently issued accounting pronouncements will have a significant impact on our results of operations, financial position or cash flows.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

Tel: 212-885-8000 Fax: 212-697-1299 www.bdo.com	100 Park Avenue New York, NY 10017

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders,
Anavex Life Sciences Corp.
(a Development Stage Company)
New York, NY

We have audited the accompanying balance sheet of Anavex Life Sciences Corp. (a corporation in the development stage) as of September 30, 2013 and the related consolidated statements of operations, cash flows, and changes in capital deficit for the year then ended and for the period from inception (January 23, 2004) to September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated statements of operations, cash flows and changes in capital deficit for the period from inception (January 23, 2004) to September 30, 2012. Such statements are included in the cumulative inception to September 30, 2013 totals of the consolidated statements of operations and cash flows and reflect total revenues and net loss of $0 and $36,954,122, respectively, of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception (January 23, 2004) to September 30, 2012, included in the cumulative totals, is based solely on the reports of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. at September 30, 2013, and the results of its operations and its cash flows for the year then ended and for the period from inception to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $41,204,972 and negative working capital of $1,559,211 at September 30, 2013 and incurred a net loss of $3,700,046 for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP

New York, NY
December 30, 2013

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Anavex Life Sciences Corp.
(a Development Stage Company)

We have audited the accompanying consolidated balance sheet of Anavex Life Sciences Corp. (the “Company”) as of September 30, 2012 and the related consolidated statements of operations, cash flows and changes in capital deficit for the year then ended and for the period from January 23, 2004 (date of inception) to September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. at September 30, 2012 and the results of its operations and its cash flows for the year then ended and for the period from January 23, 2004 (date of inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As at September 30, 2012, the Company had an accumulated deficit of $37,504,926 and had incurred a net loss of $8,301,705 for the year then ended. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters were described in Note 1 to the financial statements for the period ended September 30, 2012. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada

December 28, 2012

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and 2012

ASSETS
	2013	2012

Current
Cash	$345,074	$11,362
Prepaid expenses	48,375	-
Deferred financing charge	-	1,215
	393,449	12,577
Equipment	-	576
	$393,449	$13,153

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,741,797	$2,589,324
Promissory notes payable	210,863	299,000
	1,952,660	2,888,324
Derivative liability	904,000	-
	2,856,660	2,888,324

CAPITAL DEFICIT

Capital stock
Authorized: 150,000,000 common shares, par value $0.001 per share Issued and outstanding: 37,237,588 common shares (September 30, 2012 - 30,240,687)	37,238	30,241
Additional paid-in capital	38,644,523	34,599,514
Share subscriptions received	60,000	-
Deficit accumulated during the development stage	(41,204,972)	(37,504,926)
	(2,463,211)	(2,875,171)
	$393,449	$13,153

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 2013 and 2012
and for the period from January 23, 2004 (Date of Inception) to September 30, 2013

			January 23, 2004
	Year ended September 30,		(Date of Inception) to
	2013	2012	September 30, 2013
Expenses
Accounting and audit fees	$136,758	$139,761	$798,872
Amortization and depreciation	576	1,858	5,631
Bank charges and interest	4,397	5,963	46,704
Consulting fees - Note 8 and 9	271,898	1,155,366	12,015,989
Insurance	16,125	10,844	75,121
Investor relations	128,575	108,138	960,282
Legal fees	176,318	142,923	846,343
Management fees - Note 8	-	-	14,625
Office and miscellaneous expense	4,019	9,147	151,703
Registration and filing fees	33,634	26,794	188,032
Rent and administration	12,000	-	236,670
Research and development - Note 9	263,847	2,653,860	12,822,796
Salaries and wages - Notes 8 and 9	1,067,294	-	1,067,294
Travel	19,695	66,837	760,850
Website design and maintenance	2,231	-	30,648

Loss before other income (expenses)	(2,137,367)	(4,321,491)	(30,021,560)

Other income (expenses)
Interest and financing fees	(51,341)	(138,341)	(677,362)
Accretion of debt discount	-	(98,081)	(2,174,661)
Change in fair value of derivative liability	15,000	67,500	(448,274)
Debt conversion expense	-	-	(504,160)
Loss on settlement of accounts payable	(976,880)	-	(1,754,933)
Loss on extinguishment of debt	(495,328)	(3,829,333)	(5,010,868)
Foreign exchange gain (loss)	(54,130)	18,041	(62,350)

Net loss for the period	$(3,700,046)	$(8,301,705)	$(40,654,168)

Basic and diluted loss per share	$(0.12)	$(0.29)

Weighted average number of shares outstanding	31,908,441	28,168,784

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2013 and 2012
and for the period from January 23, 2004 (Date of Inception) to September 30, 2013

			January 23, 2004
	Year ended September 30,		(Date of Inception) to
	2013	2012	September 30, 2013

Cash Flows used in Operating Activities
Net loss for the period	$(3,700,046)	$(8,301,705)	$(40,654,168)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	576	1,858	5,631
Accretion of debt discount	-	98,081	2,174,661
Stock-based compensation	1,002,500	302,208	5,845,047
Amortization of deferred financing charge	1,215	62,399	163,927
Change in fair value of derivative liability	(15,000)	(67,500)	448,274
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	15,895	406,405
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	75,000	415,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	-	-	504,160
Loss on settlement of accounts payable	976,880	-	1,754,933
Loss on extinguishment of debt	495,328	3,829,333	5,010,868
Rent contributed	-	-	3,750
Unrealized foreign exchange	(4,937)	-	(4,937)
Changes in non-cash working capital balances related to operations:
VAT recoverable	-	809	-
Prepaid expenses	-	9,630	-
Accounts payable and accrued liabilities	465,911	2,281,052	6,238,459
Net cash used in operating activities	(777,573)	(1,692,940)	(16,564,928)

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(5,631)
Net cash used in investing activities	-	-	(5,631)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	801,285	996,250	11,048,118
Share subscriptions received	60,000	-	60,000
Proceeds from promissory notes	250,000	581,500	5,649,000
Financing fees	-	(8,150)	(108,150)
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	1,111,285	1,569,600	16,915,633

Increase (decrease) in cash during the period	333,712	(123,340)	345,074
Cash, beginning of period	11,362	134,702	-
Cash, end of period	$345,074	$11,362	$345,074

Supplemental Cash Flow Information - Note 11

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Capital Deficit
For the period from January 23, 2004 (Date of Inception) to September 30, 2013

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
For the period from January 23, 2004 (Date of Inception) to September 30, 2013

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
For the period from January 23, 2004 (Date of Inception) to September 30, 2013

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

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Capital Deficit
For the period from January 23, 2004 (Date of Inception) to September 30, 2013

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2009 - brought forward	20,746,761	$20,747	$8,383,663	$300,000	$(12,562,233)	$(3,857,823)
Cumulative effect of accounting changes	-	-	(333,056)	-	(550,804)	(883,860)
Capital stock issued for cash on October 2, 2009 - at $2.25	266,666	267	599,733	(300,000)	-	300,000
Capital stock issued in settlement of promissory note on February 2, 2010 - at $2.02	49,505	49	99,951	-	-	100,000
Capital stock issued for cash on April 9, 2010 - at $2.60	92,499	93	240,405	-	-	240,498
Capital stock issued in settlement of debt on April 30, 2010 - at $2.85	9,825	9	27,991	-	-	28,000
Finders' fees paid in cash	-	-	(24,050)	-	-	(24,050)
Capital stock issued for cash on June 29, 2010 - at $2.50	941,000	941	2,351,559	-	-	2,352,500
Finders' fees paid in cash	-	-	(206,500)	-	-	(206,500)
Capital stock issued in settlement of debt on July 5, 2010 - at $2.50	400,000	400	999,600	-	-	1,000,000
Capital stock issued for cash on September 3, 2010 - at $2.75	163,000	163	448,087	-	-	448,250
Capital stock issued for finders' fees on September 3, 2010 - at $2.75	9,000	9	(9)	-	-	-
Finders' fees paid in cash	-	-	(15,125)	-	-	(15,125)
Shares issud on conversion of promissory note on September 30, 2010 - at $2.25	328,058	328	737,802	-	-	738,130
Shares issud on conversion of promissory note on September 30, 2010 - at $2.35	510,638	511	1,199,489	-	-	1,200,000
Reclassification of dervative liability on modification of note	-	-	3,144,520	-	-	3,144,520
Settlementterms of accounts payable	-	-	444,000	-	-	444,000
Stock-based compensation	-	-	770,055	-	-	770,055
Equity component of convertible promissory note	-	-	44,220	-	-	44,220
Net loss for the year	-	-	-	-	(8,783,037)	(8,783,037)

Balance, September 30, 2010	23,516,952	$23,517	$18,912,335	$-	$(21,896,074)	$(2,960,222)

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Capital Deficit
For the period from January 23, 2004 (Date of Inception) to September 30, 2013

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

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Capital Deficit
For the period from January 23, 2004 (Date of Inception) to September 30, 2013

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total
Balance, September 30, 2011 - brought forward	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)

Capital stock issued for cash on December 6, 2011 - at $1.25	615,600	616	768,884	-	-	769,500
Less: Share issue costs	-	-	(77,000)	-	-	(77,000)

Capital stock issued for cash on February 9, 2012 - at $1.25	270,000	270	337,230	-	-	337,500
Less: Share issue costs	-	-	(33,750)	-	-	(33,750)

Equity units issued for services on February 9, 2012 - at $1.99	8,000	8	15,888	-	-	15,896
Equity units issued for settlement of loans payable on May 31, 2012	2,700,513	2,700	5,176,884	-	-	5,179,584
Capital stock issued for services on July 12, 2012 - at $1.00	75,000	75	74,925	-	-	75,000
Stock-based compensation	-	-	302,208	-	-	302,208
Net loss for the period	-	-	-	-	(8,301,705)	(8,301,705)

Balance, September 30, 2012	30,240,687	30,241	34,599,514	-	(37,504,926)	(2,875,171)
Equity units issued for settlement of loans payable on July 5, 2013 - Note 5	4,208,910	4,209	2,563,011	-	-	2,567,220

Capital stock issued for cash on July 5, 2013 - at $0.40 - Note 6	2,196,133	2,196	563,257	-	-	565,453
Less: Share issue costs			(112,174)	-	-	(112,174)
Initial purchase shares issued under equity line on July 5, 2013 - at $0.40 - Note 7	591,858	592	99,750	-	-	100,342
Less: Share issue costs	-	-	(71,335)	-	-	(71,335)
Common stock to be issued for cash - at $0.50	-	-	-	60,000	-	60,000
Stock-based compensation	-	-	1,002,500			1,002,500
Net loss for the period	-	-	-	-	(3,700,046)	(3,700,046)

Balance, September 30, 2013	37,237,588	$37,238	$38,644,523	$60,000	$(41,204,972)	$(2,463,211)

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012

Note 1	Business Description, Basis of Presentation and Liquidity

Business

Anavex Life Sciences Corp. (the “Company”) is a pharmaceutical company engaged in the development of drug candidates.

The Company’s lead compound, ANAVEX 2-73 is being developed to treat Alzheimer’s disease through disease modification.

In pre-clinical studies conducted in France, and in Greece, ANAVEX 2-73 demonstrated anti- amnesic and neuroprotective properties. Based on these pre-clinical studies, the Company sponsored a Phase 1 single ascending dose study of ANAVEX 2-73, which was initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services. The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. During the year ended September 30, 2013, clinical trials had been delayed due to lack of funding. On July 5, 2013, the Company completed the closing of a private placement offering and a $10,000,000 purchase agreement (Note 7), the proceeds from which the Company will use to further its business plan and clinical trials of ANAVEX 2-73.

The Company plans to initiate a multiple ascending dose study of ANAVEX 2-73 in the first half of fiscal year 2014. Additionally we intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Basis of Presentation and Liquidity

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-K.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 2

Note 1	Business Description, Basis of Presentation and Liquidity – (cont’d)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2013, the Company had an accumulated deficit of $41,204,972 (2012 - $37,504,926), had a working capital deficit of $1,559,211 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. Management expects the Company's cash requirement over the next twelve months to be approximately $6,000,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 2	Summary of Significant Accounting Policies

a)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, conversion features embedded in convertible notes payable, derivative valuations, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

b)	Principles of Consolidation

These consolidated financial statements include the accounts of Anavex Life Sciences Corp. and its wholly-owned subsidiary, Anavex Life Sciences (France) SA, a company incorporated under the laws of France. All inter-company transactions and balances have been eliminated.

c)	Development Stage Company

The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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
September 30, 2013 and 2012 – Page 4

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

In addition, the Company incurs expenses in respect of the acquisition of intellectual property relating to patents. The probability of success and length of time to developing commercial applications of the drugs subject to the acquired patents and trademarks is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the acquired patents will ever be successfully commercialized. Due to these risks and uncertainties, the acquisition costs of patents do not meet the definition of an asset and thus are expensed as incurred.

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
September 30, 2013 and 2012 – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

i)	Income Taxes – (cont’d)

The Company has adopted the provisions of FASB ASC 740 "Income Taxes" regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, and its recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As additional information is obtained, there may be a need to periodically adjust the recognized tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations.

j)	Basic and Diluted Loss per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended September 30, 2013, loss per share excludes 12,224,479 (2012 – 6,025,141) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 6

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
September 30, 2013 and 2012 – Page 7

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

At September 30, 2013, the Company’s Level 3 liabilities consisted of share purchase warrants that are required to be accounted for as liabilities pursuant to ASC 815 because the terms of the warrants contain provisions that are in violation of the fixed for fixed criteria of that guidance.

The Company calculated the fair value at the inception of these contracts and as at September 30, 2013 using the binomial option pricing model to determine the fair value, using the following assumptions:

		At September
	At inception	30, 2013

Risk-free interest rate	0.28%	0.10%

Expected life (years)	1.49	1.25

Expected volatility	81.57%	77.51%

Stock price	$0.61	$0.65

Dividend yields	0.00%	0.00%

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2013 and 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 8

Note 2	Summary of Significant Accounting Policies – (cont’d)

m)	Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815 Derivatives and Hedging. The result of this accounting treatment is that the fair value of the embedded derivative is marked- to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company uses the binomial option pricing model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

n)	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 9

Note 3	Equipment

		September 30, 2013
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,631	$-

		September 30, 2012
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,055	$576

Note 4	Derivative Liabilities

During the year ended September 30, 2013, the Company issued an aggregate of 6,448,966 share purchase warrants that are required to be accounted for as liabilities pursuant to ASC 815 because the terms of the warrants contain provisions that are in violation of the fixed for fixed criteria of that guidance such that the warrant agreements provide the holder with a full ratchet down adjustment to the exercise price such that in the event the Company, during the term of the warrants, issues common stock or common stock equivalents at a price per share lower than the exercise price of the warrants, the exercise price of the warrants will be adjusted to equal the price at which the new common stock or common stock equivalents are issued.

At September 30, 2013, these share purchase warrants were still outstanding and were being accounted for as liabilities carried at fair value.

During the year ended September 30, 2012, the Company had derivative liabilities that consisted of embedded conversion features in the Company’s convertible promissory notes.

Pursuant to the guidance of ASC 815, these derivative instruments are required to be recorded as liabilities on the balance sheet measured at fair value and are marked-to-market at each balance sheet date with the change in fair value being recorded in the consolidated statements of operations as other income or expense.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 10

Note 4	Derivative Liabilities – (cont’d)

A summary of the Company’s derivative liabilities for the years ended September 30, 2013 and 2012 is as follows:

	2013	2012

Balance, beginning of the period	$-	$67,500
Fair value at issuance of derivative liability	919,000	-
Change in fair value of derivative liability	(15,000)	(67,500)
Balance, end of the period	$904,000	$-

The convertible promissory notes containing embedded conversion features that were required to be separately accounted for as derivative liabilities matured during the year ended September 30, 2012 and consequently, the liability was extinguished as at September 30, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 11

Note 5	Promissory Notes Payable

	September 30,
	2013	2012
Promissory note dated June 6, 2012 bearing interest at 8% per annum, due on demand	$-	$49,000

Promissory note dated June 26, 2012 bearing interest at 8% per annum, due on demand	-	250,000

Promissory note dated December 31, 2012 bearing interest at 12% per annum, due on December 31, 2013	100,000	-

Promissory note dated January 9, 2013 with a principal balance of $84,060 (CDN$86,677), bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	84,060	-

Promissory note dated January 9, 2013 with a principal balance of $26,803 (CDN$27,639), bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	26,803	-
	210,863	299,000
Less: current portion	(210,863)	(299,000)
	$-	$-

On June 6, 2012, the Company issued a promissory note having a principal balance of $49,000 with terms that included interest at 8% per annum and matured on December 3, 2012. On July 5, 2013, this note, along with accrued interest of $3,200, was settled in exchange for 130,501 units of the Company. Each unit consisted of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $0.75 per share for a period of five years from the date of issuance. In connection with the issuance of this note, the Company paid a finder’s fee totaling $4,900 which was deferred and amortized to income using the effective interest method over the terms of the note. As at September 30, 2013, there remained an unamortized balance of $Nil (September 30, 2012: $1,215) in respect of this deferred financing charge.

On June 26, 2012, the Company issued a promissory note having a principal balance of $250,000 with terms that included interest at 8% per annum and matured on March 31, 2013. On July 5, 2013, this note, along with accrued interest of $15,233, was settled in exchange for 663,082 units of the Company. Each unit consisted of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $0.75 per share for a period of five years from the date of issuance.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 12

Note 5	Promissory Notes Payable – (cont’d)

On October 17, 2012, the Company issued a promissory note having a principal balance of $150,000 with terms that included interest at 8% per annum and matured on March 31, 2013. On July 5, 2013, this note, along with accrued interest of $5,425 was settled in exchange for 388,562 units of the Company. Each unit consisted of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $0.75 per share for a period of five years from the date of issuance.

On November 14, 2012, the Company issued a promissory note having a principal balance of $50,000 with terms that included interest at 8% per annum and matured on March 31, 2013. On July 5, 2013, this note, along with accrued interest of $1,501 was settled in exchange for 128,753 units of the Company. Each unit consisted of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $0.75 per share for a period of five years from the date of issuance.

On December 31, 2012, the Company issued a promissory note having a principal balance of $100,000 with terms that included interest at 12% per annum and matured on June 30, 2013, in exchange for an accounts payable owing in respect of unpaid consulting fees. This note was not repaid on June 30, 2013 and the maturity date has been extended to December 31, 2013.

On February 8, 2013, the Company issued a promissory note having a principal balance of $50,000 with terms that included interest at 10% per annum and matured on June 8, 2013. On July 5, 2013, this note, along with accrued interest of $699 was settled in exchange for 126,747 units of the Company. Each unit consisted of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $0.75 per share for a period of five years from the date of issuance.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 13

Note 5	Promissory Notes Payable – (cont’d)

On January 9, 2013, the Company issued two promissory notes (the “Secured Notes”);

a)

The Company issued a promissory note in the amount of $87,865 (CDN$86,677) to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)

The Company issued a promissory note in the amount of $28,017 (CDN$27,639) to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

The Secured Notes are secured by a right to delay the transfer of any or all of the Company’s assets until the obligations of the Secured Notes are satisfied, including a restriction on the transfer of cash by the Company and a security interest over the intellectual property of the Company. The security interests of the Secured Notes is ranked senior to any and all security interests granted prior to the issuance of the notes and to all subsequent security interests granted, unless the holders agree in writing to other terms.

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

The Company did not repay the notes on June 30, 2013. The Company has disputed the issuance of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company had not accrued any late fees in connection with these promissory notes as at September 30, 2013 as the Company does not consider these amounts to be legally enforceable.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 14

Note 5	Promissory Notes Payable – (cont’d)

Extinguishment of promissory notes payable and accounts payable

On July 5, 2013, the Company issued equity units in settlement of certain of its promissory notes and trade accounts payable. Each unit consisted of one common share and common share purchase warrant entitling the holder to purchase an additional common share at $0.75 until July 5, 2018.

The promissory note and accounts payable settlements are summarized as follows:

Amount Settled			Units issued
		Accrued			Loss on
Date of Note	Principal	Interest	Number	Fair Value	Settlement
Promissory notes payable
June 6, 2012	49,000	3,200	130,501	98,205	46,005
June 26, 2012	250,000	15,233	663,082	498,972	233,739
October 17, 2012	150,000	5,425	388,562	292,394	136,969
November 14, 2012	50,000	1,501	128,753	96,887	45,386
February 8, 2013	50,000	699	126,747	95,377	44,678
	549,000	26,058	1,437,645	1,081,835	$506,777

Accounts payable	1,108,506	-	2,771,265	2,085,386	976,880

	$1,657,506	$26,058	4,208,910	$3,167,221	$1,483,657

The fair value of each unit issued was determined to be $0.753 determined by aggregating (i) the fair value of $0.61 for the Company’s common shares based on their quoted market price on the date of settlement and (ii) the fair value of $0.143 for each warrant included in the Company’s units. The fair value of the Company’s warrants was determined using the binomial option pricing model with the following assumptions:

Stock price	$0.61
Exercise price	$0.75
Expected volatility	81.57%
Risk-free discount rate	0.28%
Expected term	1.49 years
Expected dividend yield	0.00%

The loss on settlement of debt was reduced by an amount of $11,449 relating to the interest that accrued on the promissory notes that was forgiven upon settlement of the notes payable in exchange for shares.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 15

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
September 30, 2013 and 2012 – Page 16

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

On June 19, 2009, the Company issued 495,556 units at $2.25 per unit for total proceeds of $1,115,000 pursuant to private placement agreements. Each unit consisted of one common share and one and one-half of a common share purchase warrant entitling the holder to purchase additional common shares at $2.25 per share until June 19, 2011.

On June 26, 2009, the Company issued 22,222 common shares at $2.51 per share for finder’s fees related to the issuance of a $500,000 note payable. The common shares were recorded based upon the quoted market price of the Company’s common stock on the issue date.

On August 19, 2009, the Company issued 128,888 units at $2.25 per unit for total proceeds of $289,998. Of these placements, 40,000 units consisted of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until July 9, 2010 and 88,888 Units consisted of one common share and one and one- eighth share purchase warrant entitling the holder to purchase an additional common shares at $2.25 per share until August 4, 2011. The Company paid finders’ fees totalling $19,000 in respect of these private placements.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 17

Note 6	Capital Stock – (cont’d)

On October 2, 2009 the Company issued 266,666 units at $2.25 per unit for proceeds of $600,000 pursuant to private placement agreements. Each unit consisted of one common share and one and one-eighth common share purchase warrant entitling the holder to purchase an additional common shares at $2.25 per share until October 2, 2011. The Company had received $300,000 of this amount in the year ended September 30, 2010.

On February 2, 2010 the Company issued 49,505 common shares of the Company, at their fair value of $2.02 per share pursuant to an agreement with a former officer to settle an outstanding amount owed.

On April 9, 2010, the Company issued 92,499 units at $2.60 per unit for proceeds of $240,498 pursuant to private placement agreements. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $3.50 per share until April 9, 2011.

On April 30, 2010, the Company issued 9,825 common shares of the Company, at $2.85 per share as consideration for terminating a consulting agreement and for services rendered under the agreement. The common shares were recorded based upon the quoted market price of the Company’s common stock on the date of the termination of the agreement.

On June 29, 2010, the Company issued 941,000 units at $2.50 per unit for total proceeds of $2,352,500 pursuant to private placement agreements. Each unit consisted of one common share and one-half of a common share purchase warrant entitling the holder to purchase additional common shares at $3.50 per share until December 29, 2011.

On July 5, 2010, the Company issued 400,000 units in settlement of $1,000,000 owing to a creditor. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at 3.50 per share until January 5, 2012. The fair value of the units issued was determined to be $1,444,000 on the date they were issued and thus the Company recorded a loss on settlement of accounts payable of $444,000 with a corresponding credit to additional paid-in capital of the same amount on date of issuance. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $3.50, stock price - $3.15, expected volatility – 68.45%, expected life – 1.5 years, dividend yield – 0.00%.

On September 3, 2010, the Company issued 163,000 units at $2.75 per unit for proceeds of $448,250 pursuant to private placement agreements. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $3.75 per share until March 3, 2012.

On September 3, 2010, the Company issued 9,000 units at $2.75 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $3.75 per share until March 3, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 18

Note 6	Capital Stock – (cont’d)

On September 30, 2010, the Company issued 510,638 common shares at $2.35 per share pursuant to the terms of a convertible note payable.

On September 30, 2010, the Company issued 82,310 units at $2.25 per unit pursuant to the terms of convertible notes payable. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $3.50 per share until September 30, 2011.

On September 30, 2010, the Company issued 245,748 units at $2.25 per unit pursuant to the terms of convertible notes payable. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $3.00 per share until September 30, 2012.

On November 18, 2010, the Company issued 393,846 units at $2.75 per unit for proceeds of $1,083,075 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $4.50 per share until May 18, 2012. The Company paid a finder’s fee totalling $65,363 in respect of this private placement.

On November 18, 2010, the Company issued 3,636 units at $2.75 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $4.50 per share until May 18, 2012.

On November 18, 2010, the Company issued 853,075 units in the conversion of two notes payable originally convertible at $2.50. The Company recorded debt conversion expense of $504,160, related to the fair value of the additional units issued as a result of converting at the lower conversion price. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $3.00 per share until November 18, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $3.00, stock price - $4.12, expected volatility – 78.33%, expected life – 2.0 years, dividend yield – 0.00%, risk-free rate – 0.52%.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 19

Note 6	Capital Stock – (cont’d)

On November 25, 2010, the Company issued 29,851 units at $3.35 per unit for proceeds of $100,000 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $4.50 per share until November 25, 2012.

On November 25, 2010, the Company issued 2,985 units at $3.35 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $4.50 per share until November 25, 2012.

On February 1, 2011, the Company issued 61,014 units at $3.75 per unit for proceeds of $228,800 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $5.25 per share until August 1, 2012.

On May 3, 2011, the Company issued 33,334 units at $3.00 per unit for proceeds of $100,000 pursuant to a private placement agreement. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $4.00 per share until April 20, 2013.

On June 19, 2011, the Company issued 700,000 common shares at $2.25 per share for proceeds of $1,575,000 pursuant to the exercise of warrants.

On September 26, 2011, the Company issued 650,000 units in settlement of $975,000 of debt owing. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $2.00 per share until September 26, 2012. The Company recorded a loss on settlement of accounts payable in the amount of $84,963 based on the fair value of shares being $975,000 at their issuance and the fair value of the warrants determined to be $84,963. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $2.00, stock price - $1.50, expected volatility – 69%, expected life – 1.0 years, dividend yield – 0.00%, risk-free interest rate – 0.10%.

On December 6, 2011, the Company issued 615,600 units at $1.25 per unit for proceeds of $769,500 pursuant to private placement agreements. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $2.00 per share until December 6, 2012. The Company paid finder’s fees of $77,000 in connection with this private placement.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 20

Note 6	Capital Stock – (cont’d)

On February 9, 2012 the Company issued 8,000 units for service rendered by a director and officer of the Company. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $2.00 per share until February 9, 2013. The fair value of the units issued was determined to be $15,896 on the date they were issued and the Company recorded consulting fees of $15,896 on the statement of operations for the year ended September 30, 2012. The fair value of the shares included in the units was determined with reference to their quoted market price and the value of the warrants was determined using the Black-Scholes model with the following assumptions: exercise price - $2.00, stock price - $1.74, expected volatility – 84.88%, expected life – 1.0 years, risk free interest rate – 0.15%, dividend yield – 0.00%.

On February 9, 2012, the Company issued 270,000 units at $1.25 per unit for proceeds of $337,500 pursuant to private placement agreements. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $2.00 per share until February 9, 2013. The Company paid a finder’s fee of $33,750 in connection with this private placement.

On May 31, 2012, the Company issued 2,700,513 units in settlement of $1,297,889 in promissory notes and $52,367 of accrued interest on these notes, which was included in accounts payable and accrued liabilities Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $0.75 per share until November 30, 2013.

On June 26, 2012, the Company agreed to issue 75,000 common shares to the former president of the Company for past services and in final settlement of a consulting agreement dated February 1, 2007. These shares were issued on July 12, 2012.

On July 5, 2013, the Company issued 4,208,910 units in settlement of $549,000 in promissory notes, $26,058 of accrued interest on these notes, which was included in accounts payable and accrued liabilities, and $1,108,506 in other accounts payable and accrued liabilities. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $0.75 per share until July 5, 2018 (Note 5).

On July 5, 2013, the Company issued 2,196,133 units at $0.40 per unit for gross proceeds of $878,453 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $0.75 per share until July 5, 2018. The Company paid finder’s fees of $89,680 and issued warrants to purchase 43,923 shares of common stock at $0.75 per share until July 5, 2018 in connection with this private placement. In addition, the Company incurred share issuance costs of $16,494.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 21

Note 6	Capital Stock – (cont’d)

All of the 6,448,966 warrant agreements issued on July 5, 2013 contain the following provisions:

(i)

a full ratchet down adjustment to the exercise price such that in the event the Company, during the term of the warrants, issues common stock or common stock equivalents at a price per share lower than the exercise price of the warrants, the exercise price of the warrants will be adjusted to equal the price at which the new common stock or common stock equivalents are issued;

(ii)

a put option whereby in the event of certain fundamental transactions, as defined in the warrant agreements, the Company may be required to pay the Holder an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model, for each warrant held by the Holder; and

(iii)

a contingent call provision whereby the Company may have the option to call for cancellation all of any portion of the warrants for consideration equal to $0.001 per share, provided the quoted market price of the Company’s common stock exceeds $1.50 for a period of twenty consecutive trading days, subject to certain minimum volume restrictions and other restrictions as provided in the warrant agreements.

Common stock to be issued

During the year ended September 30, 2013, the Company received $60,000 in share subscriptions in respect of the issuance of 120,000 units at $0.50 per unit. Each unit will consist of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $1.00 per share for a period of five years from the date of issuance.

Note 7	Equity Line of Credit

On July 5, 2013, the Company entered into a $10,000,000 purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”) an Illinois limited liability company (the “Financing”) pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10,000,000 in value of its shares of common stock from time to time over a 36 month period. In connection with the Financing, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 22

The Company will determine, at its own discretion, the timing and amount of its sales of common stock, subject to certain conditions and limitations. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement will be based on the market price of the Company’s shares of common stock immediately preceding the time of sale without any fixed discount, provided that in no event will such shares be sold to Lincoln Park when the closing sale price is less than $0.50 per share. There are no upper limits on the per share price that Lincoln Park may pay to purchase such common stock. The purchase price will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split or similar transaction occurring during the business days used to compute such price.

Pursuant to the Purchase Agreement, Lincoln Park initially purchased 250,000 shares of the Company’s common stock for $100,000. In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 341,858 shares of common stock as a commitment fee and shall issue up to 133,409 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the remaining $10,000,000 aggregate commitment. The Purchase Agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

On October 23, 2013, the registration statement was declared effective by the SEC.

The Company incurred $71,335 in direct expenses in connection with the Purchase Agreement and registration statement. These were recorded as share issuance costs as a charge against additional paid in capital during the year ended September 30, 2013.

Note 8	Related Party Transactions

The following amounts have been donated to the Company by the directors:

			January 23, 2004
	Year ended September 30,		(Date of Inception)
	2013	2012	to September 30, 2013

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt forgiven by directors	-	-	33,666
	$-	$-	$52,041

During the year ended September 30, 2013, the Company was charged consulting fees totaling $81,072 (2012: $479,434) by directors, officers and a significant shareholder of the Company. As at September 30, 2013, included in accounts payable and accrued liabilities is $30,447 (2012: $127,452) owing to directors and officers of the Company and a former director and officer of the Company.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 23

On July 5, 2013, pursuant to an employment agreement with the newly appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and Director, of the Company, the Company:

i)

granted 2,000,000 fully vested share purchase options exercisable at $0.40 per share until July 5, 2023. The Company recognized stock based compensation expense of $1,002,500 (2012: $Nil) during the year ended September 30, 2013 in connection with these options.

ii)	issued 4,000,000 shares of restricted common stock that vest as follows:

•	25% upon the Company starting a Phase Ib/IIb human study
•	25% upon the Company in-licensing additional assets in clinical or pre-clinical stage
•	25% upon the Company securing additional non-dilutive equity funding in 2013 of at least $5,000,000 with a share price higher than the previous funding.
•	25% upon the Company obtaining a listing on a major stock exchange.

No stock-based compensation has been recorded in connection with the issuance of these shares in the financial statements for the year ended September 30, 2013 as none of the performance conditions have yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 24

Note 9	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance, September 30, 2011	2,655,479	$3.16
Expired	(1,552,651)	$3.16
Issued	3,147,313	$0.93
Balance, September 30, 2012	4,250,141	$1.16
Expired	(1,549,628)	$2.56
Issued	6,448,966	$0.75
Balance, September 30, 2013	9,149,479	$0.75

At September 30, 2013, the Company has 9,149,479 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
2,700,513	$0.75	November 30, 2013
6,448,966	$0.75	July 5, 2018
9,149,479

During the year ended September 30, 2012, the exercise price and expiry of 200,000 warrants exercisable at $3.50 and expiring January 5, 2012 were modified and extended such that these warrants were exercisable at $1.50 until January 5, 2013. The fair value of this modification was determined to be $80,200 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.11%, expected life: 1.0 year, annualized volatility: 79.46%, dividend rate: 0%.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 25

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan

In April, 2007, the Company adopted a stock option plan which provides for the granting of stock options to selected directors, officers, employees or consultants in an aggregate amount of up to 3,000,000 common shares of the Company and, in any case, the number of shares to be issued to any one individual pursuant to the exercise of options shall not exceed 10% of the issued and outstanding share capital. The granting of stock options, exercise prices and terms are determined by the Company's Board of Directors. If no vesting schedule is specified by the Board of Directors on the grant of options, then the options shall vest over a 4-year period with 25% of the options granted vesting each year commencing 1 year from the grant date. For stockholders who have greater than 10% of the outstanding common shares of the Company and who have granted options, the exercise price of their options shall not be less than 110% of the fair of the stock on grant date. Otherwise, options granted shall have an exercise price equal to their fair value on grant date.

On February 2, 2011, the Company amended and restated the 2007 stock option plan to increase the number of options authorized to 4,000,000.

A summary of the status of Company’s outstanding stock purchase options for the year ended September 30, 2013 is presented below:

		Weighted	Weighted
	Number of	Average	Average Grant
	Shares	Exercise Price	Date fair value
Outstanding at September 30, 2011	2,375,000	$3.18
Forfeited	(1,100,000)	$2.82
Granted	500,000	$1.50	$0.72
Outstanding at September 30, 2012	1,775,000	$2.94
Expired	(550,000)	$3.86
Forfeited	(150,000)	$3.72
Granted	2,000,000	$0.40	$0.50
Outstanding at September 30, 2013	3,075,000	$1.26
Exercisable at September 30, 2013	2,305,000	$0.79
Exercisable at September 30, 2012	905,000	$2.81

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 26

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At September 30, 2013, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
150,000 (1)	150,000	$3.10	June 30, 2014	-	0.75
500,000 (2)	-	$2.50	October 19, 2013	-	0.05
5,000 (3)	5,000	$2.50	March 2, 2014	-	0.42
50,000 (4)	50,000	$3.50	June 30, 2014	-	0.75
100,000 (5)	100,000	$3.67	March 30, 2016	-	2.50
270,000 (6)	-	$3.00	February 8, 2017	-	3.36
2,000,000 (7)	2,000,000	$0.40	July 5, 2023	500,000	9.77
3,075,000	2,305,000			500,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2013.

(1)

As at September 30, 2013 and 2012, these options had fully vested. During the year ended September 30, 2012, the expiry of these options was extended from June 3, 2013 to June 30, 2014. The fair value of this modification was determined to be $18,600 and was determined using the Black Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.31%, expected life: 2.0 years, annualized volatility: 84.74%, dividend rate: 0%. The Company did not recognize any stock-based compensation for these options during the year ended September 30, 2013 (2012: $18,600).

(2)

As at September 30, 2013 and 2012, none of these options have vested. The options vest as to 100,000 per compound entered into a phase II trial. The fair value of these options was calculated to be $740,000, which the Company has not yet recognized in the financial statements as the performance conditions have not yet been met.

(3)	As at September 30, 2013 and 2012, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the year ended September 30, 2013 (2012: $nil).

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 27

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(4)

As at September 30, 2013 and 2012, these options had fully vested. The Company did not recognize any stock-based compensation during the year ended September 30, 2013 (2012: $nil). During the year ended September 30, 2012, the expiry of these options was shortened from June 29, 2015 to June 30, 2014. The Company did not recognize any stock based compensation expense in connection with this modification because the fair value of the modified options was less than the fair value of the options under the old terms.

(5)

As at September 30, 2013 and 2012, these options had fully vested. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the year ended September 30, 2013 (2012: $6,500).

(6)

As at September 30, 2013 and 2012, these options had not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

(7)

As at September 30, 2013 these options had fully vested (2012: None of these options had vested). These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company recognized stock based compensation expense of $1,002,500 (2012: $Nil) during the year ended September 30, 2013 in connection with these options.

During the year ended September 30, 2013, 150,000 options were forfeited for which the Company had recognized stock-based compensation of $Nil (2012: $163,415) during the year ended September 30, 2013.

During the year ended September 30, 2012, 1,100,000 options were forfeited for which the Company had recognized stock-based compensation of $33,493 during the year ended September 30, 2012.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	2013	2012
Risk-free interest rate	2.73%	0.83% - 2.19%
Expected life of options	10.0 years	4.25 - 5.0 years
Annualized volatility	71.39%	57.87% - 95.25%
Dividend rate	0.00%	0.00%

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 28

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At September 30, 2013, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-Date
	Shares	Price	Fair Value
Unvested options at September 30, 2011	1,445,000	$3.33	$2.17
Granted	500,000	$1.50	$0.72
Forfeited	(900,000)	$2.74	$1.60
Vested	(175,000)	$3.71	$2.70
Unvested options at September 30, 2012	870,000	$2.81	$1.82
Granted	2,000,000	$0.40	$0.50
Expired	(100,000)	$3.86	$2.49
Vested	(2,000,000)	$0.40	$0.50
Unvested options at September 30, 2013	770,000	$2.68	$1.74

As at September 30, 2013, there was no unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in the current fiscal year. There has been no stock-based compensation recognized in the financial statements for the year ended September 30, 2013 (2012: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Stock-based compensation amounts, including those relating to shares issued for services during the years ended September 30, 2013 and 2012, are classified in the Company’s Statement of Operations as follows:

	2013	2012
Consulting fees	$-	$312,903
Research and development	-	80,200
Salaries and wages	1,002,500	-
	$1,002,500	$393,103

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 29

Note 10	Income Taxes

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	2013	2012
Tax rate	34%	34%

Net operating loss carryforwards	$7,141,000	$6,775,000
Research and development tax credits	705,000	741,000
Foreign exchange	(19,000)	28,000
Accrued bonuses	34,000	34,000
Intangible asset costs	51,000	34,000
Stock-based compensation	633,000	-
Valuation allowance for deferred tax assets	(8,545,000)	(7,612,000)

Net deferred tax assets	$-	$-

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2013	2012

Income benefit at statutory rate	$(1,258,000)	$(2,823,000)
Foreign income taxed at foreign statutory rate	-	(2,000)
Debt extinguishment	501,000	1,302,000
Research and development tax credit	(17,000)	(175,000)
Fair value of derivative liability	7,000	(23,000)
Debt accretion	-	33,000
Other permanent differences	(5,000)	113,000
Adjustment to prior years' tax provision	(161,000)	-
Change in valuation allowance	933,000	1,575,000

Income Tax Expense	$-	$-

As of September 30, 2013, the Company had net operating loss carry-forwards of approximately $21,022,000 (2012: $20,196,000) available to offset future taxable income. The carry-forwards will begin to expire in 2027 unless utilized in earlier years. The Company has not yet filed any tax returns in France as they are not yet due.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 30

Note 10	Income Taxes – (cont’d)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established at both September 30, 2013 and 2012.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation. The Company is subject to tax examinations by tax authorities for all taxation years commencing on or after 2005.

Note 11	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended September 30, 2013;

a)

The Company issued three promissory notes in the principal amounts of $100,000, $87,865 (CDN$86,677) and $28,017 (CDN$27,639) in exchange for accounts payable owing to three vendors in respect of unpaid consulting fees.

b)

The Company issued 4,208,910 units of the Company at their fair value of $1.02 per unit to settle (i) interest bearing notes payable outstanding in the amount of $549,000; (ii) accrued interest in connection with the notes payable of $26,058 included in accounts payable and accrued liabilities; and (iii) accounts payable of $1,108,506. Each unit consisted of one common share and one common share purchase warrant exercisable into one additional common share for $0.75 per share until July 5, 2018. In addition, in connection with the settlement, $11,449 of accrued interest with respect to the notes payable was forgiven. The Company recorded a loss on debt settlement of $1,472,208 as a result of this transaction.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013 and 2012 – Page 31

Note 11	Supplemental Cash Flow Information – (cont’d)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On November 12, 2013, the board of directors, approved the dismissal of BDO Canada LLC (“BDO Canada”) as the company's independent registered public accounting firm, effective November 12, 2013

No report prepared by BDO Canada included in our financial statements for the past two fiscal years, as well as the subsequent interim periods through the November 12, 2013, contained an adverse opinion, disclaimers of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, and included explanatory paragraphs.

During the two most recent fiscal years, as well as the subsequent interim period through November 12, 2013, there have been no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and BDO Canada on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Canada, would have caused it to make reference to the subject of such disagreements in connection with any report prepared by BDO Canada. Further, there have been no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

On November 12, 2013, the Board approved the engagement of BDO USA, LLC (“BDO USA”) as the company's independent registered public accounting firm to perform independent audit services. Neither the company, nor anyone on its behalf, has consulted BDO USA regarding the application of accounting principles related to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively, of Regulation S-K under the Securities Act of 1933, as amended.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2013. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses Identified

(1) Control environment - We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) and (3) below. Our control environment was ineffective because of the following material weaknesses:

(a)

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (GAAP) commensurate with our financial reporting requirements and business environment. This material weakness resulted in a material post closing adjustment which has been reflected in the financial statements for the year ended September 30, 2013. This adjustment caused changes in current liabilities, stockholders' equity, and expenses, which were not originally recorded in accordance with ASC Topic 815 Derivatives and Hedging.

(b)

There was insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended September 30, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected; and

(2) Monitoring of internal control over financial reporting—We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a)

Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed and in place or not operating effectively.

(b)

We did not maintain an effective internal control monitoring function. Specifically, there were insufficient policies and procedures to effectively determine the adequacy of our internal control over financial reporting and to monitoring the ongoing effectiveness thereof.

(3) Equity Transactions—We did not establish and maintain effective controls to ensure the correct application of GAAP related to equity transactions. Specifically, we did not adequately review private placement agreements to identify potential derivative instruments.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting in light of our strategic plan.

Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing processes and procedures intended to mitigate any material weaknesses identified.

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

Changes in Internal Control over Financial Reporting

On July 5, 2013 we appointed Christopher Missling as our President, Chief Executive Officer and Chief Financial Officer. Prior to his appointment, these roles and related internal control functions were temporarily vacant as a result of the resignation of our former principal executive officers during the second fiscal quarter.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	47	July 5, 2013
Athanasios Skarpelos	Director	46	January 9, 2013

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Christopher Missling, PhD. Christopher Missling has over twenty (20) years of healthcare industry experience in big pharmaceutical, biotech industry and investment banking. Most recently, from March, 2007 until his appointment by our company, Mr. Missling served as the head of healthcare investment banking at Brimberg & Co. in New York, New York. Also, Mr. Missling served as the Chief Financial Officer of Curis, Inc. (NASDAQ:CRIS) and ImmunoGen, Inc. (NASDAQ:IMGN). Mr. Missling earned his MS and PhD from the University of Munich and an MBA from Northwestern University Kellogg School of Management.

Athanasios Skarpelos. Athanasios (Tom) Skarpelos is a self-employed investor with 17 years of experience working with private and public companies. For the past 10 years, he has been focused on biotechnology companies involved in drug discovery and drug development projects. Mr. Skarpelos was engaged as a consultant to our company for one year effective August 2, 2010. His experience has led to relationships with researchers at academic institutes in Europe and North America. Mr. Skarpelos is a founder of Anavex.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted our policy on our website at www.anavex.com.

Audit Committee and Audit Committee Financial Experts

We do not have a standing audit committee at the present time. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee at this time because management believes the functions of an audit committee can be adequately performed by the board of directors.

We do not deem either of our directors as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons for the last two completed fiscal years:

a)	our principal executive officers;
b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2013 who had total compensation exceeding $100,000; and

c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended September 30, 2013 and 2012, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Annual Compen- sation ($)	Total ($)

Christopher Missling, PhD(1) President, Chief Executive Officer, Chief Financial Officer and Director	2013 2012	60,000 Nil	Nil Nil	1,600,000(5) Nil	1,002,500 Nil	Nil Nil	2,662,500 Nil

Robert Chisholm(2) President, Chief Financial Officer and Director	2013 2012	24,677 96,217	Nil Nil	Nil Nil	Nil Nil	Nil Nil	24,677 96,217

Harvey Lalach (3) Former President, Former Chief Operating, Former Director	2013 2012	Nil 130,000	Nil Nil	Nil 75,000	Nil 18,600	Nil Nil	Nil 223,600

George Tidmarsh (4) Former Executive Director	2013 2012	Nil 42,012	Nil Nil	Nil 15,896	Nil 33,493	Nil Nil	Nil 91,401

(1)	Christopher Missling was appointed as director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on July 5, 2013.

(2)

Robert Chisholm was appointed President and Chief Financial Officer on June 26, 2012. Prior to that date, Mr. Chisholm served as a director to the company. Mr. Chisholm resigned as President and Chief Financial Officer and director on January 9, 2013. These fees are included in consulting fees in our consolidated financial statements.

(3)

Harvey Lalach was appointed President and Secretary on April 25, 2006. On August 27, 2011, Mr. Lalach was appointed Chief Operating Officer and on May 13, 2011 he was appointed interim Chief Financial Officer. Mr. Lalach resigned as an officer and director of our company on June 26, 2012.

(4)

George Tidmarsh was appointed as an executive director on October 12, 2011 and received consulting fees and stock option awards in his capacity as Executive Director. Mr. Tidmarsh resigned on March 17, 2012.

(5)

Mr. Missling was granted 4,000,000 shares of restricted common stock that vest upon the occurrence of certain financial and clinical milestones. The value of stock awards issued to Christopher Missling is presented at the quoted market price of these shares on the date of issuance in accordance with FASB ASC Topic 718 for the awards that are expected to vest.

Consulting Agreements

Robert Chisholm

Effective June 26, 2012, Robert Chisholm was appointed President and Chief Financial Officer of the company. Mr. Chisholm was remunerated at a rate of CDN$7,500 per month through a company with which he is associated. Effective January 9, 2013, Mr. Chisholm resigned from his positions as both an officer and a director and his agreement was terminated in connection therewith.

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

Christopher Missling

In connection with Mr. Missling’s appointment as Chief Executive Officer, the Company and Mr. Missling entered into an employment agreement commencing on July 5, 2013 and ending on July 5, 2016, whereby: (a) the Company shall pay to Mr. Missling an initial monthly base salary of $20,000 with Mr. Missling being eligible for bonuses and salary increases; (b) Mr. Missling received a sign-on stock option grant; (c) Mr. Missling shall receive a restricted stock grant subject to certain vesting milestones; (d) Mr. Missling shall be able to participate in the Company’s employee benefit plans; and (e) the Company agreed to indemnify Mr. Missling in connection with his provision of services to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2013.

		Option Awards					Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Christopher Missling	2,000,000	Nil	Nil	0.40	July 5, 2023	4,000,000	1,600,000	Nil	Nil

Athanasios Skarpelos	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Robert Chisholm	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Sean Lowry	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Harvey Lalach	150,000 50,000	Nil	Nil	3.10 3.50	June 30, 2014 June 30, 2014	Nil	N/A	Nil	N/A

We have not adopted any other equity compensation plan other than our 2007 Stock Option Plan.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Athanasios Skarpelos	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Sean Lowry (1)	30,977	Nil	Nil	Nil	Nil	Nil	30,977

(1)	Sean Lowry was paid a fee for his service as chairman of the company’s audit committee.

We reimburse our directors for expenses incurred in connection with attending board meetings.

During the fiscal year ended September 30, 2013, there were no standard arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Our employment agreement with Christopher Missling, PhD contains provisions regarding our obligations to Mr. Missling upon his termination and upon a change of control. In the event of a change of control, as such term is defined in the employment agreement, all of the restricted stock granted to Mr. Missling shall vest. Depending on the nature of the termination of Mr. Missling’s services, certain of his salary, bonus and granted securities shall vest in the amounts at such time as set forth in the agreement. A copy of the employment agreement is set forth in its entirety as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 24, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Common Stock	Athanasios Skarpelos 2, Place du Port Geneva, Switzerland CH 1204	5,225,832	Direct	14.0%

Common Stock	Christopher Missling 51 W 552nd Street, 7th floor New York, NY 10019	2,000,000(2)		5.1%

Common Stock	Directors & Executive Officers as a group (2 persons)	7,225,832		18.4%

Common Stock	Euro Genet Labs S.A. 27 Marathonos Avenue 15351 Pallini Athens, Greece	2,771,265	Direct	7.4%

Common Stock	The Stone Hedge Ltd. Maritime House Frederick Street Nassau, Bahamas	2,306,179	Direct	6.2%

(1)

Percentage of ownership is based on 37,237,588 shares of our common stock issued and outstanding as of December 24, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes 2,000,000 stock options that have vested. Does not include 4,000,000 shares of restricted common stock that vest pursuant to the achievement of certain objectives

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Prior to his appointment as an officer and director of the Company, Christopher Missling, PhD was employed by the Company’s financial advisor and placement agent that participated in our July, 2013 private placement. There have been no other transactions, since October 1, 2012, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

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

Director Independence

We deem that Christopher Missling, PhD is not independent as that term is defined by NASDAQ 5605(a)(2) because Mr. Missling serves as our President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer. We have also determined that Athanasios Skarpelos is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended September 30, 2013 and 2012:

BDO USA LLP

	2013	2012

Audit Fees	$50,000	Nil

Audit Related Fees	Nil	Nil

Tax Fees	Nil	Nil

All Other Fees	Nil	Nil

Total Fees	$50,000	Nil

The fees included above to BDO USA, LLP during the year ended September 30, 2013 relates to an estimate of the audit fees of the Company’s annual consolidated financial statements filed on Form 10-K for the year ended September 30, 2013.

BDO Canada LLP

	2013	2012

Audit Fees	$30,522	$78,187

Audit Related Fees	$16,214	Nil

Tax Fees	$6,019	$5,161

All Other Fees	Nil	Nil

Total Fees	$52,755	$83,348

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided by BDO Canada LLP for the fiscal years ended September 30, 2013 and 2012, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for professional services rendered in connection with the Company’s filing on form S-1 Registration Statement.

Tax Fees. Consist of fees billed for the preparation of corporate tax returns

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed or expected to be billed by BDO Canada LLP and BDO USA, LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining BDO Canada LLP and BDO USA, LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
3.3

Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8- K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides dated January 31, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.2	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 22, 2007)
10.3

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2007)

10.4	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.5	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.6	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.7	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.8	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)

Exhibit Number	Description
10.9	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.10	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.12	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.13	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.14	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.15	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.16	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.20	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.21	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.22	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.23	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.24	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.25	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.26	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.27	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.28	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.29	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)

Exhibit Number	Description
10.30	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Form of Subscription Agreement for US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.32	Form of Subscription Agreement for non-US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.33	Form of Warrant Certificate for US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.34	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.35	Shares for Services Agreement dated July 5, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.36	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.37

Agreement for Services with Genesis Biopharma Group LLC dated August 10, 2010 (incorporated by reference to an exhibit of our Current Report on Form 8-K filed on August 18, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.38

Agreement for Services with ABX-CRO Advanced Pharmaceutical Services dated August 10, 2010 (incorporated by reference to an exhibit of our Current Report on Form 8-K filed on August 18, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.39	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.40	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.41	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.42	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.43	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.44	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.45	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.46	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.47	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)

Exhibit Number	Description
10.48	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.49	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.50	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.53	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.54	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.55	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.56	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.57	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.58	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.59	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)
10.61	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.62	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.63	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.64	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.65	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)

Exhibit Number	Description
10.66	Amended Stock Option Agreement dated September 16, 2011 with Cameron Durrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 21, 2011)
10.67	Consulting Agreement dated effective October 10, 2011, with George Tidmarsh (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 14, 2011)
10.68	Form of subscription agreement for services (US purchaser) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.69	Form of subscription agreement for units (Offshore purchasers) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.70	Unsecured Promissory Note dated April 20, 2012 issued to Georgia Georgopoulou (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2012)
10.71	Form of subscription agreements for convertible debenture and promissory notes (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 7, 2012)
10.72	Promissory Note dated October 17, 2012 issued to Akira International Limited (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 31, 2012)
10.73	Promissory Note dated November 12, 2012 issued to Akira International Limited (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 31, 2012)
10.74	Form of SPA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.75	Form of Exchange Agreement (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on July 8, 2013)
10.76	Form of Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.77	Form of Registration Rights Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.78

Purchase Agreement, dated as of July 5, 2013, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)

10.79

Registration Rights Agreement, dated as of July 5, 2013, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)

10.80

Employment Agreement, dated as of July 5, 2013, by and between the Company and Christopher Missling, PhD (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 14, 2013)

10.81*	2012 Addendum to the Contract for the Transfer of a Patent Invention and Scientific Collaboration dated January 11, 2013
10.82*	Appendix A to the 2012 Addendum to the Contract for the Transfer of a Patent Invention and Scientific Collaboration dated January 11, 2013

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD.
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 30, 2013	ANAVEX LIFE SCIENCES CORP.

By:	/s/ Christopher Missling, PhD
Name:	Christopher Missling, PhD
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling	Chief Executive Officer, Chief Financial	December 30, 2013
Christopher Missling	Officer (Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)

/s/ Athanasios Skarpelos	Director	December 30, 2013
Athanasios Skarpelos