Form 10-Q
period 2013-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2014-02-14
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8365999
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

51 West 52nd Street, 7th Floor, New York, NY USA 10019
(Address of principal executive offices) (Zip Code)

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
37,640,098 shares of common stock outstanding as of February 14, 2014.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2013 and September 30, 2013
(Unaudited)

ASSETS
	December 31,	September 30,
	2013	2013

Current
Cash	$95,927	$345,074
Prepaid expenses	52,825	48,375
	148,752	393,449
Equipment	2,135	-
	$150,887	$393,449

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,620,777	$1,741,797
Promissory notes payable	200,364	210,863
	1,821,141	1,952,660
Derivative liability	-	904,000
	1,821,141	2,856,660

CAPITAL DEFICIT

Capital stock
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
37,640,098 common shares (September 30, 2013 - 37,237,588)	37,641	37,238
Additional paid-in capital	39,078,440	38,644,523
Share subscriptions received	60,000	60,000
Deficit accumulated during the development stage	(40,846,335)	(41,204,972)
	(1,670,254)	(2,463,211)
	$150,887	$393,449

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2013 and 2012
and for the period from January 23, 2004 (Date of Inception) to December 31, 2013
(Unaudited)

			January 23, 2004
	Three months ended December 31,		(Date of Inception) to
	2013	2012	December 31, 2013
Expenses
Accounting and audit fees	$73,325	$67,000	$872,197
Amortization and depreciation	192	465	5,823
Bank charges and interest	704	490	47,408
Consulting fees - Note 8 and 9	51,000	135,411	12,066,989
Insurance	16,125	-	91,246
Investor relations	26,991	18,600	987,273
Legal fees	32,818	57,544	879,161
Management fees - Note 8	-	-	14,625
Office and miscellaneous expense	2,310	-	154,013
Registration and filing fees	12,457	9,354	200,489
Rent and administration	12,000	-	248,670
Research and development - Note 9	5,180	127,003	12,827,976
Salaries and wages - Notes 8 and 9	64,482	-	1,131,776
Travel	12,024	-	772,874
Website design and maintenance	-	-	30,648

	(309,608)	(415,867)	(30,331,168)

Other income (expenses)
Interest and financing fees	(3,287)	(10,225)	(680,649)
Accretion of debt discount	-	-	(2,174,661)
Change in fair value of derivative liability	683,000	-	234,726
Debt conversion expense	-	-	(504,160)
Loss on settlement of accounts payable	-	-	(1,754,933)
Loss on extinguishment of debt	-	-	(5,010,868)
Foreign exchange loss	(11,468)	(27,425)	(73,818)

Gain (loss) for the period	$358,637	$(453,517)	$(40,295,531)

Income (loss) per share
Basic	$0.01	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic	37,484,793	30,240,687
Diluted	43,933,759	30,240,687

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2013 and 2012
and for the period from January 23, 2004 (Date of Inception) to December 31, 2013
(Unaudited)
January 23, 2004

	Three months ended December 31,		(Date of Inception) to
	2013	2012	December 31, 2013

Cash Flows used in Operating Activities
Net gain (lossL for the period	$358,637	$(453,517)	$(40,295,531)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	192	465	5,823
Accretion of debt discount	-	-	2,174,661
Stock-based compensation	-	-	5,845,047
Amortization of deferred financing charge	-	1,215	163,927
Change in fair value of derivative liability	(683,000)	-	(234,726)
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	-	406,405
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	415,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	-	-	504,160
Loss on settlement of accounts payable	-	-	1,754,933
Loss on extinguishment of debt	-	-	5,010,868
Rent contributed	-	-	3,750
Unrealized foreign exchange	(10,499)	-	(15,436)
Changes in non-cash working capital balances related to operations:
VAT recoverable	-	-	-
Prepaid expenses	(20,449)	-	(20,449)
Accounts payable and accrued liabilities	(79,871)	320,264	6,158,588
Net cash used in operating activities	(434,990)	(131,573)	(16,999,918)

Cash Flows used in Investing Activities
Acquisition of equipment	(2,327)	-	(7,958)
Net cash used in investing activities	(2,327)	-	(7,958)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	188,170	-	11,236,288
Share subscriptions received	-	-	60,000
Proceeds from promissory notes	-	200,000	5,649,000
Financing fees	-	-	(108,150)
Repayment of promissory note	-	-	(100,000)
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	188,170	200,000	17,103,803

Increase (decrease) in cash during the period	(249,147)	68,427	95,927
Cash, beginning of period	345,074	11,362	-
Cash, end of period	$95,927	$79,789	$95,927

Supplemental Cash Flow Information - Note 10

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Capital Deficit
For the period from January 23, 2004 (Date of Inception) to December 31, 2013

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
For the period from January 23,2004 (Date of Inception) to December 31,2013

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
For the period from January 23,2004 (Date of Inception) to December 31,2013

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
For the period from January 23, 2004 (Date of Inception) to December 31,2013

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
For the period from January 23, 2004 (Date of Inception) to December 31,2013

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
For the period from January 23, 2004 (Date of Inception) to December 31,2013

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

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Capital Deficit
For the period from January 23,2004 (Date of Inception) to December 31,2013

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2013 - brought forward	37,237,588	37,238	38,644,523	60,000	(41,204,972)	(2,463,211)
Equity units issued under equity line	400,000	400	187,770	-	-	188,170
Commitment shares issued under terms of equity line	2,510	3	(3)	-	-	-
Recovery of share issue costs	-	-	25,150	-	-	25,150
Reclassification of derivative liability upon modification of warrant terms			221,000			221,000
Net gain for the period	-	-	-	-	358,637	358,637

Balance, December 31, 2013	37,640,098	$37,641	$39,078,440	$60,000	$(40,846,335)	$(1,670,254)

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

Note 1	Business Description, Basis of Presentation and Liquidity

Business

Anavex Life Sciences Corp. (the “Company”) is a pharmaceutical company engaged in the development of drug candidates.

The Company’s lead compound, ANAVEX 2-73 is being developed to treat Alzheimer’s disease through disease modification.

In pre-clinical studies conducted in France, and in Greece, ANAVEX 2-73 demonstrated anti- amnesic and neuroprotective properties. Based on these pre-clinical studies, the Company sponsored a Phase 1 single ascending dose study of ANAVEX 2-73, which was initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services. The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. During the three months ended December 31, 2013, clinical trials had been delayed due to lack of funding. On July 5, 2013, the Company completed the closing of a private placement offering and a $10,000,000 purchase agreement (Note 7), the proceeds from which the Company will use to further its business plan and clinical trials of ANAVEX 2-73.

The Company plans to initiate a multiple ascending dose study of ANAVEX 2-73 and to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Basis of Presentation and Liquidity

These interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. These interim condensed financial statements should be read in conjunction with the audited financial statements included in its annual report on Form 10-K for the year ended September 30, 2013. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ended September 30, 2014.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

Note 1	Business Description, Basis of Presentation and Liquidity – (cont’d)

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2013, the Company had an accumulated deficit of $40,846,335 (September 30, 2013 - $41,204,972), had a working capital deficit of $1,672,389 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due. Management may attempt to raise funds by issuing equity or debt financing. Management expects the Company’s cash requirement over the next twelve months to be approximately $6,000,000. While the Company is attempting to raise funds, there is no assurance that such activity will be successful.

Basic and Diluted Loss per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Additionally, the numerator is also adjusted for changes in fair value of the warrant liability which is presumed to be share settled. For the three months ended December 31, 2013, loss per share excludes 9,023,966 (2012 – 4,697,847) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

Note 2	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Note 3	Equipment

	December 31, 2013
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$2,327	$192	$2,135

	September 30, 2013
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,631	$-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

Note 4	Derivative Liabilities

During the year ended September 30, 2013, the Company issued an aggregate of 6,448,966 common stock purchase warrants that were required to be accounted for as liabilities pursuant to ASC 815.

At September 30, 2013, these common stock purchase warrants were still outstanding and were being accounted for pursuant to the guidance of ASC 815, whereby these derivative instruments are required to be recorded as liabilities on the balance sheet measured at fair value and were marked-to-market at each balance sheet date with the change in fair value being recorded in the consolidated statements of operations as other income or expense.

Effective in the three months ended December 31, 2013, the common stock purchase warrants were amended. As of the modification date, these warrants are no longer required to be accounted for as liabilities.

Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of modification into equity, with the change in fair value up to the date of modification being recorded on the consolidated statements of operations as other income.

A summary of the Company’s derivative liabilities for the three months ended December 31, 2013 and for the year ended September 30, 2013 is as follows:

	December31,	September30,
	2013	2013

Balance, beginning of the period	$904,000	$-
Fair value at issuance of derivative liability	-	919,000
Change in fair value of derivative liability	(683,000)	(15,000)
Transfer to equity upon modification of warrant terms	(221,000)	-
Balance, end of the period	$-	$904,000

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

Note 5	Promissory Notes Payable

	December 31,	September 30,
	2013	2013
Promissory note dated December 31, 2012 with a principal balance of $93,490 (CDN$100,000) bearing interest at 12% per annum, due on March 31, 2014	93,490	100,000

Promissory note dated January9, 2013 with a principal balance of $84,060 (CDN$86,677), bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	81,035	84,060

PromissorynotedatedJanuary9, 2013 with a principal balance of $26,803 (CDN$27,639), bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	25,839	26,803
	200,364	210,863
Less: current portion	(200,364)	(210,863)
	$-	$-

On December 31, 2012, the Company issued a promissory note having a principal balance of $93,490 (CDN$100,000) with terms that included interest at 12% per annum and matured on June 30, 2013, in exchange for an accounts payable owing with respect to unpaid consulting fees. This note was not repaid on June 30, 2013 and the maturity date has been extended to March 31, 2014.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

Note 5	Promissory Notes Payable – (cont’d)

On January 9, 2013, the Company issued two (2) promissory notes (the “Secured Notes”);

a)

The Company issued a promissory note in the amount of $81,035 (CDN$86,677) to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)

The Company issued a promissory note in the amount of $25,839 (CDN$27,639) to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

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

In addition, the Secured Notes contain a provision whereby if they are not repaid within 10 days of their maturity dates, they shall bear late fees in addition to interest accruing, at a rate of $100 per day per note. In an event of default by the Company, under the terms of the Secured Notes, the notes shall bear additional late fees of $500 per day per note.

Subsequent to the issuance of these Secured Notes, the President resigned as President, Secretary, Treasurer, CFO and director of the Company and the Director resigned as director of the Company.

The Company did not repay the notes on June 30, 2013. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of December 31, 2013 or September 30, 2013, as the Company does not consider these amounts to be legally enforceable.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
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
December 31, 2013 and 2012
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

On June 11, 2009 the Company issued 36,000 units at $2.25 per unit for proceeds of $81,000 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until June 11, 2010. The Company paid finder’s fees in the amount of $8,100 in relation to this private placement.

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

On August 19, 2009, the Company issued 128,888 units at $2.25 per unit for total proceeds of $289,998. Of these placements, 40,000 units consisted of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $4.00 per share until July 9, 2010 and 88,888 Units consisted of one common share and one and one-eighth share purchase warrant entitling the holder to purchase an additional common shares at $2.25 per share until August 4, 2011. The Company paid finders’ fees totalling $19,000 in relation to these private placements.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

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

On April 9, 2010, the Company issued 92,499 units at $2.60 per unit for proceeds of $240,498 pursuant to private placement agreements. Each unit consisted of one common share and one- half common share purchase warrant entitling the holder to purchase additional common shares at $3.50 per share until April 9, 2011.

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

On September 3, 2010, the Company issued 9,000 units at $2.75 per unit for finder’s fees related to the private placement of the same date. Each unit consisted of one common share and one- half common share purchase warrant entitling the holder to purchase additional common shares at $3.75 per share until March 3, 2012.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

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
December 31, 2013 and 2012
(Unaudited)

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
December 31, 2013 and 2012
(Unaudited)

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

On February 9, 2012, the Company issued 270,000 units at $1.25 per unit for proceeds of $337,500 pursuant to private placement agreements. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $2.00 per share until February 9, 2013. The Company paid a finder’s fee of $33,750 in connection with this private placement. During the three months ended December 31, 2013, the Company recorded a recovery of $25,150 in respect of these finder’s fees, which has been recorded as additional paid in capital.

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
December 31, 2013 and 2012
(Unaudited)

Note 6	Capital Stock – (cont’d)

All of the 6,448,966 warrant agreements issued on July 5, 2013 contain a contingent call provision whereby the Company may have the option to call for cancellation all or any portion of the warrants for consideration equal to $0.001 per share, provided the quoted market price of the Company’s common stock exceeds $1.50 for a period of twenty consecutive trading days, subject to certain minimum volume restrictions and other restrictions as provided in the warrant agreements.

Common stock to be issued

During the year ended September 30, 2013, the Company received $60,000 in share subscriptions in respect of the issuance of 120,000 units at $0.50 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $1.00 per share for a period of five years from the date of issuance.

Note 7	Lincoln Park Purchase Agreement

On July 5, 2013, the Company entered into a $10,000,000 purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”) an Illinois limited liability company (the “Financing”) pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10,000,000 in value of its shares of common stock from time to time over a 25 month period. In connection with the Financing, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

Note 7	Lincoln Park Purchase Agreement – (Cont’d)

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

During the three months ended December 31, 2013, the Company issued to Lincoln Park an aggregate of 402,510 shares of common stock under the Purchase Agreement, including 400,000 shares of common stock for an aggregate purchase price of $188,170 and 2,510 commitment shares.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

Note 8	Related Party Transactions

The following amounts have been donated to the Company by the directors:

			January23, 2004
	Three months ended December 31,		(Date of Inception)
	2013	2012	to September 30,2 013

Management fees	$-	$-	$14,625
Rent	-	-	3,750
Debt for given by directors	-	-	33,666
	$-	$-	$52,041

During the three months ended December 31, 2013, the Company was charged consulting fees totaling $Nil (2012: $70,418) by directors, officers and companies controlled by directors and officers of the Company.

As of December 31, 2013, included in accounts payable and accrued liabilities was $28,851 (September 30, 2013: $30,447) owing to directors and officers of the Company and a former director and officer of the Company.

During the year ended September 30, 2013, pursuant to an employment agreement with the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and Director, of the Company, the Company:

i)

granted 2,000,000 fully vested share purchase options exercisable at $0.40 per share until July 5, 2023. No stock based compensation expense has been recognized during the three months ended December 31, 2013 and 2012 in connection with these options. The Company recognized stock based compensation expense of $1,002,500 during the year ended September 30, 2013 in connection with these options.

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

No stock-based compensation has been recorded in connection with the issuance of these shares in the financial statements to December 31, 2013 as none of the performance conditions have yet been met.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

Note 9	Commitments

a) Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance,September30,2012	4,250,141	$1.16
Expired	(1,549,628)	$2.56
Issued	6,448,966	$0.75
Balance,September30,2013	9,149,479	$0.75
Expired	(2,700,513)	$0.75
Balance,December31,2013	6,448,966	$0.75

At December 31, 2013, the Company had 6,448,966 share purchase warrants outstanding exercisable at $0.75 per share until July 5, 2018.

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

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

Note 9	Commitments – (cont’d)

b) Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the year ended December 31, 2013 is presented below:

		Weighted	Weighted
		Average Exercise	Average Grant
	Number of Shares	Price	Date fair value
OutstandingatSeptember30,2012	1,775,000	$2.94
Expired	(550,000)	$3.86
Forfeited	(150,000)	$3.72
Granted	2,000,000	$0.40	$0.50
OutstandingatSeptember30,2013	3,075,000	$1.26
Expired	(500,000)	$2.50
OutstandingatDecember31,2013	2,575,000	$1.02
ExercisableatDecember31,2013	2,305,000	$0.79
ExercisableatSeptember30,2013	2,305,000	$0.79

At December 31, 2013, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
	Number		Exercise		Intrinsic	Contractual
Total	Vested		Price	ExpiryDate	Value	Life(yrs)
150,000	150,000	(1)	$3.10	June 30, 2014	-	0.50
5,000	5,000	(2)	$2.50	March 2, 2014	-	0.17
50,000	50,000	(3)	$3.50	June 30, 2014	-	0.50
100,000	100,000	(4)	$3.67	March 30, 2016	-	2.25
270,000	-	(5)	$3.00	February 8, 2017	-	3.11
2,000,000	2,000,000	(6)	$0.40	July 5, 2023	-	9.52
2,575,000	2,305,000				-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2013.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)
Note 9	Commitments – (cont’d)

b) Stock–based Compensation Plan – (cont’d)

(1)

As of December 31, 2013 and 2012, these options had fully vested. During the year ended September 30, 2012, the expiration date of these options were extended from June 3, 2013 to June 30, 2014. The fair value of this modification was determined to be $18,600 and was determined using the Black Scholes option pricing model using the following weighted average assumptions: risk-free interest rate: 0.31%, expected life: 2.0 years, annualized volatility: 84.74%, dividend rate: 0%. The Company did not recognize any stock-based compensation for these options during the three months ended December 31, 2013 (2012: $Nil).

(2)

As of December 31, 2013 and 2012, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the three months ended December 31, 2013 (2012: $nil).

(3) As of December 31, 2013 and 2012, these options had fully vested. The Company did not recognize any stock-based compensation during the three months ended December 31, 2013 (2012: $nil).

(4)

As of December 31, 2013 and 2012, these options had fully vested. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the three months ended December 31, 2013 (2012: $Nil).

(5)

As of December 31, 2013 and 2012, these options had not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

(6)

As of December 31, 2013 and September 30, 2013 these options had fully vested. These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company recognized stock based compensation expense of $Nil during the three months ended December 31, 2013 (2012: $Nil) in connection with these options.

During the three months ended December 31, 2013, 500,000 options expired for which the Company had recognized stock-based compensation of $Nil (2012: $Nil) during the three months ended December 31, 2013.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2013 and 2012
(Unaudited)

Note 9	Commitments – (cont’d)

b) Stock–based Compensation Plan – (cont’d)

At December 31, 2013, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-Date
	Shares	Price	Fair Value
Unvested options at September 30, 2012	870,000	$2.81	$1.82
Granted	2,000,000	$0.40	$0.50
Expired	(100,000)	$3.86	$2.49
Vested	(2,000,000)	$0.40	$0.50
Unvested options at September 30, 2013	770,000	$2.68	$1.74
Expired	(500,000)	$2.50	$1.48
Unvested options at December 31 ,2013	270,000	$3.00	$2.21

As of December 31, 2013, there was no unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in the current fiscal year.

There has been no stock-based compensation recognized in the financial statements for the three months ended December 31, 2013 (2012: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Note 10	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the three months ended December 31, 2013, the Company reclassified an amount of $221,000 into equity upon modification of the terms of certain derivative instruments.

During the three months ended December 31, 2012, the Company issued a promissory note in the principal amount of $100,000 in exchange for accounts payable owing to one vendor in respect of unpaid consulting fees.

These transactions have been excluded from the statements of cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, statements regarding the anticipated designs of our future clinical studies, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position. We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the risks described in the section entitled “Risk Factors.” These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States and Canada, we assume no obligation to update or supplement forward-looking statements.

As used in this report, the terms “we,” “us,” “our,” “Company,” and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

Our Current Business

We are a pharmaceutical company engaged in the development of drug candidates. Our lead compounds ANAVEX 2-73 and ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept®), are being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases.

In pre-clinical studies conducted in France and in Greece, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576. Based on pre-clinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73, which was initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services (ABX-CRO). The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. As of the end of the period covered by this report, we have not yet continued our clinical trials due to a lack of funding.

The Company plans to continue human clinical trials, among them a multiple ascending dose study of ANAVEX 2-73 and ANAVEX PLUS, and a Phase 2 thereafter in the first half of fiscal year 2014. Additionally, we intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

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

In AD animal models, ANAVEX 2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. In addition, ANAVEX 2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology. In a transgenic AD animal model Tg2576 ANAVEX 2-73 induced a statistically significant neuroprotective effect against the development of oxidative stress in the mouse brain, as well as significantly increased the expression of functional and synaptic plasticity markers that is apparently amyloid-beta independent. It also statistically alleviated the learning and memory deficits developed over time in the animals, regardless of sex, both in terms of spatial working memory and long-term spatial reference memory.

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

ANAVEX PLUS

ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept®) is a potential novel combination drug for Alzheimer’s disease. Aricept® (donepezil) is now generic. ANAVEX 2-73 showed in combination with donepezil an unexpected and clear synergic effect of memory improvement by up to 80% in animal models. A patent application was filed in the US for the combination of donepezil and ANAVEX 2-73 and if granted would give patent protection at least until 2033.

In a humanized calibrated cortical network computer model the unexpected pre-clinical synergy between ANAVEX 2-73 and donepezil was confirmed and ANAVEX PLUS showed an anticipated ADAS-Cog response of 7 points at 12 weeks and 5.5 points at 26 weeks, which represents more than 2x the ADAS-Cog of donepezil alone.

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

ANAVEX 1037

ANAVEX 1037 is designed for the treatment of prostate cancer. It is a low molecular weight, synthetic compound exhibiting high affinity for sigma-1 receptors at nanomolar levels and moderate affinity for sigma-2 receptors and sodium channels at micromolar levels. In advanced pre-clinical studies, this compound revealed antitumor potential with no toxic side effects. It has also been shown to selectively kill human cancer cells without affecting normal/healthy cells and also to significantly suppress tumor growth in immune-deficient mice models. Scientific publications describe sigma receptor ligands positively, highlighting the possibility that these ligands may stop tumor growth and induce selective cell death in various tumor cell lines. Sigma receptors are highly expressed in different tumor cell types. Binding by appropriate sigma-1 and/or sigma-2 ligands can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with ion channels, our drug candidates may play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation.

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

  Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization (WHO). Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition. Our market research leads us to believe that the worldwide market for pharmaceutical treatment of depression exceeds $11 billion annually.

  Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generations anti-epileptic drugs. Our market research leads us to believe the American market for pharmaceutical treatment of epilepsy exceeds $12 billion annually.

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

Expenses

Our expenses for the three and nine months ended December 31, 2013 and 2012 were as follows:

	Three months ended December 31,		Change
	2013	2012	$	%
Accounting and audit fees	$73,325	$67,000	$6,325	9.4%
Amortization	192	465	(273)	(58.7)
Bank charges and interest	704	490	214	43.7
Consulting	51,000	135,411	(84,411)	(62.3)
Insurance	16,125	-	16,125	N/A
Investor relations	26,991	18,600	8,391	45.1
Legal fees	32,818	57,544	(24,726)	(43.0)
Office and miscellaneous	2,310	-	2,310	N/A
Registration and filing fees	12,457	9,354	3,103	33.2
Rent and administration	12,000	-	12,000	N/A
Research and development	5,180	127,003	(121,823)	(95.9)
Salaries and wages	64,482	-	64,482	N/A
Travel	12,024	-	12,024	N/A
Total expenses	$309,608	$415,867	$106,259	(25.6)%

Three Months Ended December 31, 2013 and 2012

Expenses for the three months ended December 31, 2013 decreased by $106,259 over the same period in 2012.

Consulting fees decreased by $84,411 primarily as a result of decreased management infrastructure from the comparative period. In the comparative period, our two former executive officers, as well as our current executive officer, were compensated as consultants. In the current period, our executive officer is compensated as an employee pursuant to an employment agreement effective upon his appointment in July, 2013. Consequently, executive salaries are now included as a component of salaries and wages in the current period.

Insurance expenses have increased by $16,125 in the current period, from $Nil in the comparative period, as a result of the reinstatement of directors and officers liability insurance effective in the fourth quarter of fiscal 2013.

Legal fees decreased by $24,726 primarily as a result of the investigation of intellectual property matters in the comparative period.

Research and Development charges were $5,180 in the current period related to toxicology data analysis. We expect our research and development expenses to increase over the remaining quarters in the current fiscal year as funding is put in place and potential research partners are identified to further advance our clinical trials. In the comparative period, research and development expenses related to a one-time charge to accrue fees owing to former third party research consultants relating to clinical work performed on our behalf.

Travel expenses increased by $12,024 as a result of our Chief Executive Officer’s attendance at investment and biotechnology trade shows and conferences in the current period.

Other income (expenses)

The aggregate amount in the other income (expense) for the three month period ended December 31, 2013, amounted to $668,245 as compared to $(37,650) for the comparable three month period ended December 31, 2012. The largest single increase was as a result of a non-cash benefit related to a change in the calculated fair value over the period of stock purchase warrants being accounted for as derivative liabilities in accordance with US GAAP. These gains arose as a result of the requirement of generally accepted accounting principles in the United States to re-measure derivatives to their respective fair values each reporting period with the changes in fair value being reported as a non-operating item on the consolidated statement of operations.

On December 21, 2013, we entered into amendment agreements with all of the holders of these warrants such that these warrants are no longer required to be accounted for in this manner. As a result of the modification, we expect this type of non-operating income will not accrue in future periods.

Liquidity and Capital Resources

Working Capital

	December 31, 2013	September 30, 2013
Current Assets	148,752	393,449
Current Liabilities	1,821,141	1,952,660
Working Capital Deficiency	$(1,672,389)	(1,559,211)

As of December 31, 2013, we had $95,927 in cash, a decrease of $249,147 from September 30, 2013. The principal reason for this decrease is due to cash used in operations.

We anticipate that we will require up to $6,000,000 for the 12 month period ending December 31, 2014 to implement our plan of operation of researching and developing our compounds, the related patents and any further intellectual property we may acquire. The majority of our capital resources requirement is needed to complete the next clinical trial for ANAVEX PLUS, and to perform work necessary to prepare for further clinical development. If we are not able to secure additional financing, we will not be able to implement and fund this work.

Cash Flows

	Three Month Period Ended December 31,
	2013	2012
Cash flows used in operating activities	$(434,990)	$(131,573)
Cash flows from financing activities	188,170	200,000
Cash flows from investing activities	(2,327)	Nil
Decrease in cash	$(249,147)	$68,427

Cash flow used in operating activities

Our cash used in operating activities for the three month period ended December 31, 2013 was $434,990 compared to $131,573 used in operating activities for the comparative three month period ended December 31, 2012. The increase in cash used in operating activities was primarily as a result of the repayment of current trade payables in the current period as a result of cash available from financings.

Cash flow provided by financing activities

Our cash provided by financing activities for the three month period ended December 31, 2013 was $188,170, attributable to cash received from the issuance of common shares under the Purchase Agreement with LPC (described under Future Financing below). In the comparative period, we had cash inflows of $200,000 from activities related to the issuance of short term debt.

Cash used in investing activities

Cash used in investing activities was $2,327 in the current period as compared to $Nil in the comparative period. This is as a result of a small equipment purchase in the current period.

Going Concern

As of December 31, 2013, we had an accumulated deficit of $40,846,335 since our inception and we expect to incur further losses in the development of our business, which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our independent auditor included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in its report on our annual financial statements for the fiscal year ended September 30, 2013.

Future Financing

We will require additional financing to fund our planned operations, including further strengthening our patents, securing patents for other compounds and any further intellectual property that we may acquire, and commencing clinical development.

On July 5, 2013, the Company entered into a Purchase Agreement (“Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the Purchase Agreement, Lincoln Park initially purchased 250,000 shares of the Company’s common stock for $100,000. The Company has the right, in its sole discretion over a 25-month period, to sell to Lincoln Park up to the additional aggregate commitment of $9.9 Million of shares of common stock. There are no upper limits on the per share price that Lincoln Park may pay to purchase such common stock. Furthermore, the Company controls the timing and amount of any future sales, if any, of shares of common stock to Lincoln Park except that, pursuant to the terms of the Purchase Agreement, we would be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $0.50 per share, subject to adjustment as set forth in the Purchase Agreement. Lincoln Park has no right to require any sales and is obligated to purchase common stock as directed by the Company.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our Annual Report on Form 10-Q filed on December 30, 2013.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings to which we or our subsidiary are a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. However, current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Form of Amendment No. 1 to Common Stock Purchase Warrant, entered into December 21, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 10, 2013)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD.
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)
Date: February 14, 2014