Form 10-Q
period 2014-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2014-05-14
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

1-844-689-3939
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
38,260,097 shares of common stock outstanding as of May 14, 2014.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

(A Development Stage Company)

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2014 and September 30, 2013
(Unaudited)

ASSETS
	March 31,	September 30,
	2014	2013

Current
Cash	$9,193,558	$345,074
Prepaid expenses	28,478	48,375
	9,222,036	393,449
Deferred financing charges	1,068,541	-
Equipment	1,943	-
	$10,292,520	$393,449

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,689,605	1,741,797
Promissory notes payable	193,720	$210,863
	1,883,325	1,952,660
Derivative financial instruments - warrants	-	904,000
Convertible debentures, net of debt discounts	1,011	-
	1,884,336	2,856,660

CAPITAL DEFICIT

Capital stock
Authorized: 150,000,000 common shares, par value $0.001 per share Issued and outstanding: 38,260,098 common shares (September 30, 2013 - 37,237,588)	38,261	37,238
Additional paid-in capital	49,595,118	38,644,523
Common stock to be issued	640,000	60,000
Deficit accumulated during the development stage	(41,865,195)	(41,204,972)
	8,408,184	(2,463,211)
	$10,292,520	$393,449

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2014 and 2013
and for the period from January 23, 2004 (Date of Inception) to March 31, 2014
(Unaudited)

					January 23, 2004
	Three months ended March 31,		Six months ended March 31,		(Date of Inception)
	2014	2013	2014	2013	to March 31, 2014
Operating expenses
General and administrative - Notes 9 and 10	$903,015	$126,551	$1,207,443	$415,415	$18,406,207
Research and development	118,152	560	123,332	127,563	12,946,128

Total operating expenses	(1,021,167)	(127,111)	(1,330,775)	(542,978)	(31,352,335)

Other income (expenses)
Interest and finance expenses, net	(5,079)	(16,558)	(8,366)	(26,783)	(685,728)
Accretion of debt discounts	(1,011)	-	(1,011)	-	(2,175,672)
Change in fair value of derivative financial instruments	-	-	683,000	-	234,726
Debt conversion expense	-	-	-	-	(504,160)
Loss on settlement of accounts payable	-	-	-	-	(1,754,933)
Loss on extinguishment of debt	-	-	-	-	(5,010,868)
Foreign exchange gain (loss)	8,397	37,569	(3,071)	10,144	(65,421)

Total other income (expenses), net	2,307	21,011	670,552	(16,639)	(9,962,056)

Net loss and comprehensive loss for the period	$(1,018,860)	$(106,100)	$(660,223)	$(559,617)	$(41,314,391)

Loss per share
Basic	$(0.03)	$(0.00)	$(0.02)	$(0.02)
Diluted	$(0.03)	$(0.00)	$(0.04)	$(0.02)

Weighted average number of shares outstanding
Basic	37,881,209	30,240,687	37,680,823	30,240,687
Diluted	37,881,209	30,240,687	37,680,823	30,240,687

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2014 and 2013
and for the period from January 23, 2004 (Date of Inception) to March 31, 2014
(Unaudited)

			January 23, 2004
	Six months ended March 31,		(Date of Inception)
	2014	2013	to March 31, 2014

Cash Flows used in Operating Activities
Net loss for the period	$(660,223)	$(559,617)	$(41,314,391)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	384	576	6,015
Accretion of debt discount	1,011	-	2,175,672
Stock-based compensation	-	-	5,845,047
Common shares to be issued for services	610,000	-	610,000
Amortization of deferred financing charge	1,199	1,215	165,126
Change in fair value of derivative financial instruments	(683,000)	-	(234,726)
Consulting expense recorded in exchange for shares to be issued	-	-	236,337
Common shares issued for consulting expenses	-	-	406,405
Promissory note issued for severance	-	-	71,500
Common shares issued for severance	-	-	415,600
Common shares issued for research and development expenses	-	-	800,000
Management fees contributed	-	-	14,625
Debt conversion expense	-	-	504,160
Loss on settlement of accounts payable	-	-	1,754,933
Loss on extinguishment of debt	-	-	5,010,868
Rent contributed	-	-	3,750
Unrealized foreign exchange	(17,143)	(3,590)	(22,080)
Changes in non-cash working capital balances related to operations:
VAT recoverable	-	-	-
Prepaid expenses	(12,253)	-	(12,253)
Accounts payable and accrued liabilities	(22,494)	300,541	6,215,965
Net cash used in operating activities	(782,519)	(260,875)	(17,347,447)

Cash Flows used in Investing Activities
Acquisition of equipment	(2,327)	-	(7,958)
Net cash used in investing activities	(2,327)	-	(7,958)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	398,170	-	11,446,288
Share subscriptions received	(30,000)	-	30,000
Proceeds from promissory notes	-	250,000	5,649,000
Financing fees	(734,840)	-	(842,990)
Repayment of promissory note	-	-	(100,000)
Issuance of convertible debentures	10,000,000		10,000,000
Due to related parties	-	-	33,665
Shareholder advances	-	-	333,000
Net cash provided by financing activities	9,633,330	250,000	26,548,963

Increase (decrease) in cash during the period	8,848,484	(10,875)	9,193,558
Cash, beginning of period	345,074	11,362	-
Cash, end of period	$9,193,558	$487	$9,193,558

Supplemental Cash Flow Information - Note 11

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Capital Deficit
For the period from January 23, 2004 (Date of Inception) to March 31, 2014

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
For the period from January 23, 2004 (Date of Inception) to March 31, 2014

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
For the period from January 23, 2004 (Date of Inception) to March 31, 2014

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
For the period from January 23, 2004 (Date of Inception) to March 31, 2014

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
For the period from January 23, 2004 (Date of Inception) to March 31, 2014

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

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Capital Deficit
For the period from January 23, 2004 (Date of Inception) to March 31, 2014

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2011 - brought forward	26,571,574	$26,572	$28,034,245	$-	$(29,203,221)	$(1,142,404)

Capital stock issued for cash on December 6, 2011 - at $1.25	615,600	616	768,884	-	-	769,500
Less: Share issue costs	-	-	(77,000)	-	-	(77,000)

Capital stock issued for cash on February 9, 2012 - at $1.25	270,000	270	337,230	-	-	337,500
Less: Share issue costs	-	-	(33,750)	-	-	(33,750)

Equity units issued for services on February 9, 2012 - at $1.99	8,000	8	15,888	-	-	15,896
Equity units issued for settlement of loans payable on May 31, 2012	2,700,513	2,700	5,176,884	-	-	5,179,584
Capital stock issued for services on July 12, 2012 - at $1.00	75,000	75	74,925	-	-	75,000
Stock-based compensation	-	-	302,208	-	-	302,208
Net loss for the period	-	-	-	-	(8,301,705)	(8,301,705)

Balance, September 30, 2012	30,240,687	30,241	34,599,514	-	(37,504,926)	(2,875,171)
Equity units issued for settlement of loans payable on July 5, 2013	4,208,910	4,209	2,563,011	-	-	2,567,220
Capital stock issued for cash on July 5, 2013 - at $0.40	2,196,133	2,196	563,257	-	-	565,453
Less: Share issue costs			(112,174)	-	-	(112,174)
Initial purchase shares issued under Purchase Agreement on July 5, 2013 - at $0.40	591,858	592	99,750	-	-	100,342
Less: Share issue costs	-	-	(71,335)	-	-	(71,335)
Common stock to be issued for cash - at $0.50	-	-	-	60,000	-	60,000
Stock-based compensation	-	-	1,002,500			1,002,500
Net loss for the period	-	-	-	-	(3,700,046)	(3,700,046)

Balance, September 30, 2013 - brought forward	37,237,588	$37,238	$38,644,523	$60,000	$(41,204,972)	$(2,463,211)

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Capital Deficit
For the period from January 23, 2004 (Date of Inception) to March 31, 2014

					Deficit
	Common Stock				Accumulated
	Shares	Par Value	Additional	Common	During the
			Paid-in	Shares to be	Development
			Capital	Issued	Stage	Total

Balance, September 30, 2013 - brought forward	37,237,588	$37,238	$38,644,523	$60,000	$(41,204,972)	$(2,463,211)
Equity units issued under Purchase Agreement	400,000	400	187,770	-	-	188,170
Commitment shares issued under terms of Purchase Agreement	2,510	3	(3)	-	-	-
Capital stock issued for cash - at $0.50	120,000	120	59,880	(60,000)		-
Capital stock issued for cash - at $0.30	500,000	500	149,500	30,000		180,000
Share issue costs, net of recovery	-	-	(2,452)	-	-	(2,452)
Issuance of detachable warrants	-	-	5,989,900	-	-	5,989,900
Agent's warrants issued in connection with convertible debentures	-	-	334,900	-	-	334,900

Beneficial conversion feature on convertible debentures issued	-	-	4,010,100	-	-	4,010,100
Reclassification of derivative financial instruments upon modification of warrant terms	-	-	221,000	-	-	221,000

Capital stock to be issued pursuant to employment agreement	-	-	-	610,000	-	610,000
Net loss for the period	-	-	-	-	(660,223)	(660,223)

Balance, March 31, 2014	38,260,098	$38,261	$49,595,118	$640,000	$(41,865,195)	$8,408,184

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2012
(Unaudited)

Note 1	Business Description, Basis of Presentation and Liquidity

Business

Anavex Life Sciences Corp. (the “Company”) is a pharmaceutical company engaged in the development of drug candidates.

The Company’s lead compound, ANAVEX 2-73 is being developed to treat Alzheimer’s disease through disease modification.

In pre-clinical studies conducted in France and in Greece, ANAVEX 2-73 demonstrated anti- amnesic and neuroprotective properties. Based on these pre-clinical studies, the Company sponsored a Phase 1 single ascending dose study of ANAVEX 2-73, which was initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services. The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. Clinical trials had been delayed due to lack of funding. During the six months ended March 31, 2014, the Company completed the closing of a securities purchase agreement in the aggregate principal amount of $10,000,000 (Note 6), the proceeds from which the Company intends to use to further its business plan and clinical trials of ANAVEX 2-73 and ANAVEX PLUS.

The Company plans to continue human clinical trials, among them a prospective Phase 1b/2a study of ANAVEX 2-73 and ANAVEX PLUS, and a Phase 2 trial thereafter and to identify and initiate discussions with potential partners in the next 12 months. Further, the Company may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further its goals.

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

Certain amounts for the prior periods have been reclassified to conform to the current period’s presentation. These reclassifications did not impact reported results or earnings per share.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 2

Note 1	Business Description, Basis of Presentation and Liquidity – (cont’d)

Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2014.

Basic and Diluted Loss per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Additionally, the numerator is also adjusted for changes in fair value of the warrant liability which is presumed to be share settled. For the six months ended March 31, 2014, loss per share excludes 77,305,632 (2012 – 4,697,847) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti- dilutive.

Note 2	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Note 3	Equipment

		March 31, 2014
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$2,327	$384	$1,943

		September 30, 2013
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,631	$-

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 3

Note 4	Derivative Financial Instruments

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

Effective in the six months ended March 31, 2014, the common stock purchase warrants were amended. As of the modification date, these warrants are no longer required to be accounted for as liabilities.

Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of modification into equity, with the change in fair value up to the date of modification being recorded on the consolidated statements of operations as other income.

A summary of the Company’s derivative liabilities for the three months ended March 31, 2014 and for the year ended September 30, 2013 is as follows:

	March 31,	September 30,
	2014	2013

Balance, beginning of the period	$904,000	$-
Fair value at issuance of derivative liability	-	919,000
Change in fair value of derivative liability	(683,000)	(15,000)
Transfer to equity upon modification of warrant terms	(221,000)	-
Balance, end of the period	$-	$904,000

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 4

Note 5	Promissory Notes Payable

	March 31,	September 30,
	2014	2013
Promissory note dated December 31, 2012 with a principal balance of $90,390 (CDN$100,000) bearing interest at 12% per annum, due on June 30, 2014	90,390	100,000

Promissory note dated January 9, 2013 with a principal balance of $78,348 (CDN$86,677), bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	78,348	84,060

Promissory note dated January 9, 2013 with a principal balance of $24,982 (CDN$27,639), bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	24,982	26,803
	193,720	210,863
Less: current portion	(193,720)	(210,863)
	$-	$-

On December 31, 2012, the Company issued a promissory note having a principal balance of $90,390 (CDN$100,000) with terms that included interest at 12% per annum and matured on June 30, 2013, in exchange for an accounts payable owing with respect to unpaid consulting fees. This note was not repaid on June 30, 2013 and the maturity date has been extended to June 30, 2014.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 5

Note 5	Promissory Notes Payable – (cont’d)

On January 9, 2013, the Company issued two (2) promissory notes (the “Secured Notes”);

a)

The Company issued a promissory note in the amount of $78,348 (CDN$86,677) to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)

The Company issued a promissory note in the amount of $24,982 (CDN$27,639) to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

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

Subsequent to the issuance of these Secured Notes, the former President resigned as President, Secretary, Treasurer, CFO and director of the Company and the former Director resigned as director of the Company.

The Company did not repay the notes on June 30, 2013. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of March 31, 2014 or September 30, 2013, as the Company does not consider these amounts to be legally enforceable.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 6

Note 6	Senior Convertible Debentures

	March 31,	September 30,
	2014	2013

Senior Convertible Debentures, non-interest bearing, unsecured, due March 18, 2044	10,000,000	-

Less: Debt Discount	(9,998,989)	-
	1,011	-
Less: current portion	(1,011)	-
	$-	$-

On March 13, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which the Company issued senior convertible debentures in the aggregate principal amount of $10,000,000 (the “Debentures”).

In connection with the issuance of the Debentures, the Company issued an aggregate of 67,666,666 share purchase warrants as follows:

		Non-
	Purchasers	purchasers	Total
Series A Warrants	33,333,333	500,000	33,833,333
Series B Warrants	33,333,333	500,000	33,833,333
	66,666,666	1,000,000	67,666,666

Each Series A warrant is exercisable into one common share of the Company at $0.30 per share until March 18, 2019.

Each Series B warrant is exercisable into one common share of the Company at $0.42 per share until March 18, 2019

The Debentures are unsecured, non-interest bearing and are due on March 18, 2044. At any time, the Purchasers are entitled to convert the Debentures, in whole or in part, into common shares of the Company at $0.30 per share (“the Conversion Price”). The Conversion Price of the debenture will be adjusted in the event of common stock dividend, split or consolidation.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 7

Note 6	Senior Secured Convertible Debentures

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Debentures between the Debentures and the detachable Purchaser warrants using the relative fair value method. The fair value of the Purchaser warrants of $22,326,200 at issuance resulted in a debt discount at issuance of $5,989,900.

The Company recorded a beneficial conversion feature discount of $4,010,100 in respect of the Debentures issued, based on the intrinsic value of the conversion feature limited to a maximum of the total proceeds of the Debentures allocated to the Debentures.

The total debt discount at issuance of $10,000,000 is being amortized using the effective interest method over the term of the Debentures. During the six months ended March 31, 2014, the Company recorded accretion expense of $1,011 (2013: $Nil) in respect of the accretion of this discount.

In consideration for the Debentures issued, the Company issued an aggregate of 1,000,000 share purchase warrants to non-lenders as described above. The fair value of the Non- Purchaser Warrants of $334,900, along with finder’s fees and other financing costs directly associated with the issuance of the Debentures in the amount of $734,840, was recorded as a deferred financing charge and is being amortized to income over the term of the Debentures using the effective interest method. During the six months ended March 31, 2014, the Company had recorded financing expense of $1,199 (2013: $Nil) in respect of the amortization of these charges. Accumulated amortization as at March 31, 2014 was $1,199 (2013: $Nil).

The fair value of the Purchaser and Non-Purchaser warrants at issuance was determined using the Black Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	1.56%

Expected life (years)	5.00

Expected volatility	97.16%

Dividend yields	0.00%

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with each Purchaser whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of the Company’s common stock issuable upon conversion of the Debentures and upon exercise of the Purchaser warrants.

The Registration Statement was filed with the SEC on April 11, 2014.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 8

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
March 31, 2014 and 2013
Unaudited – Page 9

Note 7	Capital Stock – (cont’d)

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
March 31, 2014 and 2013
Unaudited – Page 10

Note 7	Capital Stock – (cont’d)

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
March 31, 2014 and 2013
Unaudited – Page 11

Note 7	Capital Stock – (cont’d)

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
March 31, 2014 and 2013
Unaudited – Page 12

Note 7	Capital Stock – (cont’d)

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
March 31, 2014 and 2013
Unaudited – Page 13

Note 7	Capital Stock – (cont’d)

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

On February 9, 2012, the Company issued 270,000 units at $1.25 per unit for proceeds of $337,500 pursuant to private placement agreements. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to purchase additional common shares at $2.00 per share until February 9, 2013. The Company paid a finder’s fee of $33,750 in connection with this private placement. During the six months ended March 31, 2014, the Company recorded a recovery of $25,150 in respect of these finder’s fees, which has been recorded as additional paid in capital.

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
March 31, 2014 and 2013
Unaudited – Page 14

Note 7	Capital Stock – (cont’d)

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

On February 24, 2014, the Company issued 120,000 units at $0.50 per unit for gross proceeds of $60,000, which was received during the year ended September 30, 2013. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $1.00 per share for a period of five years from the date of issuance.

On February 24, 2014, the Company issued 500,000 units at $0.30 per unit for gross proceeds of $150,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $0.75 per share for a period of five years from the date of issuance.

Common stock to be issued

On February 28, 2014, the Company received $30,000 in share subscriptions in respect of the issuance of 100,000 units at $0.30 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $0.75 per share for a period of five years from the date of issuance.

Note 8	Lincoln Park Purchase Agreement

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
March 31, 2014 and 2013
Unaudited – Page 15

Note 8	Lincoln Park Purchase Agreement – (Cont’d)

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

Pursuant to the Purchase Agreement, Lincoln Park initially purchased 250,000 shares of the Company’s common stock for $100,000. In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 341,858 shares of common stock as a commitment fee and shall issue up to 133,409 shares pro rata, when and if, Lincoln Park purchases, at the Company’s discretion, the remaining $10,000,000 aggregate commitment. The Purchase Agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

On October 23, 2013, the registration statement was declared effective by the SEC.

The Company incurred $98,939 in direct expenses in connection with the Purchase Agreement and registration statement. These were recorded as share issuance costs as a charge against additional paid in capital during the year ended September 30, 2013 and during the six months ended March 31, 2014.

During the six months ended March 31, 2014, the Company issued to Lincoln Park an aggregate of 402,510 shares of common stock under the Purchase Agreement, including 400,000 shares of common stock for an aggregate purchase price of $188,170 and 2,510 commitment shares.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 16

Note 9	Related Party Transactions

During the three and six months ended March 31, 2014, the Company was charged consulting fees totaling $Nil and $Nil, respectively (2013: $10,654 and $81,072, respectively) by directors, officers of the Company.

As of March 31, 2014, included in accounts payable and accrued liabilities was $23,196 (September 30, 2013: $30,447) owing to directors and officers of the Company and a former director and officer of the Company.

During the year ended September 30, 2013, pursuant to an employment agreement with the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and Director, of the Company, the Company:

i)

granted 2,000,000 fully vested share purchase options exercisable at $0.40 per share until July 5, 2023. No stock based compensation expense has been recognized during the three months ended March 31, 2014 and 2012 in connection with these options. The Company recognized stock based compensation expense of $1,002,500 during the year ended September 30, 2013 in connection with these options.

ii)	issued 4,000,000 shares of restricted common stock that vest as follows:

•	25% upon the Company starting a Phase Ib/IIb human study
•	25% upon the Company in-licensing additional assets in clinical or pre-clinical stage (vested during the six months ended March 31, 2014)
•	25% upon the Company securing additional non-dilutive equity funding in 2013 of at least $5,000,000 with a share price higher than the previous funding
•	25% upon the Company obtaining a listing on a major stock exchange

Included in operating results for the three and six months ended March 31, 2014 is an amount of $610,000 relating to the vesting of 1,000,000 shares of restricted common stock upon the achievement of certain performance conditions. The fair value of $0.61 per share was determined with reference to the quoted market price of the Company's shares on the commitment date. This amount has been included in common stock to be issued at March 31, 2014.

Included in operating results for the period from January 23, 2004 (Date of inception) to March 31, 2014 is $18,375 in general and administrative expenses donated to the Company by the directors and $33,666 in debts forgiven by the directors of the Company.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 17

Note 10	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance, September 30, 2012	4,250,141	$1.16
Expired	(1,549,628)	$2.56
Issued	6,448,966	$0.75
Balance, September 30, 2013	9,149,479	$0.75
Expired	(2,700,513)	$0.75
Issued	68,286,666	$0.36
Balance, March 31, 2014	74,735,632	$0.40

At March 31, 2014, the Company had 74,735,632 share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
6,448,966	$0.75	July 5, 2018
500,000	$0.75	February 14, 2019
120,000	$1.00	February 24, 2019
33,833,333	$0.30	March 13, 2019
33,833,333	$0.42	March 13, 2019
74,735,632

All of the 6,448,966 warrants expiring on July 5, 2018 and the 500,000 warrants expiring February 14, 2019 contain a contingent call provision whereby the Company may have the option to call for cancellation of all or any portion of the warrants for consideration equal to $0.001 per share, provided the quoted market price of the Company’s common stock exceeds $1.50 for a period of twenty consecutive trading days, subject to certain minimum volume restrictions and other restrictions as provided in the warrant agreements.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 18

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan

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

On February 2, 2011, the Company amended and restated the 2007 stock option plan to increase the number of options authorized to 4,000,000.

A summary of the status of Company’s outstanding stock purchase options for the year ended March 31, 2014 is presented below:

		Weighted
		Average	Weighted Average
	Number of	Exercise	Grant Date fair
	Shares	Price	value
Outstanding at September 30, 2012	1,775,000	$2.94
Expired	(550,000)	$3.86
Forfeited	(150,000)	$3.72
Granted	2,000,000	$0.40	$0.50
Outstanding at September 30, 2013	3,075,000	$1.26
Expired	(505,000)	$2.50
Outstanding at March 31, 2014	2,570,000	$1.02
Exercisable at March 31, 2014	2,300,000	$0.79
Exercisable at September 30, 2013	2,305,000	$0.79

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 19

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At March 31, 2014, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
150,000	(1)	150,000	$3.10	June 30, 2014	-	0.25
50,000	(2)	50,000	$3.50	June 30, 2014	-	0.25
100,000	(3)	100,000	$3.67	March 30, 2016	-	2.00
270,000	(4)	-	$3.00	February 8, 2017	-	2.86
2,000,000	(5)	2,000,000	$0.40	July 5, 2023	-	9.27
2,570,000		2,300,000			-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2014.

(1)

As of March 31, 2014 and September 30, 2013, these options had fully vested. The Company did not recognize any stock-based compensation for these options during the six months ended March 31, 2014 (2013: $Nil).

(2)	As of March 31, 2014 and September 30, 2013, these options had fully vested. The Company did not recognize any stock-based compensation during the six months ended March 31, 2014 (2013: $nil).

(3)

As of March 31, 2014 and September 30, 2013, these options had fully vested. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the three months ended March 31, 2014 (2013: $Nil).

(4)

As of March 31, 2014 and September 30, 2013, these options had not vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

(5)

As of March 31, 2014 and September 30, 2013 these options had fully vested. These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company recognized stock based compensation expense of $Nil during the six months ended March 31, 2014 (2013: $Nil) in connection with these options.

During the six months ended March 31, 2014, 505,000 options expired for which the Company had recognized stock-based compensation of $Nil (2013: $Nil) during the three months ended March 31, 2014.

Anavex Life Sciences Corp.
(A Development Stage Company)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013
Unaudited – Page 20

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At March 31, 2014, the following summarizes the unvested stock options:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Grant-Date
	Shares	Price	Fair Value
Unvested options at September 30, 2012	870,000	$2.81	$1.82
Granted	2,000,000	$0.40	$0.50
Expired	(100,000)	$3.86	$2.49
Vested	(2,000,000)	$0.40	$0.50
Unvested options at September 30, 2013	770,000	$2.68	$1.74
Expired	(500,000)	$2.50	$1.48
Unvested options at March 31, 2014	270,000	$3.00	$2.21

As of March 31, 2014, there was no unrecognized compensation cost associated with unvested share-based compensation awards that will become vested exclusive of achieving any performance milestones that is expected to be recognized in the current fiscal year. There has been no stock-based compensation recognized in the financial statements for the six months ended March 31, 2014 (2013: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Note 11	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the six months ended March 31, 2014, the Company reclassified an amount of $221,000 into equity upon modification of the terms of certain derivative instruments.

During the six months ended March 31, 2013, the Company issued three promissory notes in the aggregate principal amount of $212,292 in exchange for accounts payable owing to three vendors in respect of unpaid consulting fees.

These transactions have been excluded from the statements of cash flows.

Note 12	Subsequent Events

On May 6, 2014, in favor of new directors Bernd Metzner, PhD and Elliot Favus, MD, the Company’s board of directors (the “Board”) approved the grant to each of options to purchase one hundred fifty thousand (150,000) shares of Company common stock at the closing market price for the common stock as of May 7, 2014 ($0.30), with said options to vest annually over a three year period commencing on the first anniversary of the date of each director’s appointment, as applicable.

On May 9, 2014, the Board approved a cash bonus in the amount of $400,000 to the Company’s President and CEO, Christopher Missling, related to the Company’s success in securing $10,000,000 in financing under the March 13, 2014 Securities Purchase Agreement (the “March Financing”). Additionally, the Board granted to Mr. Missling 500,000 options to purchase shares of the Company’s common stock at a price per share equal to the common stock’s closing price on May 8, 2014 ($0.33). The Board determined that the March Financing constituted the achievement of certain milestones under Mr. Missling employment agreement, entitling Mr. Missling to receive the applicable distributions and benefits thereunder.

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

In pre-clinical studies conducted in France and in Greece, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576. Based on pre-clinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73, which was initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services (ABX-CRO). The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. The Company plans to continue human clinical trials, among them a prospective Phase 1b/2a study of ANAVEX 2-73 and ANAVEX PLUS, and a Phase 2 trial thereafter in 2014. Additionally, we intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

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

ANAVEX 3-71

ANAVEX 3-71, previously named AF710B is a preclinical drug candidate with a novel mechanism of action via sigma-1 receptor activation and M1 muscarinic allosteric modulation, which has shown to enhance neuroprotection and cognition in Alzheimer's disease. ANAVEX 3-71 is a CNS-penetrable mono-therapy that bridges treatment of both cognitive impairments with disease modifications. It is highly effective in very small doses against the major Alzheimer's hallmarks in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, and also has beneficial effects on inflammation and mitochondrial dysfunctions. ANAVEX 3-71 indicates extensive therapeutic advantages in Alzheimer's and other protein-aggregation-related diseases given its ability to enhance neuroprotection and cognition via sigma-1 receptor activation and M1 muscarinic allosteric modulation.

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

  Alzheimer’s disease – In 2014, an estimated 5.2 million Americans are suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 40 percent increase from currently affected patients. Medications on the market today treat only the symptoms of AD and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

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

  Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generations anti-epileptic drugs. Decision Resources, one of the world’s leading research and advisory firms for pharmaceutical and healthcare issues, finds that the epilepsy market will increase from $2.9 billion in 2011 to nearly $3.7 billion in 2016.

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

  Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide Malignant Melanoma market is expected to grow from about $900 million in 2012 to $4.4 billion by 2022.

  Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for Prostate Cancer are expected to increase from $8.1 billion in 2012 to nearly $18.6 billion in 2017 according to BCC Research.

  Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Our market research leads us to believe that the market for the pharmaceutical treatment of pancreatic cancer will exceed $1.2 billion by 2015.

Recent Corporate Developments

Since the commencement of our second quarter ended March 31, 2014, we have experienced the following significant corporate developments:

  March 13, 2014, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Selling Security Holders pursuant to which the Company agreed to sell, and the Selling Security Holders agreed to purchase, Senior Convertible Debentures due March 18, 2044 (the “Debentures”) in the aggregate principal amount of $10,000,000. In addition to the Debentures, we agreed to issue to the Selling Security Holders two (2) series of warrants representing the right to purchase up to an aggregate of 67,666,666 shares of the Company’s common stock (the “Warrants” and together with the Debentures, the “Securities”). The purchase and sale of the Securities was consummated on March 18, 2014, and resulted in gross proceeds to the Company in the amount of $10,000,000, before deducting agent fees and other transaction-related expenses.

  In March, 2014, we agreed with Lincoln Park to issue up to $500,000 worth of common stock at $0.30 per share and that with such investment, Lincoln Park will receive a Series A Warrant with an exercise price of $0.30 and a Series B Warrant with an exercise price of $0.42, each respectively representing the right to purchase up to an aggregate of 1,666,667 shares of the Company’s common stock.

  On May 6, 2014, in favor of new directors Bernd Metzner, PhD and Elliot Favus, MD, our board of directors (the “Board”) approved the grant to each of options to purchase one hundred fifty thousand (150,000) shares of our company’s common stock at the closing market price for the common stock as of May 7, 2014 ($0.30), with said options to vest annually over a three year period commencing on the first anniversary of the date of each director’s appointment, as applicable.

  On May 9, 2014, the Board approved a cash bonus in the amount of $400,000 to our company’s President and CEO, Christopher Missling, related to our company’s success in securing $10,000,000 in financing under the March 13, 2014 Securities Purchase Agreement (the “March Financing”). Additionally, the Board granted to Mr. Missling 500,000 options to purchase shares of our company’s common stock at a price per share equal to the common stock’s closing price on May 8, 2014 ($0.33). The Board determined that the March Financing constituted the achievement of certain milestones under Mr. Missling employment agreement, entitling Mr. Missling to receive the applicable distributions and benefits thereunder.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Our operating expenses for the three months ended March 31, 2014 were $1,021,167, which represents an increase of $894,056, or 703.4% compared to $127,111 for the three month period ended March 31, 2013. The increase was mainly attributable to (i) the non-cash compensation of $610,000 relating to the vesting of common stock under our President’s employment agreement, pursuant to performance conditions met during the period; and (ii) an increase in research and development expenses in the current period and an increase in investor relations expense and other professional fees as a result of our capital raising efforts. We expect our research and development expenses will continue to increase over the remaining quarters in the current fiscal year as a result of funding secured during the current period. We continue to target potential research partners to further advance our clinical trials.

Other income (expenses)

The aggregate amount in the other income (expense) for the three month period ended March 31, 2014, amounted to $2,307 as compared to $21,011 for the comparable three month period ended March 31, 2013. The largest single decrease was as a result of a decrease in interest expense in the current period as a result of the settlement of various promissory notes during the fourth quarter of fiscal 2013.

Six months ended March 31, 2014 compared to six months ended March 31, 2013

Our operating expenses for the six months ended March 31, 2014 were $1,330,775, which represents an increase of $787,797, or 145.1% compared to $542,978 for the six month period ended March 31, 2013. The increase was mainly attributable to (i) the non-cash compensation of $610,000 relating to the vesting of common stock under our President’s employment agreement, pursuant to performance conditions met during the period; and (ii) an increase in investor relations expenses and other professional fees and incidentals as a result of our capital raising efforts.

Other income (expenses)

The aggregate amount in the other income (expense) for the six month period ended March 31, 2014, amounted to $670,552 as compared to $(16,639) for the comparable three month period ended March 31, 2013. The largest single increase was as a result of a non-cash benefit related to a change in the calculated fair value during the period of stock purchase warrants being accounted for as derivative liabilities in accordance with US GAAP. These gains arose as a result of the requirement of generally accepted accounting principles in the United States to re-measure derivatives to their respective fair values each reporting period with the changes in fair value being reported as a non-operating item on the consolidated statement of operations.

On December 21, 2013, we entered into amendment agreements with all of the holders of these warrants such that these warrants are no longer required to be accounted for in this manner. As a result of the modification, we expect this type of non-operating income will not be incurred in future periods.

Liquidity and Capital Resources

Working Capital

	March 31, 2014	September 30, 2013
Current Assets	9,222,036	393,449
Current Liabilities	1,883,325	1,952,660
Working Capital (Deficiency)	$7,338,711	(1,559,211)

As of March 31, 2014, we had $9,193,558 in cash, an increase of $8,848,484 from September 30, 2013. The principal reason for this increase is due to cash received in respect of the issuance of senior convertible debentures in the aggregate principal amount of $10,000,000 that were issued in the current period. We intend to use the funds from these debentures to implement our plan of operation of researching and developing our compounds, the related patents and any further intellectual property we may acquire. TheWe intend to use the majority of our capital resources to complete the next clinical trial for ANAVEX PLUS, and to perform work necessary to prepare for further clinical development.

Cash Flows

	Six Month Period Ended March 31,
	2014	2013
Cash flows used in operating activities	$(782,519)	$(260,875)
Cash flows from investing activities	(2,327)	Nil
Cash flows from financing activities	9,633,330	250,000
Increase (decrease) in cash	$8,848,484	$(10,875)

Cash flow used in operating activities

Our cash used in operating activities for the six month period ended March 31, 2014 was $782,519 compared to $260,875 used in operating activities for the comparative six month period ended March 31, 2013. The increase in cash used in operating activities was primarily as a result of the repayment of current trade payables in the current period as a result of cash available from financings.

Cash used in investing activities

Cash used in investing activities was $2,327 in the current six month period ended March 31, 2014 as compared to $Nil in the comparative period. This is as a result of a small equipment purchase in the current period.

Cash flow provided by financing activities

Our cash provided by financing activities for the six month period ended March 31, 2014 was $9,633,330, attributable to cash received from the issuance of convertible debentures in the aggregate principal amount of $10,000,000, less related fees and expenses of $734,840 incurred in connection with the closing of these debentures. We also received cash from the issuance of common shares under the Purchase Agreement with Lincoln Park Capital Fund, LLC (described under Future Financing below).

In the comparative six month period ended March 31, 2013, we had cash inflows of $250,000 from activities related to the issuance of short term debt.

Other Financing

On July 5, 2013, the Company entered into a Purchase Agreement (“Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the Purchase Agreement, Lincoln Park initially purchased 250,000 shares of the Company’s common stock for $100,000. During the six months ended March 31, 2014, we issued an aggregate of 402,510 shares of common stock under the Purchase Agreement, including 400,000 shares of common stock for an aggregate purchase price of $188,170 and 2,510 commitment shares.

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

We expect that we will be able to continue to fund our operations through existing cash on hand and through equity and debt financing in the future. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our Annual Report on Form 10-K filed on December 30, 2013.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
10.1

Form of Amendment No. 1 to Common Stock Securities Purchase Warrant, entered into December 21, 2013Agreement, dated March 13, 2014, by and among the Company and the Purchasers named therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 10March 19, 20132014)

10.2

Form of Registration Rights Agreement, dated March 13, 2014, by and among the Company and the parties identified therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)

10.3	Form of Senior Convertible Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.4	Form of Series A/B Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD.
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: May 14, 2014