Form 10-Q/A
period 2014-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2014-05-30
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

ii

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 of Anavex Life Sciences Corp. (“Anavex”) filed on May 14, 2014 (the “Original Filing”), is being filed for the sole purpose of filing Exhibit 101 which was unintentionally omitted from the Original Filing due to a vendor filing error. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

(101)	XBRL
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed. The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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
Date: May 29, 2014