Form 10-Q
period 2014-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2014-08-13
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0608404
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
38,260,098 shares of common stock outstanding as of August 12, 2014.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED BALANCESHEETS
June 30, 2014 and September 30, 2013
(Unaudited)

	June 30,	September 30,
	2014	2013

ASSETS

Current
Cash	$8,179,681	$345,074
Prepaid expenses	18,919	48,375
	8,198,600	- 393,449
Deferred financing charges	1,113,565	-
Equipment	1,751	-
	$9,313,916	$393,449

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,703,307	$1,741,797
Promissory notes payable	200,835	210,863
	1,904,142	1,952,660
Derivative financial instruments - warrants	-	904,000
Convertible debentures, net of debt discounts	1,091	-
	1,905,233	2,856,660

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Capital stock
Authorized: 150,000,000 common shares, par value $0.001 per share Issued and outstanding: 38,260,098 common shares (September 30, 2013 - 37,237,588)	38,261	37,238
Additional paid-inc apital	49,604,707	38,644,523
Common stock to be issued	640,000	60,000
Accumulated deficit	(42,874,285)	(41,204,972)
	7,408,683	(2,463,211)
	$9,313,916	$393,449

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2014 and 2013
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Operating expenses
General and administrative - Notes 9 and 10	$733,818	$86,961	$1,941,261	$502,376
Research and development	265,015	39,021	388,347	166,584

Total operating expenses	(998,833)	(125,982)	(2,329,608)	(668,960)

Other income (expenses)
Interest and finance expenses, net	(8,492)	(14,855)	(16,858)	(41,638)
Accretion of debt discounts	(80)	-	(1,091)	-
Change in fair value of derivative financial instruments	-	-	683,000	-
Gain on settlement of accounts payable	5,500	-	5,500	-
Foreign exchange loss	(7,185)	(11,087)	(10,256)	(943)

Total other income (expenses), net	(10,257)	(25,942)	660,295	(42,581)

Net loss and comprehensive loss for the period	$(1,009,090)	$(151,924)	$(1,669,313)	$(711,541)

Loss per share
Basic	$(0.03)	$(0.01)	$(0.04)	$(0.02)
Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.02)

Weighted average number of shares outstanding
Basic	39,260,098	30,240,687	38,218,237	30,240,687
Diluted	39,260,098	30,240,687	38,218,237	30,240,687

SEE ACCOMPANYING  NOTES

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2014 and 2013
(Unaudited)

	Nine months ended June 30,
	2014	2013

Cash Flows used in Operating Activities
Net loss for the period	$(1,669,313)	$(711,541)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	576	576
Accretion of debt discount	1,091	-
Stock-based compensation	9,589	-
Common shares to be issued for services	610,000	-
Amortization of deferred financing charge	10,047	1,215
Change in fair value of derivative financial instruments	(683,000)	-
Loss on settlement of accounts payable	(5,500)	-
Unrealized foreign exchange	(10,028)	(7,282)
Changes in non-cash working capital balances related to operations:
Prepaid expenses	(19,000)	-
Accounts payable and accrued liabilities	13,014	423,967
Net cash used in operating activities	(1,742,524)	(293,065)

Cash Flows used in Investing Activities
Acquisition of equipment	(2,327)	-
Net cash used in investing activities	(2,327)	-

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	368,170	-
Share subscriptions received	-	33,348
Proceeds from the issuance of promissory notes	-	250,000
Financing fees paid	(788,712)	-
Proceeds from the issuance of convertible debentures	10,000,000
Net cash provided by financing activities	9,579,458	283,348

Increase (decrease) in cash during the period	7,834,607	(9,717)
Cash, beginning of period	345,074	11,362
Cash, end of period	$8,179,681	$1,645

Supplemental Cash Flow Information - Note 11

SEE ACCOMPANYING NOTES

Anavex LifeSciences Corp.
Consolidated Statement of Changes in Capital (Deficit)
For the nine months ended June 30, 2014

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	ParValue	Capital	Issued	Deficit	Total

Balance, October 1, 2013	37,237,588	$37,238	$38,644,523	$60,000	$(41,204,972)	$(2,463,211)
Equity units issued under Purchase Agreement	400,000	400	187,770	-	-	188,170
Commitment shares issued under terms of Purchase Agreement	2,510	3	(3)	-	-	-
Capital stock issued for cash - at $0.50	120,000	120	59,880	(60,000)		-
Capital stock issued for cash - at $0.30	500,000	500	149,500	30,000		180,000
Share issue costs, net of recovery	-	-	(2,452)	-	-	(2,452)
Issuance of detachable warrants	-	-	5,989,900	-	-	5,989,900
Agent's warrants issued in connection with convertible debentures	-	-	334,900	-	-	334,900
Beneficial conversion feature on convertible debentures issued	-	-	4,010,100	-	-	4,010,100
Reclassification of derivative financia linstruments upon
modification of warrant terms	-	-	221,000	-	-	221,000
Capital stock to be issued pursuant to employment agreement	-	-	-	610,000	-	610,000
Stock based compensation	-	-	9,589	-		9,589
Net loss for the period	-	-	-	-	(1,669,313)	(1,669,313)

Balance, June 30, 2014	38,260,098	$38,261	$49,604,707	$640,000	$(42,874,285)	$7,408,683

SEE ACCOMPANYING  NOTES

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Note 1	Business Description, Basis of Presentation

Business

Anavex Life Sciences Corp. (the “Company”) is a pharmaceutical company engaged in the development of drug candidates.

The Company’s lead compound, ANAVEX 2-73 is being developed to treat Alzheimer’s disease through disease modification.

In pre-clinical studies conducted in France and in Greece, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties. Based on these pre-clinical studies, the Company sponsored a Phase 1 single ascending dose study of ANAVEX 2-73, which was initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services. The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. Clinical trials had been delayed due to lack of funding. During the nine months ended June 30, 2014, the Company completed the closing of a securities purchase agreement in the aggregate principal amount of $10,000,000 (Note 6), the proceeds from which the Company intends to use to further its business plan and clinical trials of ANAVEX 2-73 and ANAVEX PLUS.

The Company plans to continue human clinical trials, among them a prospective Phase 2a study of ANAVEX 2-73 and ANAVEX PLUS, and a Phase 2 trial thereafter and to identify and initiate discussions with potential partners in the next 12 months. Further, the Company may acquire or develop new intellectual property and assign, license, or otherwise transfer its intellectual property to further its goals.

Basis of Presentation

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

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 2

Note 1	Business Description and Basis of Presentation – (cont’d)

Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

As of June 30, 2014, loss per share excludes 77,905,632 (2013 – 4,175,513) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

Note 2	Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Updated No. 2014-10, "Development Stage Entities” (“ASU 2014-10”) which removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

During the nine months ended June 30, 2014, the Company has elected to early adopt ASU 2014-10. The adoption of this ASU allowed the Company to remove the inception to date information and all references to development stage.

Other than noted above, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 3

Note 3	Equipment

	June 30, 2014
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$2,327	$576	$1,751

	September 30, 2013
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,631	$-

Note 4	Derivative Financial Instruments

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

Effective in the nine months ended June 30, 2014, the common stock purchase warrants were amended. As of the modification date, these warrants are no longer required to be accounted for as liabilities.

Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of modification into equity, with the change in fair value up to the date of modification being recorded on the consolidated statements of operations as other income.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 4

Note 4	Derivative Financial Instruments – (cont’d)

A summary of the Company’s derivative liabilities for the nine months ended June 30, 2014 and for the year ended September 30, 2013 is as follows:

	June 30	September 30,
	2014	2013

Balance, beginning of the period	$904,000	$-
Fair value at issuance of derivative liability	-	919,000
Change in fair value of derivative liability	(683,000)	(15,000)
Transfer to equity upon modification of warrant terms	(221,000)	-
Balance, end of the period	$-	$904,000

Note 5	Promissory Notes Payable

	June 30,	September 30,
	2014	2013
Promissory note dated December 31, 2012 with a principal balance of $93,710 (CDN$100,000) bearing interest at 12% per annum, due on September 30, 2014	93,710	100,000

Promissory note dated January 9, 2013 with a principal balance of $81,225 (CDN$86,677), bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	81,225	84,060

Promissory note dated January 9, 2013 with a principal balance of $25,900 (CDN$27,639), bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	25,900	26,803
	$200,835	$210,863

On December 31, 2012, the Company issued a promissory note having a principal balance of $93,710 (CDN$100,000) with terms that included interest at 12% per annum and matured on June 30, 2013, in exchange for an accounts payable owing with respect to unpaid consulting fees. This note was not repaid on June 30, 2013 and the maturity date has been extended to September 30, 2014.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 5

Note 5	Promissory Notes Payable – (cont’d)

On January 9, 2013, the Company issued two (2) promissory notes (the “Secured Notes”);

a)

The Company issued a promissory note in the amount of $81,225 (CDN$86,677) to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)

The Company issued a promissory note in the amount of $25,900 (CDN$27,639) to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

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

The Company did not repay the notes on June 30, 2013. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of June 30, 2014 or September 30, 2013, as the Company does not consider these amounts to be legally enforceable.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 6

Note 6	Senior Convertible Debentures

	June 30,	September 30,
	2014	2013
Senior Convertible Debentures, non-interest bearing,unsecured, due March 18, 2044	10,000,000	-

Less: Debt Discount	(9,998,909)	-
	$1,091	$-

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

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 7

Note 6	Senior Convertible Debentures

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

The total debt discount at issuance of $10,000,000 is being amortized using the effective interest method over the term of the Debentures. During the nine months ended June 30, 2014, the Company recorded accretion expense of $1,091 (2013: $Nil) in respect of the accretion of this discount.

In consideration for the Debentures issued, the Company issued an aggregate of 1,000,000 share purchase warrants to non-lenders as described above. The fair value of the Non-Purchaser Warrants of $334,900, along with finder’s fees and other financing costs directly associated with the issuance of the Debentures in the amount of $788,712, was recorded as a deferred financing charge and is being amortized to income over the term of the Debentures using the effective interest method. During the nine months ended June 30, 2014, the Company had recorded financing expense of $10,047 (2013: $Nil) in respect of the amortization of these charges. Accumulated amortization as at June 30, 2014 was $10,047 (2013: $Nil).

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

On July 23, 2014, the registration statement was declared effective by the SEC.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 8

Note 7	Capital Stock

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

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 9

Note 8	Lincoln Park Purchase Agreement – (Cont’d)

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

The Company incurred $98,939 in direct expenses in connection with the Purchase Agreement and registration statement. These were recorded as share issuance costs as a charge against additional paid in capital during the year ended September 30, 2013 and during the nine months ended June 30, 2014.

During the nine months ended June 30, 2014, the Company issued to Lincoln Park an aggregate of 402,510 shares of common stock under the Purchase Agreement, including 400,000 shares of common stock for an aggregate purchase price of $188,170 and 2,510 commitment shares.

Note 9	Related Party Transactions

During the three and nine months ended June 30, 2014, the Company was charged general and administrative expenses totaling $412,089 and $1,022,089, respectively, in respect of directors fees, management bonuses and share and stock option based compensation charges paid or accrued to directors and officers of the Company, inclusive of amounts noted below (2013: $Nil and $81,072, respectively in respect of consulting fees paid to directors, officers, and a company controlled by a director and officer of the Company).

As of June 30, 2014, included in accounts payable and accrued liabilities was $32,004 (September 30, 2013: $30,447) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 10

Note 9	Related Party Transactions – (Cont’d)

During the year ended September 30, 2013, pursuant to an employment agreement with the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and Director, of the Company, the Company:

i)

granted 2,000,000 fully vested share purchase options exercisable at $0.40 per share until July 5, 2023. No stock based compensation expense has been recognized during the three months ended June 30, 2014 and 2012 in connection with these options. The Company recognized stock based compensation expense of $1,002,500 during the year ended September 30, 2013 in connection with these options.

ii)	issued 4,000,000 shares of restricted common stock that vest as follows:

•	25% upon the Company starting a Phase Ib/IIb human study
•	25% upon the Company in-licensing additional assets in clinical or pre- clinical stage (vested during the nine months ended June 30, 2014)
•	25% upon the Company securing additional non-dilutive equity funding in 2013 of at least $5,000,000 with a share price higher than the previous funding
•	25% upon the Company obtaining a listing on a major stock exchange

Included in operating results for the three and nine months ended June 30, 2014 is an amount of $610,000 relating to the vesting of 1,000,000 shares of restricted common stock upon the achievement of certain performance conditions. The fair value of $0.61 per share was determined with reference to the quoted market price of the Company’s shares on the commitment date. This amount has been included in common stock to be issued at June 30, 2014.

Note 10	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance, September 30, 2012	4,250,141	$1.16
Expired	(1,549,628)	$2.56
Issued	6,448,966	$0.75
Balance, September 30, 2013	9,149,479	$0.75
Expired	(2,700,513)	$0.75
Issued	68,286,666	$0.36
Balance, June 30, 2014	74,735,632	$0.40

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 11

Note 10	Commitments – (Cont’d)

a)	Share Purchase Warrants

At June 30, 2014, the Company had 74,735,632 share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
6,448,966	$0.75	July 5, 2018
500,000	$0.75	February 14, 2019
120,000	$1.00	February 24, 2019
33,833,333	$0.30	March 13, 2019
33,833,333	$0.42	March 13, 2019
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

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 12

Note 10	Commitments – (Cont’d)

A summary of the status of Company’s outstanding stock purchase options for the year ended June 30, 2014 is presented below:

		Weighted
		Average	Weighted
	Number of	Exercise	Average Grant
	Shares	Price	Date fair value
Outstanding at September 30, 2012	1,775,000	$2.94
Expired	(550,000)	$3.86
Forfeited	(150,000)	$3.72
Granted	2,000,000	$0.40	$0.50
Outstanding at September 30, 2013	3,075,000	$1.26
Expired	(705,000)	$2.70
Granted	800,000	$0.32	$0.25
Outstanding at June 30, 2014	3,170,000	$0.70
Exercisable at June 30, 2014	2,100,000	$0.56
Exercisable at September 30, 2013	2,305,000	$0.79

At June 30, 2014, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
100,000	(1)	100,000	$3.67	March 30, 2016	-	1.75
270,000	(2)	-	$3.00	February 8, 2017	-	2.61
2,000,000	(3)	2,000,000	$0.40	July 5, 2023	-	9.02
300,000	(4)	-	$0.30	May 7, 2024	15,000	9.86
500,000	(5)	-	$0.33	May 8, 2024	10,000	9.86
3,170,000		2,100,000			25,000

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 13

Note 10	Commitments – (Cont’d)

c)	Stock–based Compensation Plan – (cont’d)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2014.

(1)

As of June 30, 2014 and September 30, 2013, these options had fully vested. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the three and nine months ended June 30, 2014 (2013: $Nil and $Nil, respectively).

(2)

As of June 30, 2014 and September 30, 2013, none of these options had vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

(3)

As of June 30, 2014 and September 30, 2013 these options had fully vested. These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company recognized stock based compensation expense of $Nil and $Nil, respectively, during the three and nine months ended June 30, 2014 (2013: $Nil and $Nil, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(4)

As of June 30, 2014 none of these options had vested. These options were issued during the nine months ended June 30, 2014 and vest annually over a three year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $3,422 and $3,422 during the three and nine months ended June 30, 2014, respectively (2013: $Nil and $Nil, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(5)

As of June 30, 2014 none of these options had vested. These options were issued during the nine months ended June 30, 2014 and vest annually over a four year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $6,167 and $6,167 during the three and nine months ended June 30, 2014, respectively (2013: $Nil and $Nil, respectively) in connection with these options.

During the nine months ended June 30, 2014, 705,000 options expired for which the Company had recognized stock-based compensation of $Nil and $Nil, respectively (2013: $Nil and $Nil, respectively) during the three and nine months ended June 30, 2014.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
Unaudited – Page 14

Note 10	Commitments – (Cont’d)

a)	Stock–based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black- Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	2014	2013
Risk-free interest rate	2.17%	-
Expected life of options (years)	6.50	-
Annualized volatility	91.21%	-
Dividend rate	0.00%	-

There has been no stock-based compensation recognized in the financial statements for the three and nine months ended June 30, 2014 (2013: $nil and $nil, respectively) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Note 11	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the nine months ended June 30, 2014, the Company reclassified an amount of $221,000 into equity upon modification of the terms of certain derivative instruments.

During the nine months ended June 30, 2013, the Company issued three promissory notes in the aggregate principal amount of $212,292 in exchange for accounts payable owing to three vendors in respect of unpaid consulting fees.

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

In pre-clinical studies conducted in France and in Greece, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576. Based on pre-clinical studies, we sponsored a Phase 1 single ascending dose study of ANAVEX 2-73, which was initiated and completed in 2011. This study was conducted in Germany in collaboration with ABX-CRO Advanced Pharmaceutical Services (ABX-CRO). The study indicated that ANAVEX 2-73 was well tolerated by study subjects in doses up to 55mg. We intend to use the funds raised from our recently issued convertible debentures to implement our plan of operation of researching and developing our compounds, the related patents and completing the next clinical trials for ANAVEX PLUS and to perform work necessary to prepare for further clinical development.

The Company plans to continue human clinical trials, among them a prospective Phase 2a study of ANAVEX 2-73 and ANAVEX PLUS, and a Phase 2 trial thereafter in 2014. Additionally, we intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

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

Recent Corporate Developments

Since the commencement of our third quarter ended June 30, 2014, we have experienced the following significant corporate developments:

  On May 6, 2014, the Board of Directors appointed two of new directors Bernd Metzner, PhD and Elliot Favus, MD, to our board of directors.

  On July 21, 2014, we announced that our Company has secured cGMP manufacturing of ANAVEX 2-73 for our Phase 2a clinical trials, which will allow us to initiate clinical trials with ANAVEX PLUS for the treatment of Alzheimer’s disease.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Our operating expenses for the three months ended June 30, 2014 were $998,833, which represents an increase of $872,851 compared to $125,982 for the three month period ended June 30, 2013. The increase was mainly attributable to (i) an increase in professional fees and bonus payment as a result of our capital raising efforts and related activities relating to our Company’s success in securing $10,000,000 in financing under the March 13, 2014 Securities Purchase Agreement (the “March Financing”) and (ii) an increase in research and development activities in the current period.. We expect our research and development expenses will continue to increase over the remaining quarters in the current fiscal year as a result of continued research and development expenses. We continue to target potential research partners to further advance our pipeline compounds.

Other income (expenses)

The aggregate amount in the other income (expense) for the three month period ended June 30, 2014, amounted to $(10,257) as compared to $(25,942) for the comparable three month period ended June 30, 2013. The decrease in other expenses was mainly as a result of a decrease in interest expense in the current period as a result of the settlement of various promissory notes during the fourth quarter of fiscal 2013 and an increase in interest income as a result of interest earned on a larger cash balance existing in the current period.

Nine months ended June 30, 2014 compared to nine months ended June 30, 2013

Our operating expenses for the nine months ended June 30, 2014 were $2,329,608, which represents an increase of $1,660,648 compared to $668,960 for the nine month period ended June 30, 2013. The increase was mainly attributable to (i) an increase in investor relations expenses and other professional fees and bonus payment as a result of our capital raising efforts related to the March Financing, which resulted in one-time compensation charges in the aggregate amount of $1,010,000, consisting of a non-cash charge of $610,000 for the vesting of common stock under our President’s employment agreement and (ii) an increase in research and development activities in the current period.

Other income (expenses)

The aggregate amount in the other income (expense) for the nine month period ended June 30, 2014, amounted to $660,295 as compared to $(42,581) for the comparable nine month period ended June 30, 2013. The largest single increase was as a result of a non-cash benefit related to a change in the calculated fair value during the period of stock purchase warrants being accounted for as derivative liabilities in accordance with US GAAP. These gains arose as a result of the requirement of generally accepted accounting principles in the United States to re-measure derivatives to their respective fair values each reporting period with the changes in fair value being reported as a non-operating item on the consolidated statement of operations.

On December 21, 2013, we entered into amendment agreements with all of the holders of these warrants such that these warrants are no longer required to be accounted for in this manner. As a result of the modification, we expect this type of non-operating income will not be incurred in future periods.

Liquidity and Capital Resources

Working Capital

	June 30, 2014	September 30, 2013
Current Assets	$8,198,600	$393,449
Current Liabilities	1,904,142	1,952,660
Working Capital (Deficiency)	$6,294,458	$(1,559,211)

As of June 30, 2014, we had $8,179,681 in cash, an increase of $7,834,607 from September 30, 2013. The principal reason for this increase is due to cash received in respect of the issuance of senior convertible debentures in the aggregate principal amount of $10,000,000 that were issued in the current nine month period. We intend to use the funds from these debentures to implement our plan of operation of researching and developing our compounds, the related patents and any further intellectual property we may acquire. We intend to use the majority of our capital resources to complete the next clinical trial for ANAVEX 2-73 and ANAVEX PLUS, and to perform work necessary to prepare for further clinical development.

Cash Flows

	Nine months ended June 30,
	2014	2013
Cash flows used in operating activities	$(1,742,524)	$(293,065)
Cash flows from investing activities	(2,327)	-
Cash flows from financing activities	9,579,458	283,348
Increase (decrease) in cash	$7,834,607	$(9,717)

Cash flow used in operating activities

Our cash used in operating activities for the nine month period ended June 30, 2014 was $1,742,524 compared to $293,065 used in operating activities for the comparative nine month period ended June 30, 2013. The increase in cash used in operating activities was primarily as a result of the increased net loss for the current period as a result of an increase in corporate activities and research and development following the March Financing.

Cash used in investing activities

Cash used in investing activities was $2,327 in the current nine month period ended June 30, 2014. This is as a result of a small equipment purchase in the current period.

Cash flow provided by financing activities

Our cash provided by financing activities for the nine month period ended June 30, 2014 was $9,579,458, mostly attributable to cash received from the issuance of convertible debentures in the aggregate principal amount of $10,000,000, less related fees and expenses of $788,712 incurred in connection with the closing of these debentures. We also received cash from the issuance of common shares under the Purchase Agreement with Lincoln Park Capital Fund, LLC (described under Future Financing below).

In the comparative nine month period ended June 30, 2013, we had cash inflows of $283,348 from activities related to the issuance of short term debt and a small private placement equity financing.

Other Financing

On July 5, 2013, the Company entered into a Purchase Agreement (“Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the Purchase Agreement, Lincoln Park initially purchased 250,000 shares of the Company’s common stock for $100,000. During the nine months ended June 30, 2014, we issued an aggregate of 402,510 shares of common stock under the Purchase Agreement, including 400,000 shares of common stock for an aggregate purchase price of $188,170 and 2,510 commitment shares.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Updated No. 2014-10, "Development Stage Entities” (“ASU 2014-10”) which removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The adoption of this ASU in the current period allowed our company to remove the inception to date information and all references to development stage.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
10.1

Form of Amendment No. 1 to Common StockSecurities Purchase Warrant, entered into December 21, 2013Agreement, dated March 13, 2014, by and among the Company and the Purchasers named therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 10March 19, 20132014)

10.2

Form of Registration Rights Agreement, dated March 13, 2014, by and among the Company and the parties identified therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)

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
Date: August 12, 2014