Form 10-K
period 2014-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2014-12-29
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-51652

ANAVEX LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0608404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 W 52nd Street, 7th Floor, New York, NY USA	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 1-844-689-3939

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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
Yes [   ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,865,420 based on a price of $0.45 per share, being the closing price of the registrant’s common stock on March 31, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 54,684,905 issued and outstanding as of December 15, 2014.

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

PART I

ITEM 1. BUSINESS

We are a clinical stage biopharmaceutical company engaged in the development of drug candidates to treat Alzheimer’s disease, other central nervous system (CNS) diseases, and various types of cancer. Our lead compounds ANAVEX 2-73 and ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept), are being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases.

In December 2014 a Phase 2a clinical trial was initiated for ANAVEX 2-73, which is being evaluated for the treatment of Alzheimer’s disease. The randomized trial is designed to assess the safety and exploratory efficacy of ANAVEX 2-73 alone as well as in combination with donepezil (ANAVEX PLUS) in patients with mild to moderate Alzheimer’s disease. ANAVEX 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain and to reverse the pathological hallmarks observed in Alzheimer’s disease. ANAVEX 2-73 showed no serious adverse events in a previously performed Phase 1 study. In pre-clinical studies, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576.

We intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Our Pipeline

Our pipeline includes one clinical drug candidate and several compounds in different stages of pre-clinical study.

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

  Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generations anti-epileptic drugs. Decision Resources, one of the world’s leading research and advisory firms for pharmaceutical and healthcare issues, finds that the epilepsy market will increase from $2.9 billion in 2011 to nearly$3.7 billion in 2016.

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

At this time, we view our competition as biomedical development companies that are trying to discover and develop compounds to be used in the treatment of Alzheimer’s disease, and those companies already doing so. Those companies include Prana Biotechnology Ltd. (NASDAQ:PRAN), Perrigo Company PLC (NYSE:PRGO), Pfizer Inc. (NYSE:PFE), Actavis Plc. (NYSE:ACT), Novartis AG (NYSE:NVS), GlaxoSmithKline PLC (NYSE:GSK), Merck & Co. Inc. (NYSE:MRK), Eli Lilly & Co. (NYSE: LLY), Johnson & Johnson (NYSE:JNJ) and Roche Holding AG (VTX:ROG).

Each of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval, and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors will be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to acquire funding for our research and development. To continue to acquire funding for our research and development, we will likely have to show progress toward our goals and we will eventually be expected to develop a compound that may result in a transaction with another pharmaceutical company

Patents, Trademarks and Intellectual Property

Anavex holds one issued U.S. patent and five U.S. patent applications with various international counterpart applications. The most recent U.S. patent application was filed October 20, 2014. Anavex is awaiting formal patent documents from a co-inventor as to two applications, and seeking one assignment from the same co-inventor to an application assigned to Anavex by another co-inventor. We regard patents and other intellectual property rights as corporate assets. Accordingly, we attempt to optimize the value of intellectual property in developing our business strategy including the selective development, protection, and exploitation of our intellectual property rights.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may file additional patent applications in the United States, or in other jurisdictions for further inventions. We may not be successful in obtaining critical claims or in protecting our potential drug compounds or processes. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our potential drug compounds may infringe the patent rights of others

Our success will also depend in part on our ability to commercialize our compounds without infringing the proprietary rights of others. We have not conducted extensive freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on our ability to market our technology or maintain our competitive position with respect to our technology. If our compounds or other subject matter are claimed under other existing United States or other patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing all of our potential drug compounds based on our drug technology or the inability to proceed with the development, manufacture or sale of potential drug compounds requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations. If we defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our research and development of our technology.

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

Research and Development Expenses

Historically, a significant portion of our operating expenses has related to research and development. See “Financial Statements and Supplementary Data” of this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2014 and 2013.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. In the past twelve months, our advisors included Dr. Michael Gold, John Harrison, Ph.D., Dr, Ottavio Arancio, Dr. Norman Relkin, Ph.D., Ph.D., Tangui Nicolas Maurice, Ph.D., Abraham Fisher, Ph.D., Dr. Paul Aisen, and Dr. Jeffrey Cummings.

Officers

One of our directors is engaged as an officer-employee of the Company serving in the capacity of president, secretary, treasurer, chief executive officer and chief financial officer.

Employees

We currently have four (4) full-time employees, and we retain several independent contractors on an as-needed basis. We believe that we have good relations with our employees.

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

Since inception on January 23, 2004 through September 30, 2014, we have an accumulated deficit of $52,573,325. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are a clinical stage biopharmaceutical company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

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

Risks Related to our Business

Even if we are able to develop our potential drug compounds, we may not be able to receive regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition and we will have to delay or terminate some or all of our research and development plans which may force us to cease operations.

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
  the time and costs involved in preparing, filing, prosecuting, securing, maintaining and enforcing patents;
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

The success of our research and development efforts will be greatly dependent upon our ability to demonstrate potential drug compound efficacy in non-clinical studies, as well as in clinical trials. Non-clinical studies involve testing potential drug compounds in appropriate non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain non-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the potential drug compound’s efficacy in humans, the regulatory agencies may require additional more rigorous testing before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our potential drug compounds if, in the judgment of our management and advisors, the non-clinical test results do not support further development.

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

We may not be able to develop, market or generate sales of our products to the extent anticipated. Our business may fail and investors could lose all of their investment in our Company.

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

Universities and public and private research institutions also compete with us. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patent applications and patents that we may need for the development of our potential drug compounds. In some instances, we will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products.

The use of any of our products in clinical trials may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. We currently have one drug compound in clinical trials, however, when any of our products enter into clinical trials or become marketed products, they could potentially harm people or allegedly harm people possibly subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, causing our business to suffer.

The patent positions of biopharmaceutical products and processes are complex and uncertain and we may not be able to protect our patented or other intellectual property. If we cannot protect this property, we may be prevented from using it or our competitors may use it and our business could suffer significant harm. Also, the time and money we spend on acquiring and enforcing patents and other intellectual property will reduce the time and money we have available for our research and development, possibly resulting in a slow down or cessation of our research and development.

We hold ownership rights to one patent and five U.S. patent applications with various international counterpart, all of which relate to drug candidates. We are seeking the remaining rights as to one application, and declarations from the same co-inventor. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

1.

Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

2.

Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.

3.	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easier for competitors to design products that do not infringe our patent(s).
4.	No patents have yet been issued in the United States.
5.

Our primary patent application for the combination of ANAVEX 2-73 with donepezil is pending only in the United States Patent and Trademark Office. The lack of patent protection in global markets may inhibit our ability to advance our compounds and may make Anavex less attractive to potential partners.

6.	Defending a patent lawsuit takes significant time and can be very expensive.
7.	If a court decides that our drug compound, its method of manufacture or use, infringes on the competitor’s patent, we may have to pay substantial damages for infringement.
8.

A court may prohibit us from making, selling or licensing the potential drug compound unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

9.	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

If we do not obtain required intellectual property licenses or rights, we could encounter delays in our product development efforts while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling potential drug compounds requiring these rights or licenses. There is also a risk that disputes may arise as to the rights to technology or potential drug compounds developed in collaboration with other parties.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of September 30, 2014, we had total liabilities of $7,160,876 and accumulated deficit of $52,573,325. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

In the past we have experienced material weaknesses in our internal control over financial reporting, which if continued, could impair our financial condition.

As reported here in this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014. Such ineffectiveness was due to material weaknesses regarding our control environment (the maintenance of sufficient personnel with an appropriate level of accounting knowledge, experience, and training in the applicable of GAAP commensurate with our financial reporting requirements, and an insufficient segregation of duties in our finance and accounting functions due to limited personnel), a lack of monitoring controls to determine the adequacy or our internal control over financial reporting and related policies, and we did not establish and maintain effective controls to ensure the correct application of GAAP related to equity transactions. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. We endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies, and intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting in light of our strategic plan and make any changes that our management deems appropriate. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired.

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

There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one period to another. Our common stock is quoted on OTC Market’s OTCQX. Trading in stock quoted on OTC Market’s OTCQX is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. Moreover, OTC Market’s OTCQX is not a stock exchange, and trading of securities quoted on OTC Market’s OTCQX is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

Our stock is classed as a “penny stock.” Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding the value of the primary residence of such individuals) or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

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

The exercise or conversion of the Warrants and Debentures issued to Private Placement Investors and Placement Agent may cause dilution.

On March 13, 2014, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the certain investors pursuant to which the Company agreed to sell, and the investors agreed to purchase, Senior Convertible Debentures due March 18, 2044 (the “Debentures”) in the aggregate principal amount of $10,000,000. In addition to the Debentures, we agreed to issue to the investors and the placement agent two (2) series of warrants representing the right to purchase up to an aggregate of 67,666,666 shares of the Company’s common stock (the “Warrants” and together with the Debentures, the “Securities”). The purchase and sale of the Securities was consummated on March 18, 2014, and resulted in gross proceeds to the Company in the amount of $10,000,000, before deducting agent fees and other transaction-related expenses. The exercise or conversion of the Securities could result in the dilution to the interests of other holders of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any properties. We maintain offices at 7th Floor, 51 West 52nd Street, New York, NY, USA which we lease at a cost of $4,000 per month. The lease is on a month to month basis. We believe our offices are suitable and adequate to operate our business from at this time as they and provide us with sufficient space to conduct our operations. We fully utilize our current premises.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQX under the symbol “AVXL.”

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on OTCQX. We obtained the following high and low bid information from the OTC-Markets. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. On December 15, 2014, the closing price of our common stock as reported by OTCQX was $0.19 per share.

Quarter Ended	High	Low
September 30, 2014	$0.35	$0.18
June 30, 2014	$046	$0.27
March 31, 2014	$0.53	$0.25
December 31, 2013	$0.65	$0.25
September 30, 2013	$0.75	$0.49
June 30, 2013	$0.83	$0.45
March 31, 2013	$0.81	$0.51
December 31, 2012	$1.12	$.072

Transfer Agent

Shares of our common stock are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of December 15, 2014, there were approximately 79 holders of record of our common stock. As of such date, 54,684,905 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2014:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,170,000	0.70	830,000
Equity compensation plans not approved by security holders	Nil	NA	NA
Total	3,170,000	0.70	830,000

Stock Option Plan

On April 17, 2007, our directors adopted the 2007 Stock Option Plan. On May 25, 2007, our stockholders ratified and approved the 2007 Stock Option Plan at the annual meeting of stockholders. As of September 30, 2014, 3,170,000 options have been granted to employees, directors, officers and consultants of our company.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2014, included elsewhere in this Annual Report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Annual Report on Form 10-K involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain commercial partners, (6) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States and Canada, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We are a clinical stage biopharmaceutical company engaged in the development of drug candidates to treat Alzheimer’s disease, other central nervous system (CNS) diseases, and various types of cancer. Our lead compounds ANAVEX 2-73 and ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept®) are being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases.

In December 2014 a Phase 2a clinical trial was initiated for ANAVEX 2-73, which is being evaluated for the treatment of Alzheimer’s disease. The randomized trial is designed to assess the safety and exploratory efficacy of ANAVEX 2-73 alone as well as in combination with donepezil (ANAVEX PLUS) in patients with mild to moderate Alzheimer’s disease. ANAVEX 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain and to reverse the pathological hallmarks observed in Alzheimer’s disease. ANAVEX 2-73 showed no serious adverse events in a previously performed Phase 1 study. In pre-clinical studies ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576.

We intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Recent Corporate Developments

Since the commencement of our fourth quarter ended September 30, 2014, we have experienced the following significant corporate developments:

  On October 22, 2014, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC, a long time investor of our company, for an equity investment of $500,000 at a price of $0.25 per unit. Pursuant to the terms of the Purchase Agreement, we agreed to sell, and Lincoln Park agreed to purchase, 2,000,000 shares of common stock. In addition, we agreed to issue to Lincoln Park an aggregate of 4,000,000 stock purchase warrants, of which 2,000,000 are exercisable at $0.30 per share and 2,000,000 are exercisable at $0.42 per share, each for a period of five years, subject to adjustment for stock splits, combinations, and reclassification events.

  On November 3, 2014, we announced our Company has received regulatory approval from the Ethics Committee in Australia to initiate a Phase 2a clinical trial of our proprietary compound, ANAVEX 2-73, as well as ANAVEX PLUS, the combination of ANAVEX 2-73 and donepezil (Aricept®). The approved Phase 2a clinical trial is the first study of ANAVEX 2-73 in Alzheimer’s patients.

  Effective as of December 12, 2014, our Company’s common stock began being quoted on the OTC Market Group’s OTCQX tier under the Company’s existing stock ticker “AVXL”. The OTCQX is the highest tier of the OTC Market Group’s trading marketplace.

RESULTS OF OPERATIONS

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Our operating expenses for the year ended September 30, 2014 were $2,968,975, which represents an increase of $831,608 compared to $2,137,367 for the year ended September 30, 2013. The increase was mainly attributable to (i) an increase in investor relations expenses and other professional fees and bonus payment as a result of our capital raising efforts related to a $10,000,000 convertible Debenture financing, which resulted in one-time compensation charges in the aggregate amount of $1,010,000, including a non-cash charge of $610,000 for the vesting of common stock under our President’s employment agreement and (ii) an increase in research and development activities in the current year, including clinical trial work, as a result of funding secured.

Other income (expenses)

The aggregate amount in the other income (expense) for the year ended September 30, 2014, amounted to $(8,399,378) as compared to $(1,562,679) for the comparable year ended September 30, 2013. The largest single increase in this loss was as a result of certain non-cash, non-operational accounting charges related to certain amendments to the Debentures.

Generally accepted accounting principles in the United States (US GAAP) accounting rules deemed the amendments to the terms of the Debentures to require extinguishment accounting to be applied to them. This resulted in a net non-cash, non-operational accounting charge being recorded in our consolidated statement of operations of $8,099,137, net of the recovery of a finance charge of $459,912, being the total accrued liquidating damages owed to the holders of the convertible debentures at the date of the amendment, though these amounts were satisfied through the modification of the conversion price.

Further, we do not have a sufficient number of authorized and unissued shares of common stock available to satisfy the additional shares that could be issued under the terms of the Debentures. As a result, US GAAP accounting rules require that we account for such shares underlying the Debentures as derivative liabilities. It is the requirement of these accounting rules, that we re-measure derivative financial instruments to their respective fair values at each reporting period, with the changes in fair value being reported as a non-operating item on the consolidated statement of operations. Consequently, we were required to record non-cash, non-operational gains related to the change in the calculated value of derivative liabilities of $2,955,000 for the year ended September 30, 2014.

These accounting charges did not result in an actual cash impact on our Company. Removing the effect of all financing related accelerated charges and adjustments to our consolidated statement of operations, results in a net loss of $(2,760,714), or $(0.09) per share, as shown below:

	As Reported	Net impact	Adjusted
Operating expenses
General and administrative	$2,236,580		$2,236,580
Research and development	732,395		732,395

Total operating expenses	(2,968,975)	-	(2,968,975)

Other income (expenses)
Interest and finance expenses, net	(7,089)		(7,089)
Gain on settlement of accounts payable	199,655		199,655
Financing related charges and adjustments	(8,624,986)	8,607,639	(17,347)
Foreign exchange loss	33,042		33,042

Total other income (expenses), net	(8,399,378)	8,607,639	208,261

Net loss and comprehensive loss for the period	$(11,368,353)	$8,607,639	$(2,760,714)

Loss per share - diluted	$(0.30)		$(0.09)

Net loss and comprehensive loss - GAAP basis	$(11,368,353)
Add back:
Non-cash financing related charged and adjustments	8,607,639
Net loss and comprehensive loss - Non-GAAP basis	$(2,760,714)

Liquidity and Capital Resources

Working Capital

	2014	2013
Current Assets	$7,351,255	$393,449
Current Liabilities	1,441,149	1,952,660
Working Capital (Deficiency)	$5,910,106	$(1,559,211)

As of September 30, 2014, we had $7,262,138 in cash, an increase of $6,917,064 from September 30, 2013. The principal reason for this increase is due to cash received in respect of the issuance of the Debentures in the aggregate principal amount of $10,000,000 that were issued in the current year. We intend to use the funds from these Debentures to implement our plan of operation of researching and developing our compounds, the related patents and any further intellectual property we may acquire. We intend to use the majority of our capital resources to complete the next clinical trial for ANAVEX 2-73 and ANAVEX PLUS, and to perform work necessary to prepare for further clinical development.

Cash Flows
	2014	2013
Cash flows used in operating activities	$(2,659,379)	$(777,573)
Cash flows used in investing activities	(3,015)	-
Cash flows provided by financing activities	9,579,458	1,111,285
Increase in cash	$6,917,064	$333,712

Cash flow used in operating activities

Our cash used in operating activities for the year ended September 30, 2014 was $2,659,379 compared to $777,573 used in operating activities for the comparative year ended September 30, 2013. The increase in cash used in operating activities was primarily as a result of the increased net loss for the current period as a result of an increase in corporate activities and research and development following the Debenture financing in March, 2014.

Cash used in investing activities

Cash used in investing activities was $3,015 in the current year ended September 30, 2014. This is as a result of small equipment purchases in the current year.

Cash flow provided by financing activities

Our cash provided by financing activities for the year ended September 30, 2014 was $9,579,458, mostly attributable to cash received from the issuance of the Debentures in the aggregate principal amount of $10,000,000, less related fees and expenses of $788,712 incurred in connection with the closing of these Debentures. We also received cash from the issuance of common shares under the Purchase Agreement with Lincoln Park Capital Fund, LLC (described under Other Financing below).

In the comparative year ended September 30, 2013, we had cash inflows of $1,111,285 from activities related to the issuance of short term debt and a private placement equity financings.

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

We expect that we will be able to fund our operations for the next 12 months through existing cash on hand and through equity and debt financings in the future. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Derivative Liabilities

From time to time, we may issue convertible promissory notes which include embedded conversion options which, dependent on their specific contractual terms, may be required to be accounted for as separate derivative liabilities. These liabilities are required to be measured at fair value. These instruments are then adjusted to reflect fair value at each period end. Any increase or decrease in the fair value is recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we use the binomial pricing model because these instruments are not quoted on an active market.

Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate and therefore the binomial model does not necessarily provide a reliable single measure of the fair value of these instruments.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Updated No. 2014-10, "Development Stage Entities” (“ASU 2014-10”) which removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. During the year ended September 30, 2014, we elected to early adopt ASU 2014-10. The adoption of this ASU allowed our company to remove the inception to date information and all references to development stage.

Recent Accounting Pronouncements Not Yet Adopted

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the impact this guidance on our financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. We are currently evaluating the impact this guidance on our financial condition, results of operations and cash flows.

In May, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Stated in US Dollars)

Tel: 212-885-8000 Fax: 212-697-1299 www.bdo.com	100 Park Avenue New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Anavex Life Sciences Corp.
New York, NY

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. as of September 30, 2014 and 2013 and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (capital deficit) for each of the two years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. at September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, NY

December 29, 2014

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

ANAVEX LIFE SCIENCES CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and 2013

	2014	2013

ASSETS

Current
Cash	$7,262,138	$345,074
Prepaid expenses	89,117	48,375
	7,351,255	393,449
Equipment	2,247	–
	$7,353,502	$393,449

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,249,084	$1,741,797
Promissory notes payable	192,065	210,863
	1,441,149	1,952,660
Non–interest bearing liabilities	5,719,727	904,000
	7,160,876	2,856,660

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Capital stock
Authorized: 150,000,000 common shares, par value $0.001 per share Issued and outstanding: 47,200,237 common shares (September 30, 2013 – 37,237,588)	47,201	37,238
Additional paid–in capital	52,078,750	38,644,523
Common stock to be issued	640,000	60,000
Accumulated deficit	(52,573,325)	(41,204,972)
	192,626	(2,463,211)
	$7,353,502	$393,449

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 2014 and 2013

	2014	2013
Operating expenses
General and administrative – Notes 8 and 9	$2,236,580	$1,873,520
Research and development	732,395	263,847

Total operating expenses	(2,968,975)	(2,137,367)

Other income (expenses)
Interest and finance expenses, net	(7,089)	(51,341)
Gain (loss) on settlement of accounts payable	199,655	(976,880)
Financing related charges and adjustments	(8,624,986)	(480,328)
Foreign exchange loss	33,042	(54,130)

Total other expenses, net	(8,399,378)	(1,562,679)

Net loss and comprehensive loss for the period	$(11,368,353)	$(3,700,046)

Loss per share
Basic	$(0.29)	$(0.12)
Diluted	$(0.30)	$(0.12)

Weighted average number of shares outstanding
Basic	39,727,731	31,908,441
Diluted	39,727,731	31,908,441

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
fortheyearsendedSeptember30,2014and2013

	2014	2013
Cash Flows used in Operating Activities
Net loss for the period	$(11,368,353)	$(3,700,046)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	768	576
Accretion of debt discount	1,917,615	–
Stock–based compensation	637,925	1,002,500
Amortization of deferred financing charge	1,123,612	1,215
Change in fair value of derivative financial instruments	(2,956,000)	(15,000)
(Gain) Loss on settlement of accounts payable	(199,655)	976,880
Loss on extinguishment of debt	8,539,759	495,328
Unrealized foreign exchange	(18,798)	(4,937)
Changes in non–cash working capital balances related to operations:
Prepaid expenses	(33,234)	–
Accounts payable and accrued liabilities	(303,018)	465,911
Net cash used in operating activities	(2,659,379)	(777,573)

Cash Flows used in Investing Activities
Acquisition of equipment	(3,015)	–
Net cash used in investing activities	(3,015)	–

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	368,170	801,285
Share subscriptions received	–	60,000
Proceeds from the issuance of promissory notes	–	250,000
Financing fees paid	(788,712)	–
Proceeds from the issuance of convertible debentures	10,000,000	–
Net cash provided by financing activities	9,579,458	1,111,285

Increase in cash during the period	6,917,064	333,712
Cash, beginning of period	345,074	11,362
Cash, end of period	$7,262,138	$345,074

Supplemental Cash Flow Information – Note 11

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the years ended September 30, 2014 and 2013

	Common Stock
			Additional	Common
			Paid–in	Shares to be	Accumulated
	Shares	ParValue	Capital	Issued	Deficit	Total

Balance, October 1, 2012	30,240,687	$30,241	$34,599,514	$–	$(37,504,926)	$(2,875,171)
Equity units issued for settlement of loans payable on July 5, 2013	4,208,910	4,209	2,563,011	–	–	2,567,220
Capital stock issued for cash on July 5, 2013 – at $0.40	2,196,133	2,196	563,257	–	–	565,453
Less: Share issue costs			(112,174)	–	–	(112,174)
Initial purchase shares issued under Purchase Agreement on July 5, 2013 – at $0.40	591,858	592	99,750	–	–	100,342
Less: Share issue costs	–	–	(71,335)	–	–	(71,335)
Common stock to be issued for cash–at $0.50	–	–	–	60,000	–	60,000
Stock–based compensation	–	–	1,002,500			1,002,500
Net loss for the period	–	–	–	–	(3,700,046)	(3,700,046)
Balance, September 30, 2013	37,237,588	37,238	38,644,523	60,000	(41,204,972)	(2,463,211)
Equity units issued under Purchase Agreement	400,000	400	187,770	–	–	188,170
Commitment shares issued under terms of Purchase Agreement	2,510	3	(3)	–	–	–
Capital stock issued for cash–at$0.50	120,000	120	59,880	(60,000)		–
Capital stock issued for cash–at$0.30	500,000	500	149,500	30,000		180,000
Share issue costs, net of recovery	–	–	(2,452)	–	–	(2,452)
Issuance of detachable warrants	–	–	5,989,900	–	–	5,989,900
Agent's warrants issued in connection with convertible debentures	–	–	334,900	–	–	334,900
Beneficial conversion feature on convertible debentures issued	–	–	4,010,100	–	–	4,010,100
Reclassification of derivative financial instruments upon modification of warrant terms	–	–	221,000	–	–	221,000
Capital stock issued pursuant to debt conversions–at$0.30	6,378,426	6,378	1,907,149	–	–	1,913,527
Capital stock issued pursuant to debt conversions–at$0.25	2,561,713	2,562	548,558	–	–	551,120
Stock based compensation	–	–	27,925	610,000	–	637,925
Net loss for the period	–	–	–	–	(11,368,353)	(11,368,353)
Balance, September 30, 2014	47,200,237	$47,201	$52,078,750	$640,000	$(52,573,325)	$192,626

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)

Note 1	Business Description and Basis of Presentation

Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of drug candidates to treat Alzheimer’s disease, other central nervous system (CNS) diseases, and various types of cancer. The Company’s lead compounds ANAVEX 2-73 and ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept), are being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases.

In December 2014 a Phase 2a clinical trial was initiated for ANAVEX 2-73, which is being evaluated for the treatment of Alzheimer’s disease. The randomized trial is designed to assess the safety and exploratory efficacy of ANAVEX 2-73 alone as well as in combination with donepezil (ANAVEX PLUS) in patients with mild to moderate Alzheimer’s disease. ANAVEX 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain and to reverse the pathological hallmarks observed in Alzheimer’s disease. ANAVEX 2-73 showed no serious adverse events in a previously performed Phase 1 study. In pre-clinical studies, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576.

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

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
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

These consolidated financial statements include the accounts of Anavex Life Sciences Corp. and its wholly-owned subsidiaries, Anavex Life Sciences (France) SA, a company incorporated under the laws of France and Anavex Australia Pty Limited, a company incorporated under the laws of Australia. All inter-company transactions and balances have been eliminated.

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

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
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

In addition, the Company incurs expenses in respect of the acquisition of intellectual property relating to patents and trademarks. The probability of success and length of time to develop commercial applications of the drugs subject to the acquired patents and trademarks is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the acquired patents and trademarks will ever be successfully commercialized. Due to these risks and uncertainties, the acquisition of patents and trademarks does not meet the definition of an asset and thus are expensed as incurred.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

h)	Income Taxes

The Company has adopted the provisions of FASB ASC 740 "Income Taxes" (“ASC 740”) which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company follows the provisions of ASC 740 regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As additional information is obtained, there may be a need to periodically adjust the recognized tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations.

i)	Basic and Diluted Loss per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Additionally, the numerator is also adjusted for changes in fair value of the derivative financial instruments where it is presumed they will be share settled.

For the year ended September 30, 2014, loss per share excludes 107,869,808 (2013 – 12,224,479) potentially dilutive common shares related to outstanding options, warrants, and convertible debentures as their effect was anti-dilutive.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

j)	Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

k)	Fair Value Measurements

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

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
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

At September 30, 2014, the Company’s Level 3 liabilities consisted of embedded conversion features that were required to be accounted for as liabilities pursuant to ASC 815 because the Company did not have sufficient authorized and unissued shares available to settle fully certain conversion features of such instruments.

At September 30, 2013, the Company’s Level 3 liabilities consisted of share purchase warrants that were required to be accounted for as liabilities pursuant to ASC 815 Derivatives and Hedging (“ASC 815”)because the terms of the warrants contained provisions that were not in compliance with the fixed for fixed criteria of that guidance.

The Company calculated the fair value at the inception of those instruments, at September 30, 2014 and 2013, and at the date of reclassification of the warrants into equity using the binomial option pricing model to determine the fair value. The following assumptions were used for the respective instruments:

		September 30,
Embedded conversion option	At Inception	2014
Risk–free interest rate	3.13%	3.21%
Expected life of options (years)	29.58	29.48
Annualized volatility	100.71%	100.07%
Stock price	$0.26	$0.18
Dividend rate	0.00%	0.00%

		September 30,	Reclassification
Warrants	At Inception	2013	Date
Risk–free interest rate	0.28%	0.10%	0.13%
Expected life of options (years)	1.49	1.25	1.03
Annualized volatility	81.57%	77.51%	107.62%
Stock price	$0.61	$0.65	$0.25
Dividend rate	0.00%	0.00%	0.00%

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 7

Note 2	Summary of Significant Accounting Policies – (cont’d)

l)	Fair Value Measurements – (cont’d)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2014 and 2013.

m)	Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked- to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the instruments if exercised. In this case, the Company utilizes the latest inception date sequencing method to reclassify outstanding instruments as derivative instruments. These contracts are recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification have been settled.

These derivative instruments do not trade in an active securities market. The Company uses the binomial option pricing model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 8

Note 2	Summary of Significant Accounting Policies – (cont’d)

n)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

During the year ended September 30, 2014, the Company has elected to early adopt ASU 2014-10. The adoption of this ASU allowed the Company to remove the inception to date information and all references to development stage.

Recent Accounting Pronouncements Not Yet Adopted

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 9

Note 2	Summary of Significant Accountin g Policies – (cont’d)

l)	Recent Accounting Pronouncements – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

In May, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3	Equipment

		September 30, 2014
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$768	$2,247

		September 30, 2013
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$5,631	$5,631	$–

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 10

Note 4	Promissory Notes Payable

	2014	2013
Promissory note dated December 31, 2012 with a principal balance of $89,618 (CDN $100,000) bearing interest at 12% per annum, due on September 30, 2014	89,618	100,000

Promissory note dated January 9, 2013 with a principal balance of $77,679 (CDN $86,677), bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	77,679	84,060

Promissory note dated January 9, 2013 with a principal balance of $24,768 (CDN $27,639), bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	24,768	26,803
	192,065	210,863
Less: current portion	(192,065)	(210,863)
	$–	$–

On December 31, 2012, the Company issued a promissory note having a principal balance of $89,618 (CDN$100,000) with terms that included interest at 12% per annum and matured on June 30, 2013, in exchange for an accounts payable owing with respect to unpaid consulting fees. This note was not repaid on June 30, 2013 and the maturity date was extended to September 30, 2014. Subsequent to September 30, 2014, the Company repaid this note.

On January 9, 2013, the Company issued two (2) promissory notes (the “Secured Notes”);

a)

The Company issued a promissory note in the amount of $77,679 (CDN$86,677) to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)

The Company issued a promissory note in the amount of $24,768 (CDN$27,639) to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

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

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 11

Note 4	Promissory Notes Payable – (cont’d)

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

The Company did not repay the notes on June 30, 2013. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of September 30, 2014 or 2013, as the Company does not consider these amounts to be legally enforceable.

Extinguishment of promissory notes payable and accounts payable

During the year ended September 30, 2013, the Company issued equity units in settlement of certain of its promissory notes and trade accounts payable. Each unit consisted of one common share and common share purchase warrant entitling the holder to purchase an additional common share at $0.75 until July 5, 2018.

The promissory note and accounts payable settlements are summarized as follows:

Amount Settled			Units issued
		Accrued			Loss on
Date of Note	Principal	Interest	Number	FairValue	Settlement
Promissory notes payable
June 6, 2012	49,000	3,200	130,501	98,205	46,005
June 26, 2012	250,000	15,233	663,082	498,972	233,739
October 17, 2012	150,000	5,425	388,562	292,394	136,969
November 14, 2012	50,000	1,501	128,753	96,887	45,386
February 8, 2013	50,000	699	126,747	95,377	44,678
	549,000	26,058	1,437,645	1,081,835	506,777

Accounts payable	1,108,506	–	2,771,265	2,085,386	976,880

	$1,657,506	$26,058	4,208,910	$3,167,221	$1,483,657

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 12

Note 4	Promissory Notes Payable – (cont’d)

The fair value of each unit issued was determined to be $0.753 determined by aggregating (i) the fair value of $0.61 for the Company’s common shares based on their quoted market price on the date of settlement and (ii) the fair value of $0.143 for each warrant included in the Company’s units. The fair value of the Company’s warrants was determined using the Black Scholes option pricing model with the following assumptions:

Stock price	$0.61
Exercise price	$0.75
Expected volatility	81.57%
Risk–free discountrate	0.28%
Expected term	1.49years
Expected dividend yield	0.00%

The loss on settlement of debt was recorded on the statement of operations for the year ended September 30, 2013 and was reduced by an amount of $11,449 relating to the interest that accrued on the promissory notes that was forgiven upon settlement of the notes payable in exchange for shares.

As discussed in Note 5, the warrants issued were required to be accounted for as derivative liabilities pursuant to the guidance of ASC 815. Consequently, the Company allocated the proceeds from the issuance of the units first to the warrants, at their fair value of $600,000 with the remainder of $2,567,220 being allotted to equity. The fair value of the warrants of $600,000 was determined based on the binomial option pricing model using the following assumptions: risk-free interest rate 0.28%, expected life 1.49 years, expected volatility 81.57%, dividend yield 0.00% .

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 13

Note 5	Non-interest Bearing Liabilities

Non-interest bearing liabilities consists of the following:

	2014	2013
Senior Convertible Debentures	$263,727	$–
Derivative Financial Instruments	5,456,000	904,000
	$5,719,727	$904,000

Senior Convertible Debentures

	2014	2013

Senior Convertible Debentures, non–interest bearing, unsecured, due March 18, 2044	7,446,044	–
Less: Debt Discount	(7,182,317)	–
Total carrying value	263,727	–
Less: current portion	–	–
Long term liability	$263,727	$–

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

		Non–
	Purchasers	purchasers	Total
Series A Warrants	33,333,333	500,000	33,833,333
Series B Warrants	33,333,333	500,000	33,833,333
	66,666,666	1,000,000	67,666,666

Each Series A warrant is exercisable into one common share of the Company at $0.30 per share until March 18, 2019.

Each Series B warrant is exercisable into one common share of the Company at $0.42 per share until March 18, 2019

The Debentures are unsecured, non-interest bearing and are due on March 18, 2044. The Debentures were convertible, in whole or in part, at the option of the holder into common shares of the Company at $0.30 per share (“the Conversion Price”). The Conversion Price of the debenture will be adjusted in the event of common stock dividend, split or consolidation. The Conversion Price was later amended to $0.25 per share, as set forth below.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 14

Note 5	Non-interest Bearing Liabilities – (cont’d)

Senior Convertible Debentures – (cont’d)

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

The total debt discount at issuance of $10,000,000 was being amortized using the effective interest method over the term of the Debentures. During the year ended September 30, 2014, the Company recorded accretion expense of $1,914,433 (2013: $Nil) in respect of the accretion of this discount, which is included in other financing related charges and adjustments on the consolidated statement of operations.

In consideration for the Debentures issued, the Company issued an aggregate of 1,000,000 share purchase warrants to non-lenders as described above. The fair value of the Non-Purchaser Warrants of $334,900, along with finder’s fees and other financing costs directly associated with the issuance of the Debentures in the amount of $788,712, was recorded as a deferred financing charge and is being amortized to income over the term of the Debentures using the effective interest method. During the year ended September 30, 2014, the Company had recorded financing expense of $13,044 (2013: $Nil) in respect of the amortization of these charges.

The fair value of the Purchaser and Non-Purchaser warrants at issuance was determined using the Black Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	1.56%
Expected life (years)	5.00
Expected volatility	97.16%
Dividend yields	0.00%

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with each Purchaser (the “RRA”) whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of the Company’s common stock issuable upon conversion of the Debentures and upon exercise of the Purchaser warrants.

On July 23, 2014, the registration statement was declared effective by the SEC.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 15

Note 5	Non-interest Bearing Liabilities – (cont’d)

Senior Convertible Debentures – (cont’d)

Amendment Agreements

On August 25, 2014, the Company entered into amendment agreements with each Purchaser, pursuant to which all provisions regarding liquidating damages and the accrual of damages with respect to the obligations for, and rights enforceable against, the Company, were eliminated from the RRAs. As consideration for entering into the amendment agreements and for the Purchasers agreeing to forego an amount of $459,912 in liquidating damages that had accrued and were accruing pursuant to the terms of the original RRAs, the Company agreed to adjust the fixed conversion price of the remaining outstanding debentures from $0.30 per share to $0.25 per share (the “Debenture Amendment”).

The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the Debenture Amendment. The Debenture Amendment was considered a substantial change in the terms of the debentures pursuant to ASC 470-50 Modifications and Extinguishments and accordingly, the Company was required to apply debt extinguishment accounting. Consequently, the Company calculated a net non-cash loss on extinguishment of debt of $8,099,137 as the premium of the aggregate fair value of the amended debentures over their aggregate carrying values of $906 immediately prior to the Debenture Amendment and the gain from the forgiveness of accrued liquidating damages of $459,912. This amount is included in other financing related charges and adjustments on the consolidated statement of operations for the year ended September 30, 2014.

The Company calculated the fair value of the amended Debentures by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the binomial option pricing model to determine the fair value of the conversion features, using the following assumptions:

Risk-free interest rate	3.13%
Expected life (years)	29.58
Expected volatility	100.71%
Dividend yields	0.00%

The net loss was recorded as part of financing related charges and adjustments in the consolidated statement of operations during the year ended September 30, 2014. In addition, in accordance with debt extinguishment accounting, remaining unamortized financing costs of $1,110,568 associated with the original Debentures were immediately amortized through earnings upon entering into the amendments. This amount is also included in other financing related charges and adjustments in the consolidated statement of operations for the year ended September 30, 2014.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 16

Note 5	Non-interest Bearing Liabilities – (cont’d)

Senior Convertible Debentures – (cont’d)

During the year ended September 30, 2014, the Company issued an aggregate of 8,940,139 shares of common stock pursuant to conversion notices received from the Purchasers as follows:

(a)

An aggregate of 6,378,426 shares of common stock were issued at a conversion price of $0.30 per share pursuant to the conversion of $1,913,527 in outstanding principal amounts due under the Debentures, prior to the Debenture Amendment.

(b)

An aggregate of 2,561,713 shares of common stock were issued at a conversion price of $0.25 per share pursuant to the conversion of $640,428 in outstanding principal amounts due under the Debentures, subsequent to the Debenture Amendments.

As a result of the bifurcation of the embedded conversion option subsequent to the Debenture Amendments as discussed above, for accounting purposes, two instruments are considered outstanding and, upon exercise of the contractual conversion option, extinguishment accounting has been applied. Consequently, the embedded conversion feature is marked to fair value at the conversion date and the shares issued pursuant to conversion are recorded at their fair value on the date of issuance, determined with reference to the quoted market price of the Company’s shares on the issuance date. The resulting difference is recorded as a gain or loss on the consolidated statement of operations. During the year ended September 30, 2014, the Company recorded $19,290 (2013: $Nil) in respect of net gains on these conversion of the Debentures.

Embedded conversion options and warrants

The following table presents the components of the Company’s embedded conversion options and warrants being accounted for as derivative liabilities. These instruments have no observable market data and are derived using an option pricing model measured at fair value on a recurring basis, using Level 3 inputs to the fair value hierarchy:

	September 30,
	2014	2013

Warrants	$–	$904,000
Embedded conversion features	5,456,000	–
Derivative financial instruments	$5,456,000	$904,000

These derivative financial instruments arise as a result of applying ASC 815 Derivatives and Hedging (“ASC 815”), which requires the Company to make a determination whether an equity-linked financial instrument, or embedded feature, is indexed to the entity’s own stock. This guidance applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own stock.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 17

Note 5	Non-interest Bearing Liabilities – (cont’d)

Embedded conversion options and warrants – (cont’d)

During the year ended September 30, 2014, the Company issued debentures with fixed price embedded conversion features and, subsequent to certain amendments as discussed above, the Company did not have a sufficient number of authorized and available shares of common stock to fully settle the conversion feature of such instruments if exercised. As such, the Company was required to account for these instruments as derivative financial instruments. On the commitment date of the related convertible debentures, the Company recorded a debt discount to the extent of the fair value of the embedded conversion features required to be accounted for as liabilities under ASC 815.

During the year ended September 30, 2013, the Company issued an aggregate of 6,448,966 common stock purchase warrants that were required to be accounted for as liabilities pursuant to ASC 815 as a result of certain features embedded in those instruments. During the year ended September 30, 2014, the Company amended the terms of these common stock purchase warrants. As of the modification date, these warrants were no longer required to be accounted for as liabilities. Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of modification into equity, with the change in fair value up to the date of modification being recorded on the consolidated statements of operations as other income.

As a result of the application of ASC 815, the Company has recorded these liabilities at their fair values as follows:

	September 30,
	2014	2013

Balance, beginning of the period	$904,000	$–
Fair value at issuance	8,277,000	919,000
Change in fair value during the period	(2,956,000)	(15,000)
Transfer to equity upon modification of warrant terms	(221,000)	–
Transfer to equity upon exercise	(548,000)	–
Balance, end of the period	$5,456,000	$904,000

The embedded conversion features and warrants accounted for as derivative financial instruments have no observable market and the Company estimated their fair values at September 30, 2014 and 2013 using the binomial option pricing model based on the following weighted average management assumptions:

	2014	2013
Risk-free interest rate	3.21%	0.10%
Expected life (years)	29.48	1.25
Expected volatility	100.07%	77.51%
Stock price	$0.184	$0.65
Dividend yields	0.00%	0.00%

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 18

Note 6	Capital Stock

As at September 30, 2014, the Company’s authorized share capital, consisting of 150,000,000 share of common stock, was insufficient to fully settle the conversion or exercise of all outstanding convertible debentures, stock purchase warrants and stock options at that date. As a result, and in accordance with ASC 815, the Company has recorded derivative liabilities in connection with certain embedded conversion options contained in convertible debentures outstanding at September 30, 2014, as more fully described in Note 5.

Year ended September 30, 2014

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

Year ended September 30, 2013

On July 5, 2013, the Company issued 4,208,910 units in settlement of $549,000 in promissory notes, $26,058 of accrued interest on these notes, which was included in accounts payable and accrued liabilities, and $1,108,506 in other accounts payable and accrued liabilities. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.75 per share until July 5, 2018. (Note 4).

On July 5, 2013, the Company issued 2,196,133 units at $0.40 per unit for gross proceeds of $878,453 pursuant to private placement agreements. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.75 per share until July 5, 2018. As discussed in Note 5, the warrants issued were required to be accounted for as derivative liabilities pursuant to the guidance of ASC 815. Consequently, the Company allocated the proceeds from the issuance of the units first to the warrants, at their fair value of $313,000 with the remainder of $565,453 being allotted to equity. The fair value of the warrants of $313,000 was determined based on the binomial option pricing model using the following assumptions: risk-free interest rate 0.28%, expected life 1.49 years, expected volatility 81.57%, dividend yield 0.00%.

In addition, the Company paid finder’s fees of $95,680 in connection with the issuance of the units, consisting of cash of $89,680 and $6,000 in warrants to purchase 43,923 shares of common stock at $0.75 per share until July 5, 2018 in connection with this private placement. The fair value of the warrants of $6,000 was determined using the binomial option pricing model using the following assumptions: risk-free interest rate 0.28%, expected life 1.49 years, expected volatility 81.57%, dividend yield 0.00%. In addition, the Company incurred share issuance costs of $16,494.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 19

Note 6	Capital Stock – (cont’d)

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

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 20

Note 7	Lincoln Park Purchase Agreement – (cont’d)

The Company incurred a net $73,787 in direct expenses in connection with the Purchase Agreement and registration statement, of which $71,335 was incurred during the year ended September 30, 2013. These were recorded as share issuance costs as a charge against additional paid in capital during the year ended September 30, 2014 and during the nine months ended June 30, 2014.

During the year ended September 30, 2014, the Company issued to Lincoln Park an aggregate of 402,510 shares of common stock under the Purchase Agreement, including 400,000 shares of common stock for an aggregate purchase price of $188,170 and 2,510 commitment shares.

Note 8	Related Party Transactions

During the year ended September 30, 2014, the Company was charged general and administrative expenses totaling $1,041,140 in respect of directors fees, management bonuses and share and stock option based compensation charges paid or accrued to directors and officers of the Company, inclusive of amounts noted below (2013: $81,072 in respect of consulting fees paid to directors, officers, and a company controlled by a director and officer of the Company).

As at September 30, 2014, included in accounts payable and accrued liabilities was $28,232 (2013: $30,447) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

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

ii)	issued 4,000,000 shares of restricted common stock that vest as follows:

•	25% upon the Company starting a Phase Ib/IIb human study
•	25% upon the Company in-licensing additional assets in clinical or pre- clinical stage (vested during the year ended September 30, 2014)
•	25% upon the Company securing additional non-dilutive equity funding in 2013 of at least $5,000,000 with a share price higher than the previous funding
•	25% upon the Company obtaining a listing on a major stock exchange

Included in operating results for the year ended September 30, 2014 is an amount of $610,000 relating to the vesting of 1,000,000 shares of restricted common stock upon the achievement of certain performance conditions. The fair value of $0.61 per share was determined with reference to the quoted market price of the Company’s shares on the commitment date. This amount has been included in common stock to be issued at September 30, 2014.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 21

Note 9	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price

Balance, October 1, 2012	4,250,141	$1.16
Expired	(1,549,628)	$2.56
Issued	6,448,966	$0.75
Balance, September 30, 2013	9,149,479	$0.75
Expired	(2,700,513)	$0.75
Issued	68,466,666	$0.36
Balance, September 30, 2014	74,915,632	$0.40

At September 30, 2014, the Company has 74,915,632 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
6,448,966	$0.75	July 5, 2018
500,000	$0.75	February 14, 2019
120,000	$1.00	February 24, 2019
33,833,333	$0.30	March 13, 2019
33,833,333	$0.42	March 13, 2019
180,000	$0.31	May 31, 2019
74,915,632

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

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 22

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan

In April, 2007, the Company adopted a stock option plan which provides for the granting of stock options to selected directors, officers, employees or consultants in an aggregate amount of up to 3,000,000 common shares of the Company and, in any case, the number of shares to be issued to any one individual pursuant to the exercise of options shall not exceed 10% of the issued and outstanding share capital. The granting of stock options, exercise prices and terms are determined by the Company's Board of Directors. If no vesting schedule is specified by the Board of Directors on the grant of options, then the options shall vest over a 4-year period with 25% of the granted options vesting each year commencing 1 year from the grant date. For stockholders who have greater than 10% of the outstanding common shares of the Company and who have granted options, the exercise price of their options shall not be less than 110% of the fair of the stock on grant date. Otherwise, options granted shall have an exercise price equal to their fair value on grant date.

On February 2, 2011, the Company amended and restated the 2007 stock option plan to increase the number of options authorized to 4,000,000.

A summary of the status of Company’s outstanding stock purchase options for the years ended September 30, 2014 and 2013 is presented below:

		Weighted	Weighted
	Number of	Average	Average Grant
	Shares	Exercise Price	Date fair value
Outstanding at October 1, 2012	1,775,000	$2.94
Expired	(550,000)	$3.86
Forfeited	(150,000)	$3.72
Granted	2,000,000	$0.40	$0.50
Outstanding at September 30, 2013	3,075,000	$1.26
Expired	(705,000)	$2.70
Granted	800,000	$0.32	$0.25
Outstanding at September 30, 2014	3,170,000	$0.70
Exercisable at September 30, 2014	2,100,000	$0.56
Exercisable at September 30, 2013	2,305,000	$0.79

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 23

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At September 30, 2014, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	ExpiryDate	Value	Life (yrs)
100,000	(1)	100,000	$3.67	March 30, 2016	–	1.50
270,000	(2)	–	$3.00	February 8, 2017	–	2.36
2,000,000	(3)	2,000,000	$0.40	July 5 ,2023	–	8.77
300,000	(4)	–	$0.30	May 7, 2024	–	9.61
500,000	(5)	–	$0.33	May 8, 2024	–	9.61
3,170,000		2,100,000			–

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2014.

(1)

As of September 30, 2014 and September 30, 2013, these options had fully vested. These options were granted during the year ended September 30, 2011 and vested over a period of one year from the date of grant. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the year ended September 30, 2014 (2013: $Nil).

(2)

As of September 30, 2014 and 2013, none of these options had vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

(3)

As of September 30, 2014 and 2013 these options had fully vested. These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company recognized stock based compensation expense of $Nil during the year ended September 30, 2014 (2013: $1,002,500) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(4)

As of September 30, 2014 none of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a three year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $9,252 during the year ended September 30, 2014, (2013: $Nil) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 24

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(5)

As of September 30, 2014 none of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a four year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $16,905 during the year ended September 30, 2014 (2013: $Nil) in connection with these options.

During the year ended September 30, 2014, 705,000 options expired for which the Company had recognized stock-based compensation of $Nil (2013: $Nil) during the year ended September 30, 2014.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	2014	2013
Risk–free interestrate	2.17%	2.73%
Expected life of options (years)	6.50	10.0years
Annualized volatility	91.21%	71.39%
Dividend rate	0.00%	0.00%

There has been no stock-based compensation recognized in the financial statements for the year ended September 30, 2014 (2013: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 25

Note 10	Income Taxes

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	2014	2013
Taxrate	34%	34%

Net operating loss carry forwards	$8,270,000	$7,141,000
Research and development tax credits	745,000	705,000
Foreign exchange	(23,000)	(19,000)
Accrued bonuses	170,000	34,000
Intangible asset costs	70,000	51,000
Stock–based compensation	441,000	633,000
Valuation allowance for deferred tax assets	(9,673,000)	(8,545,000)

Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2014	2013

Income benefit at statutory rate of 34%	$(3,865,000)	$(1,258,000)
Foreign income taxed at other rates	13,000	–
Permanent differences
Effect of stock based compensation	202,000	–
Debt extinguishment	2,736,000	501,000
Mark–to–market deriative liability adjustment	(994,000)	7,000
Non–deductible finance and accretion expenses	808,000	–
Other permanent differences	(16,000)	(5,000)
Research and development tax credit	(26,000)	(17,000)
Adjustment and true up to prior years' tax provision	14,000	(161,000)
Change in valuation allowance	1,128,000	933,000

Income Tax Expense	$–	$–

As of September 30, 2014, the Company had net operating loss carry-forwards of approximately $24,000,000 (2013: $21,000,000) available to offset future taxable income. The carry-forwards will begin to expire in 2027 unless utilized in earlier years. The Company has not yet filed any tax returns in France or Australia.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 26

Note 10	Income Taxes – (cont’d)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established at both September 30, 2014 and 2013.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until the respective statutes of limitation expire. The Company is subject to tax examinations by tax authorities for all taxation years commencing on or after 2006.

Note 11	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended September 30, 2014;

a)	the Company reclassified an amount of $221,000 into equity upon modification of the terms of certain derivative instruments.

b)	the Company issued 6,378,426 shares of common stock of the Company pursuant to the conversion of $1,913,528 face value of convertible debentures at $0.30 per share;

c)	the Company issued 2,561,713 shares of common stock of the Company at a fair value of $551,120 pursuant to the conversion of convertible debentures at a conversion price of $0.25 per share.

Anavex Life Sciences Corp.
Notes to the Consolidated Financial Statements
September 30, 2014 and 2013
(Stated in US Dollars)  – Page 27

Note 11	Supplemental Cash Flow Information – (cont’d)

During the year ended September 30, 2013;

a)

the Company issued three promissory notes in the principal amounts of $100,000, $87,865 (CDN$86,677) and $28,017 (CDN$27,639) in exchange for accounts payable owing to three vendors in respect of unpaid consulting fees.

b)

The Company issued 4,208,910 units of the Company at their fair value of $1.02 per unit to settle (i) interest bearing notes payable outstanding in the amount of $549,000; (ii) accrued interest in connection with the notes payable of $26,058 included in accounts payable and accrued liabilities; and (iii) accounts payable of $1,108,506. Each unit consisted of one common share and one common share purchase warrant exercisable into one additional common share for $0.75 per share until July 5, 2018. In addition, in connection with the settlement of $11,449 of accrued interest with respect to the notes payable was forgiven. The Company recorded a loss on debt settlement of $1,472,208 as a result of this transaction.

Note 12	Subsequent Events

Subsequent to September 30, 2014;

a)

On October 22, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one investor for an equity investment of $500,000 at a price of $0.25 per unit. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, and Lincoln Park agreed to purchase, 2,000,000 shares of common stock. In addition, the Company agreed to issue an aggregate of 4,000,000 stock purchase warrants, of which 2,000,000 are exercisable at $0.30 per share and 2,000,000 are exercisable at $0.42 per share, each for a period of five years, subject to adjustment for stock splits, combinations, and reclassification events.

b)	The Company issued an aggregate of 5,484,668 shares of common stock pursuant to the conversion of $1,371,167 face value of convertible debentures at $0.25 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not Applicable

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

Based on its evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to internal control weaknesses further described below in Management’s Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2014. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)

There was insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended September 30, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected; and

(2) Monitoring of internal control over financial reporting — we did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies  through implementation of more robust review, supervision and monitoring of the financial reporting process as the adoption of the appropriate resources becomes economically feasible. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting in light of our strategic plan.

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

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	49	July 5, 2013
Athanasios Skarpelos	Director	47	January 9, 2013
Bernd Metzner, PhD	Director	44	May 7, 2014
Elliot Favus, MD	Director	39	May 7, 2014

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Christopher Missling, PhD. Christopher Missling has over twenty (20) years of healthcare industry experience in big pharmaceutical, biotech industry and investment banking. Most recently, from March, 2007 until his appointment by our company, Mr. Missling served as the head of healthcare investment banking at Brimberg & Co. in New York, New York. Also, Mr. Missling served as the Chief Financial Officer of Curis, Inc. (NASDAQ:CRIS) and ImmunoGen, Inc. (NASDAQ:IMGN). Mr. Missling earned his MS and PhD from the University of Munich and an MBA from Northwestern University Kellogg School of Management and WHU Otto Beisheim School of Management.

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

Bernd Metzner, PhD. Bernd Metzner is currently Chief Financial Officer of the Doehler Group, a global producer and provider of technology-based natural ingredients for the food and beverage industry with sales activities in more than 130 countries. Previously, he was Chief Administration Officer and member of the Board of Management of Bayer Schering Pharma AG, the pharmaceutical division of $100+ billion market cap company Bayer AG. In this position, Dr. Metzner had worldwide financial responsibility for the Bayer Pharma Group. During his almost 10-years with Bayer AG, Dr. Metzner also held several senior international management positions in the corporate finance organization of Bayer AG, including Chief Financial Officer of Bayer S.p.A. Italy and heading the coordination of the successful spin-off of Lanxess, a specialty chemicals group. Dr. Metzner started his career at the law firm Flick Gocke Schaumburg and has a degree in business administration from the University of Siegen. After obtaining his doctorate, he became a chartered accountant.

Elliot Favus, MD. Elliot Favus is Chief Executive Officer of Favus Institutional Research, a healthcare research firm serving institutional investors. He has been a healthcare equity research analyst on Wall Street since 2006, starting at Lazard Capital Markets and subsequently at Och-Ziff Capital Management Group. Prior to working on Wall Street, Dr. Favus was an Instructor in medicine at Mount Sinai School of Medicine in New York. He attended the University of Michigan (BA, 1996), the University of Chicago Pritzker School of Medicine (MD, 2001) and the NYU-Bellevue Hospital Internal Medicine Residency Program (2004). He is board-certified in Internal Medicine (2004) and has 10 years of basic science laboratory experience working on human genetics projects at Harvard Medical School, the University of Chicago and the University of Pittsburgh.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied.

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

Except for Dr. Metzner, we do not deem any of our directors as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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
b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2014 who had total compensation exceeding $100,000; and

c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended September 30, 2014 and 2013, are set out in the following summary compensation table:

						Other
						Annual
				Stock	Option	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Christopher Missling,	2014	240,000	400,000(2)	Nil	16,888	Nil	656,888
PhD(1)	2013	60,000	Nil	1,600,000(3)	1,002,500	Nil	2,662,500
President, Chief
Executive Officer, Chief
Financial Officer and
Director

(1)	Christopher Missling was appointed as director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on July 5, 2013.

(2)	The bonus was a result of the successful financing in March, 2014.

(3)

Mr. Missling was granted 4,000,000 shares of restricted common stock that vest upon the occurrence of certain financial and clinical milestones. The value of stock awards issued to Christopher Missling is presented at the quoted market price of these shares on the date of issuance in accordance with FASB ASC Topic 718 for the awards that were expected to vest at the date of issuance.

Consulting Agreements

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2014.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Christopher	2,000,000	Nil	Nil	0.40	July 5, 2023	3,000,000	540,000	Nil	Nil
Missling	Nil	500,000	Nil	0.33	May 8, 2024

Athanasios Skarpelos	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Bernd Metzner	Nil	150,000	Nil	0.30	N/A	Nil	N/A	Nil	N/A

Elliot Favus	Nil	150,000	Nil	0.30	N/A	Nil	N/A	Nil	N/A

We have not adopted any other equity compensation plan other than our 2007 Stock Option Plan.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2014:

				Non-Equity	Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	Cash	($)	($)	($)	Earnings ($)	($)	($)
($)
Athanasios Skarpelos	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Bernd Metzner	5,000	Nil	4,626	Nil	Nil	Nil	9,626

Elliot Favus	Nil	Nil	4,626	Nil	Nil	Nil	4,626

We reimburse our directors for expenses incurred in connection with attending board meetings.

During the fiscal year ended September 30, 2014, there were no standard arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 15, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Common Stock	Athanasios Skarpelos (Director) 2, Place du Port Geneva, Switzerland CH 1204	5,225,832	Direct	9.4%

Common Stock	Christopher Missling (Officer/Director) 51 W 552nd Street, 7th floor New York, NY 10019	3,000,000(2)		5.2%

Common Stock	Bernd Metzner (Director) 51 W 552nd Street, 7th Floor New York, NY 10019	Nil		Nil

Common Stock	Elliot Favus(Director) 51 W 552nd Street, 7th Floor New York, NY 10019	Nil		Nil

Common Stock	Directors & Executive Officers as a group (4 persons)	8,225,832		14.3%

(1)

Percentage of ownership is based on 54,684,905 shares of our common stock issued and outstanding as of December 15, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Includes 2,000,000 stock options that have vested and 1,000,000 shares of restricted common stock that have vested pursuant to the achievement of certain objectives. Does not include 3,000,000 shares of restricted common stock that vest pursuant to the achievement of certain objectives.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There have been no other transactions, since October 1, 2013, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

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

Director Independence

We deem that Christopher Missling, PhD is not independent as that term is defined by NASDAQ 5605(a)(2) because Mr. Missling serves as our President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer. We have also determined that Athanasios Skarpelos is not independent as that term is defined by NASDAQ 5605(a)(2).

We deem that Bernd Metzner and Elliot Favus are independent as that term is defined by NASDAQ 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firm, for the fiscal years ended September 30, 2014 and 2013:

	2014	2013

Audit Fees	$86,000	$50,000

Audit Related Fees	$29,125	Nil

Tax Fees	Nil	Nil

All Other Fees	Nil	Nil

Total Fees	$115,125	$50,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided by our independent registered public accounting firm for the fiscal years ended September 30, 2014 and 2013, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for professional services rendered in connection with the Company’s filings on form S-1 Registration Statement.

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

Our board of directors has considered the nature and amount of fees billed or expected to be billed by BDO USA, LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining BDO USA, LLP’s independence.

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
10.3

Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on September 27, 2007)

10.4	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on September 28, 2007)
10.5	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.6	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.7	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.8	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.9	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)

Exhibit Number	Description
10.10	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.12	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.13	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.14	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.15	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.16	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.20	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.21	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.22	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.23	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.24	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.25	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.26	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.27	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.28	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.29	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.30	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Form of Subscription Agreement for US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)

Exhibit Number	Description
10.32	Form of Subscription Agreement for non-US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.33	Form of Warrant Certificate for US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.34	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.35	Shares for Services Agreement dated July 5, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.36	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
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

10.39	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.40	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.41	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.42	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.43	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.44	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.45	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.46	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.47	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.48	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.49	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.50	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)

Exhibit Number	Description
10.51	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.53	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.54	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.55	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.56	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.57	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.58	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.59	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)
10.61	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.62	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.63	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.64	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.65	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.66	Amended Stock Option Agreement dated September 16, 2011 with Cameron Durrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 21, 2011)
10.67	Consulting Agreement dated effective October 10, 2011, with George Tidmarsh (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 14, 2011)
10.68	Form of subscription agreement for services (US purchaser) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.69	Form of subscription agreement for units (Offshore purchasers) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.70	Unsecured Promissory Note dated April 20, 2012 issued to Georgia Georgopoulou (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2012)

Exhibit Number	Description
10.71	Form of subscription agreements for convertible debenture and promissory notes (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 7, 2012)
10.72	Promissory Note dated October 17, 2012 issued to Akira International Limited (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 31, 2012)
10.73	Promissory Note dated November 12, 2012 issued to Akira International Limited (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 31, 2012)
10.74	Form of SPA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.75	Form of Exchange Agreement (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on July 8, 2013)
10.76	Form of Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.77	Form of Registration Rights Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.78

Purchase Agreement, dated as of July 5, 2013, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)

10.79

Registration Rights Agreement, dated as of July 5, 2013, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on July 8, 2013)

10.80

Employment Agreement, dated as of July 5, 2013, by and between the Company and Christopher Missling, PhD (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 14, 2013)

10.81

2012 Addendum to the Contract for the Transfer of a Patent Invention and Scientific Collaboration dated January 11, 2013 (incorporated by reference to an exhibit to our Annual Report on Form 10- K filed on December 30, 2013)

10.82

Appendix A to the 2012 Addendum to the Contract for the Transfer of a Patent Invention and Scientific Collaboration dated January 11, 2013 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 30, 2013)

10.83

Form of Amendment No. 1 to Common Stock Securities Purchase Warrant, entered into December 21, 2013 Agreement, dated March 13, 2014, by and among the Company and the Purchasers named therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)

10.84

Form of Registration Rights Agreement, dated March 13, 2014, by and among the Company and the parties identified therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)

10.85	Form of Senior Convertible Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.86	Form of Series A/B Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.87	Form of Amendment No. 1 to Registration Rights Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2014

Exhibit Number	Description
10.88

Securities Purchase Agreement, dated October 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on October 23, 2014)

10.89	Form of Series A Common Stock Purchase Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
10.90	Form of Series B Common Stock Purchase Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
(14)	Code of Ethics
14.1	Code of Conduct (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
21.2	Anavex Australia Pty Limited, a company incorporated under the laws of Australia
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD.
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 29, 2014	ANAVEX LIFE SCIENCES CORP.

By:	/s/ Christopher Missling, PhD
Name:	Christopher Missling, PhD
Title:	Chief Executive Officer and Chief Financial
Officer (Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	December 29, 2014
Christopher Missling

/s/ Athanasios Skarpelos	Director	December 29, 2014
Athanasios Skarpelos

/s/ Bernd Metzner	Director	December 29, 2014
Bernd Metzner

/s/ Elliot Favus	Director	December 29, 2014
Elliot Favus