Form 10-Q
period 2014-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2015-02-17
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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
[   ] Yes      [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,441,000 shares of common stock outstanding as of February 13, 2015.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2014 and September 30, 2014
(Unaudited)

	December 31,	September 30,
	2014	2014
ASSETS

Current
Cash	$6,980,924	$7,262,138
Prepaid expenses	67,576	89,117
	7,048,500	7,351,255
Equipment	1,998	2,247
	$7,050,498	$7,353,502

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,319,840	$1,249,084
Promissory notes payable	98,312	192,065
	1,418,152	1,441,149
Non-interest bearing liabilities	5,159,220	5,719,727
	6,577,372	7,160,876

STOCKHOLDERS' EQUITY

Capitalstock
Authorized: 150,000,000 common shares, par value $0.001 per share Issued and outstanding: 54,804,905 common shares (September 30, 2014 - 47,200,237)	54,807	47,201
Additional paid-in capital	53,138,362	52,078,750
Common stock to be issued	640,000	640,000
Accumulated deficit	(53,360,043)	(52,573,325)
	473,126	192,626
	$7,050,498	$7,353,502

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Operating expenses
General and administrative - Notes 8 and 9	$452,053	$304,428
Research and development	318,625	5,180

Total operating expenses	(770,678)	(309,608)

Other income (expenses)
Interest and finance income (expenses), net	(77,009)	(3,287)
Financing related charges and adjustments	37,651	683,000
Foreign exchange gain (loss)	23,318	(11,468)

Total other income (expenses), net	(16,040)	668,245

Net loss and comprehensive loss for the period	$(786,718)	$358,637

Loss per share
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding
Basic	51,630,390	37,484,793
Diluted	51,630,390	43,933,759

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash Flows used in Operating Activities
Net loss for the period	$(786,718)	$358,637
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	249	192
Accretion of debt discount	7,120	-
Stock-based compensation	15,362	-
Non-cash financing related charges	29,000	-
Change in fair value of derivative financial instruments	(2,000)	(683,000)
Gain on extinguishment of debt	(42,771)	-
Unrealized foreign exchange	(5,609)	(10,499)
Changes in non-cash working capital balances related to operations:
Prepaid expenses	(9,373)	(20,449)
Accounts payable and accrued liabilities	101,670	(79,871)
Net cash used in operating activities	(693,070)	(434,990)

Cash Flows used in Investing Activities
Acquisition of equipment	-	(2,327)
Net cash used in investing activities	-	(2,327)

Cash Flows provided by Financing Activities
Issuance of common shares	500,000	188,170
Repayment of promissory note	(88,144)	-
Net cash provided by financing activities	411,856	188,170

Increase in cash during the period	(281,214)	(249,147)
Cash, beginning of period	7,262,138	345,074
Cash, end of period	$6,980,924	$95,927

Supplemental Cash Flow Information - Note 11

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the three months ended December 31, 2014
(Unaudited )

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total

Balance, October 1, 2014	47,200,237	$47,201	$52,078,750	$640,000	$(52,573,325)	$192,626
Capital stock issued pursuant to debt conversions - at $0.25	5,604,668	5,607	1,044,250	-	-	1,049,857
Capital stock issued for cash - at $0.25	2,000,000	2,000	-	-	-	2,000
Stock based compensation	-	-	15,362	-	-	15,362
Net loss for the period	-	-	-	-	(786,718)	(786,718)
Balance, December 31, 2014	54,804,905	$54,807	$53,138,362	$640,000	$(53,360,043)	$473,126

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
(Unaudited)

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

Basis of Presentation

These interim condensed consolidated financial statements have been prepared, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. These interim condensed financial statements should be read in conjunction with the audited financial statements included in its annual report on Form 10-K for the year ended September 30, 2014. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 2

Basic and Diluted Loss per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the weighted average of all potentially dilutive shares of common stock that were outstanding during the period. Additionally, the numerator is also adjusted for changes in fair value of the derivative financial instruments where it is presumed they will be share settled.

As of December 31, 2014, loss per share excludes 107,265,140 (2013 – 9,023,966) potentially dilutive common shares related to outstanding options, warrants, and convertible debentures as their effect was anti-dilutive.

Note 2	Recent Accounting Pronouncements

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

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 3

Note 3	Equipment

	December31,2014
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$1,017	$1,998

	September30,2014
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$768	$2,247

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 4

Note 4	Promissory Notes Payable

	December 31,	September 30,
	2014	2014
Promissory note dated December 31, 2012 with a principal balance of CDN$100,000 bearing interest at 12% per annum, due on September 30, 2014	-	89,618

Promissory note dated January 9, 2013 with a principal balance of CDN$86,677, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	74,543	77,679

Promissory note dated January 9, 2013 with a principal balance of CDN$27,639, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	23,769	24,768
	98,312	192,065
Less: current portion	(98,312)	(192,065)
	$-	$-

On December 31, 2012, the Company issued a promissory note having a principal balance of CDN$100,000, with terms that included interest at 12% per annum and matured on June 30, 2013, in exchange for an accounts payable owing with respect to unpaid consulting fees. This note was not repaid on June 30, 2013 and the maturity date was extended to September 30, 2014. The Company repaid this note during the three months ended December 31, 2014.

On January 9, 2013, the Company issued two (2) promissory notes (the “Secured Notes”);

a)

The Company issued a promissory note in the amount of CDN$86,677 to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)

The Company issued a promissory note in the amount of CDN$27,639 to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

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

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 5

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

The Company did not repay the notes on June 30, 2013. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of December 31, 2014 or September 30, 2014, as the Company does not consider these amounts to be legally enforceable.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 6

Note 5	Non-interest Bearing Liabilities

Non-interest bearing liabilities consists of the following:

	December 31,	September 30,
	2014	2014
Senior Convertible Debentures	$221,220	$263,727
Derivative Financial Instruments	4,938,000	5,456,000
	$5,159,220	$5,719,727

Senior Convertible Debentures

	December 31,	September 30,
	2014	2014

Senior Convertible Debentures, non-interest
bearing ,unsecured, due March 18, 2044	6,044,877	7,446,044
Less: Debt Discount	(5,823,657)	(7,182,317)
Total carrying value	221,220	263,727
Less: current portion	-	-
Long term liability	$221,220	$263,727

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

Each Series B warrant is exercisable into one common share of the Company at $0.42 per share until March 18, 2019

The Debentures are unsecured, non-interest bearing and are due on March 18, 2044. The Debentures were originally convertible, in whole or in part, at the option of the holder into common shares of the Company at $0.30 per share (“the Conversion Price”). The Conversion Price of the debenture will be adjusted in the event of common stock dividend, split or consolidation. The Conversion Price was later amended to $0.25 per share, as set forth below.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 7

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

In consideration for the Debentures issued, the Company issued an aggregate of 1,000,000 share purchase warrants to non-lenders as described above. The fair value of the Non- Purchaser Warrants of $334,900, along with finder’s fees and other financing costs directly associated with the issuance of the Debentures in the amount of $788,712, was recorded as a deferred financing charge and was being amortized to income over the term of the Debentures using the effective interest method.

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
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 8

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

The Company assessed the guidance under ASC 470-60 Troubled Debt Restructurings and determined that this guidance did not apply to the Debenture Amendment. The Debenture Amendment was considered a substantial change in the terms of the debentures pursuant to ASC 470-50 Modifications and Extinguishments and accordingly, the Company was required to apply debt extinguishment accounting. Consequently, the Company calculated a net non-cash loss on extinguishment of debt of $8,099,137 as the premium of the aggregate fair value of the amended debentures over their aggregate carrying values of $906 immediately prior to the Debenture Amendment and the gain from the forgiveness of accrued liquidating damages of $459,912. This amount is included in other financing related charges and adjustments on the consolidated statement of operations during the year ended September 30, 2014.

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

In addition, in accordance with debt extinguishment accounting, remaining unamortized financing costs of $1,110,568 associated with the original Debentures were immediately amortized through earnings upon entering into the amendments. This amount is also included in other financing related charges and adjustments in the consolidated statement of operations during the year ended September 30, 2014.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 9

Note 5	Non-interest Bearing Liabilities – (cont’d)

Senior Convertible Debentures – (cont’d)

During the three months ended December 31, 2014, the Company issued an aggregate of 5,604,668 shares of common stock were based on a conversion price of $0.25 per share pursuant to the conversion of $1,401,167 in outstanding principal amounts due under the Debentures.

As a result of the bifurcation of the embedded conversion option subsequent to the Debenture Amendments as discussed above, for accounting purposes, two instruments are considered outstanding and, upon exercise of the contractual conversion option, extinguishment accounting is applied. Consequently, the embedded conversion feature is adjusted to fair value at the conversion date and the shares issued pursuant to conversion are recorded at their fair value on the date of issuance, determined with reference to the quoted market price of the Company’s shares on the issuance date. The resulting difference is recorded as a gain or loss on the consolidated statement of operations. During the three months ended December 31, 2014, the Company recorded $42,771 (2013: $Nil) in respect of net gains on these conversion of the Debentures.

Embedded conversion options and warrants

At December 31, 2014 and September 30, 2014, the Company had outstanding embedded conversion options associated with the Senior Convertible Debentures and outstanding warrants being accounted for as derivative liabilities.

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

During the three months ended December 31, 2014, the Company issued units consisting of shares of common stock and share purchase warrants and, since the Company does not have a sufficient number of authorized and available shares of common stock to fully settle the exercise of these warrants if exercised, due to the outstanding embedded conversion features discussed above. As a result, the Company was required to account for these instruments as derivative financial instruments. On the commitment date of the related warrants, the Company allocated the proceeds from the issuance of units first to the derivative liability at its fair value, with any remaining proceeds allocated to the common stock.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 10

Note 5	Non-interest Bearing Liabilities – (cont’d)

Embedded conversion options and warrants – (cont’d)

During the year ended September 30, 2013, the Company issued an aggregate of 6,448,966 common stock purchase warrants that were required to be accounted for as liabilities pursuant to ASC 815 as a result of certain features embedded in those instruments. During the three months ended December 31, 2013, the Company amended the terms of these common stock purchase warrants. As of the modification date, these warrants were no longer required to be accounted for as liabilities. Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of modification into equity, with the change in fair value up to the date of modification being recorded on the consolidated statements of operations as other income.

As a result of the application of ASC 815, the Company has recorded these liabilities at their fair values as follows:

	December 31,	September 30,
	2014	2014

Balance, beginning of the period	$5,456,000	$904,000
Fair value at issuance	527,000	8,277,000
Change in fair value during the period	(2,000)	(2,956,000)
Transfer to equity upon modification of warrant terms	-	(221,000)
Transfer to equity upon exercise	(1,043,000)	(548,000)
Balance, end of the period	$4,938,000	$5,456,000

The embedded conversion features and warrants accounted for as derivative financial instruments have no observable market and the Company estimated their fair values at December 31, 2014 and September 30, 2014 using the binomial option pricing model based on the following weighted average management assumptions:

	December 31,	September 30, 2014
	2014
Risk-free interest rate	2.59%	3.21%
Expected life (years)	25.77	29.48
Expected volatility	101.94%	100.07%
Stock price	$0.185	$0.184
Dividend yields	0.00%	0.00%

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 11

Note 6	Capital Stock

Authorized

As at December 31, 2014 and September 30, 2014, the Company’s authorized share capital, consisting of 150,000,000 share of common stock, was insufficient to fully settle the conversion or exercise of all outstanding convertible debentures, stock purchase warrants and stock options at that date. As a result, and in accordance with ASC 815, the Company has recorded derivative liabilities in connection with certain embedded conversion options contained in convertible debentures outstanding at December 31, 2014 and September 30, 2014, as more fully described in Note 5.

Equity Transactions

On October 22, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one investor for an equity investment of $500,000 at a price of $0.25 per unit. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, and Lincoln Park agreed to purchase, 2,000,000 shares of common stock. In addition, the Company agreed to issue an aggregate of 4,000,000 stock purchase warrants, of which 2,000,000 are exercisable at $0.30 per share and 2,000,000 are exercisable at $0.42 per share, each for a period of five years, subject to normal adjustment for stock splits, combinations, and reclassification events.

As discussed in Note 5, the warrants issued were required to be accounted for as derivative liabilities pursuant to the guidance of ASC 815. Consequently, the Company allocated the proceeds from the issuance of the units first to the warrants, at their fair value of $527,000 with an amount of $2,000 being allocated to equity at par value. The $29,000 excess of the sum of fair value and par value over the proceeds received of $500,000 was recorded as a component of financing related charges and adjustments on the statement of operations during the three months ended December 31, 2014. The fair value of the warrants was determined based on the binomial option pricing model using the following weighted average assumptions: risk-free interest rate: 1.46%, expected life: 5 years, expected volatility: 100.21%, dividend yield: 0%.

The Company paid a finder’s fee of $50,000 in connection with the purchase agreement. This amount was expensed as a component of financing related charges and adjustments during the three months ended December 31, 2014.

Common stock to be issued

On February 28, 2014, the Company received $30,000 in share subscriptions in respect of the issuance of 100,000 units at $0.30 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $0.75 per share for a period of five years from the date of issuance.

Included in common stock to be issued at December 31, 2014 is an amount of $610,000 (September 30, 2014: $610,000) related to 1,000,000 of common stock issuable to a director and officer of the Company pursuant to the terms of an employment agreement with that director and officer (Note 8).

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 12

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

The Company will determine, at its own discretion, the timing and amount of its sales of common stock, subject to certain conditions and limitations. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement will be based on the market price of the Company’s shares of common stock immediately preceding the time of sale without any fixed discount, provided that in no event will such shares be sold to Lincoln Park when the closing sale price is less than $0.50 per share. There are no upper limits on the per share price that Lincoln Park may pay to purchase such common stock. The purchase price will be equitably adjusted for any reorganization, recapitalization, non- cash dividend, stock split or similar transaction occurring during the business days used to compute such price.

Note 7	Lincoln Park Purchase Agreement – (cont’d)

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

The Company incurred a net $73,787 in direct expenses in connection with the Purchase Agreement and registration statement. These were recorded as share issuance costs as a charge against additional paid in capital in the period incurred.

During the three months ended December 31, 2014, the Company did not issue any shares under the Purchase Agreement.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 13

Note 8	Related Party Transactions

During the three months ended December 31, 2014, the Company was charged general and administrative expenses totaling $16,383 in respect of directors fees and stock option based compensation charges paid or accrued to directors and officers of the Company, inclusive of amounts noted below (2013: $Nil).

As at December 31, 2014, included in accounts payable and accrued liabilities was $35,732 (September 30, 2014: $28,232) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

During the year ended September 30, 2013, pursuant to an employment agreement with the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and Director, of the Company, the Company:

i)	granted 2,000,000 fully vested share purchase options exercisable at $0.40 per share until July 5, 2023.

ii)	issued 4,000,000 shares of restricted common stock that vest as follows:

•	25% upon the Company starting a Phase Ib/IIb human study
•	25% upon the Company in-licensing additional assets in clinical or pre-clinical stage (vested during the year ended September 30, 2014 at a value of $610,000)
•	25% upon the Company securing additional non-dilutive equity funding in 2013 of at least $5,000,000 with a share price higher than the previous funding
•	25% upon the Company obtaining a listing on a major stock exchange

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 14

Note 9	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price
Balance, October 1, 2013	9,149,479	$0.75
Expired	(2,700,513)	$0.75
Issued	68,466,666	$0.36
Balance, September 30, 2014	74,915,632	$0.40
Issued	4,300,000	$0.35
Balance, December 31,2 014	79,215,632	$0.39

At December 31, 2014, the Company has 78,915,632 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
6,448,966	$0.75	July 5, 2018
500,000	$0.75	February 14, 2019
120,000	$1.00	February 24, 2019
33,833,333	$0.30	March 13, 2019
33,833,333	$0.42	March 13, 2019
180,000	$0.31	May 31, 2019
2,000,000	$0.30	October 22, 2019
2,000,000	$0.42	October 22, 2019
250,000	$0.19	January 31, 2015
50,000	$0.31	May 31, 2019
79,215,632

During the three months ended December 31, 2014, the Company issued 250,000 warrants exercisable at $0.19 per share until January 31, 2015 to a consultant of the Company pursuant to a consulting agreement dated October 24, 2014. The warrants were to vest in the event the Company entered into a license agreement or direct sales transaction as a direct result of the consultant. Subsequent to December 31, 2014, these warrants expired unvested and unexercised. No stock-based compensation has been or will be recorded in the financial statements as none of the performance conditions for vesting were met.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 15

Note 9	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

During the three months ended December 31, 2014, the Company issued 50,000 warrants exercisable at $0.31 per share until May 31, 2019 to a consultant of the Company pursuant to a consulting agreement. The fair value of these warrants at issuance was calculated to be $6,000 based on the Black-Scholes option pricing model using the following assumptions: expected term 4.59 years, expected volatility 102.33%, expected dividend yield 0.00%, risk free interest rate 1.58%. Stock based compensation will be recorded in the financial statements over the vesting term of three years from the date of grant.

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
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 16

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the three months ended December 31, 2014 and for the year ended September 30, 2014 is presented below:

		Weighted	Weighted
	Number of	Average	Average Grant
	Shares	Exercise Price	Date fairv alue
Outstanding at October 1, 2013	3,075,000	$1.26
Expired	(705,000)	$2.70
Granted	800,000	$0.32	$0.25
Outstanding at September 30, 2014 and December 31, 2014	3,170,000	$0.70
Exercisable at December 31, 2014	2,100,000	$0.56
Exercisable at September 30, 2014	2,100,000	$0.56

At December 31, 2014, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
100,000	(1)	100,000	$3.67	March 30, 2016	-	1.25
270,000	(2)	-	$3.00	February 8, 2017	-	2.11
2,000,000	(3)	2,000,000	$0.40	July 5, 2023	-	8.52
300,000	(4)	-	$0.30	May 7, 2024	-	9.36
500,000	(5)	-	$0.33	May 8, 2024	-	9.36
3,170,000		2,100,000			-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2014.

(1)

As of December 31, 2014 and September 30, 2014, these options had fully vested. These options were granted during the year ended September 30, 2011 and vested over a period of one year from the date of grant. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock- based compensation during the three months ended December 31, 2014 (2013: $Nil).

(2)

As of December 31, 2014 and September 30, 2014, none of these options had vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 17

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(3)

As of December 31, 2014 and September 30, 2014 these options had fully vested. These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company recognized stock based compensation expense of $Nil during the three months ended December 31, 2014 (2013: $Nil) in connection with these options.

(4)

As of December 31, 2014 and September 30, 2014, none of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a three year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $5,830 during the three months ended December 31, 2014, (2013: $Nil) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(5)

As of December 31, 2014 and September 30, 2014, none of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a four year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $8,053 during the three months ended December 31, 2014 (2013: $Nil) in connection with these options.

During the three months ended December 31, 2013, 500,000 options expired for which the Company had recognized stock-based compensation of $Nil (2012: $Nil) during the three months ended December 31, 2013

There has been no stock-based compensation recognized in the financial statements for the three months ended December 31, 2014 (2013: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Note 10	Subsequent Events

Subsequent to December 31, 2014 the Company issued an aggregate of 1,636,096 shares of common stock pursuant to the conversion of $409,024 face value of convertible debentures at $0.25 per share.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
December 31, 2014
Stated in US Dollars
(Unaudited) – Page 18

Note 11	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the three months ended December 31, 2014, the Company issued 5,604,668 shares of common stock of the Company at a fair value of $1,049,855 pursuant to the conversion of convertible debentures at a conversion price of $0.25 per share.

During the three months ended December 31, 2013, the Company reclassified an amount of $221,000 into equity upon modification of the terms of certain derivative instruments.

These transactions have been excluded from the statement of cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, statements regarding the anticipated designs of our future clinical studies, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position. We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

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

As well, recent preclinical data validates ANAVEX 2-73 as a prospective platform drug for other neurodegenerative diseases beyond Alzheimer’s, most specifically epilepsy. The data demonstrates significant improvement in the reduction of seizures relative to three generations of epilepsy drugs currently on the market, as well as significant synergy with each of these drugs.

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

  Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Our market research leads us to believe that the market for the pharmaceutical treatment of pancreatic cancer will exceed $1.2 billion in 2015.

Recent Corporate Developments

Since October 1, 2014, the commencement of our first quarter ended December 31, 2014, we have experienced the following significant corporate developments:

  On October 22, 2014, we entered into a Securities Purchase Agreement (the “Subscription Agreement”) with Lincoln Park Capital Fund, LLC, a long time investor of our company, for an equity investment of $500,000 at a price of $0.25 per unit. Pursuant to the terms of the Subscription Agreement, we agreed to sell, and Lincoln Park agreed to purchase, 2,000,000 shares of common stock. In addition, we agreed to issue to Lincoln Park an aggregate of 4,000,000 stock purchase warrants, of which 2,000,000 are exercisable at $0.30 per share and 2,000,000 are exercisable at $0.42 per share, each for a period of five years, subject to adjustment for stock splits, combinations, and reclassification events.

  Effective as of December 12, 2014, our Company’s common stock began being quoted on the OTC Market Group’s OTCQX tier under the Company’s existing stock ticker “AVXL”. The OTCQX is the highest tier of the OTC Market Group’s trading marketplace.

  On January 12, 2015, we announced dosing of the first patient in the Phase 2a clinical trial of our proprietary compound, ANAVEX 2-73 and ANAVEX PLUS, which are being developed as an oral therapy and oral drug combination for the potential treatment of Alzheimer's disease. The approved Phase 2a clinical trial is the first study of ANAVEX 2-73 in Alzheimer’s patients.

  On January 13, 2015, our company’s president and Chief Executive Officer, Christopher Missling, PhD presented at the 8th annual OneMedForum conference in San Francisco. OneMedForum is recognized as a leading annual event showcasing promising, innovative growth companies in healthcare and life sciences and we provided an overview of our company and its progress of the Phase 2a clinical trial evaluating ANAVEX 2-73 and ANAVEX PLUS.

  On February 9, 2015, we confirmed positive preclinical data for our lead drug candidate ANAVEX 2-73 for the potential treatment of epilepsy, validating it also as a prospective platform drug for the treatment of other neurodegenerative diseases beyond Alzheimer’s. The data demonstrates significant improvement in the reduction of seizures relative to three generations of epilepsy drugs currently on the market, as well as significant synergy with each of these drugs.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Three months ended December 31, 2014 compared to three months ended December 31, 2013

Our operating expenses for the three months ended December 31, 2014 were $770,678, which represents an increase of $461,070 compared to $309,608 for the three month period ended December 31, 2013. The increase was mainly attributable to an increase in research and development expenses of $313,445 related to our Phase 2a clinical trial for ANAVEX 2-73, which commenced in December, 2014. We expect our research and development expenses will continue to increase over the remaining quarters in the current fiscal year as a result of this clinical trial and other auxiliary research and development activities. We continue to target potential research partners to further advance our pipeline compounds.

Other income

The aggregate amount in the other income for the three month period ended December 31, 2014, amounted to $(16,040) as compared to $668,245 for the comparable three month period ended December 31, 2013. The decrease in other expenses was mainly as a result of a decrease in financing related income of $683,000 for the three months ended December 31, 2013, related to a change in the calculated fair value over the period of stock purchase warrants being accounted for as derivative liabilities in accordance with US GAAP.

Liquidity and Capital Resources

Working Capital

	December 31, 2014	September 30, 2014
Current Assets	$7,048,500	$7,351,255
Current Liabilities	1,418,152	1,441,149
Working Capital	$5,630,348	$5,910,106

As of December 31, 2014, we had $6,980,924 in cash, a decrease of $281,214 from September 30, 2014. The principal reason for this decrease is due to cash used in operations and for the advancement of clinical trial work, offset by funds received during the quarter in respect of a private placement. We intend to use the majority of our capital resources to complete the next clinical trial for ANAVEX 2-73 and ANAVEX PLUS, and to perform work necessary to prepare for further clinical development.

Cash Flows

	Three months ended December 31,
	2014	2013
Cash flows used in operating activities	$(693,070)	$(434,990)
Cash flows from investing activities	-	(2,327)
Cash flows from financing activities	411,856	188,170
Decrease in cash	$(281,214)	$(249,147)

Cash flow used in operating activities

Our cash used in operating activities for the period ended December 31, 2014 was $693,070 compared to $434,990 used in operating activities for the comparative period ended December 31, 2013. The increase in cash used in operating activities was primarily as a result of the increased research and development activities as a result of the commencement of clinical trial work.

Cash used in investing activities

Cash used in investing activities was $Nil in the current period ended December 31, 2014 compared to $2,327 in the comparative period. This is as a result of a small equipment purchase in the comparative period.

Cash flow provided by financing activities

Our cash used in financing activities for the period ended December 31, 2014 was $411,856, mostly attributable to cash received from the issuance of common shares under the Subscription Agreement with Lincoln Park Capital Fund, LLC (described above under Recent Corporate Developments).

In the comparative period ended December 31, 2013, we had cash inflows of $188,170 from activities related to the issuance of common shares under the Purchase Agreement (described below under Other Financing).

Other Financing

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

There are accounting policies that we believe are significant to the presentation of our financial statements. The most significant of these accounting policies relates to the accounting for our research and development expenses and stock-based compensation expense and derivative liabilities.

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

Derivative Liabilities

From time to time, we may issue warrants and convertible promissory notes with embedded conversion options which, dependent on their specific contractual terms, may be required to be accounted for as separate derivative liabilities. These liabilities are required to be measured at fair value. These instruments are then adjusted to reflect fair value at each period end. Any increase or decrease in the fair value is recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we use the binomial pricing model because these instruments are not quoted on an active market.

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

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

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

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our Annual Report on Form 10-K filed on December 29, 2014.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to the size and nature of our operations, segregation of all duties and job functions has not always been possible and may not be economically feasible.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings to which we or our subsidiary are a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. However, current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 29, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

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

10.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
10.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: February 17, 2015