Form 10-Q
period 2015-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2015-05-14
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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
77,243,580 shares of common stock outstanding as of May 14, 2015.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2015 and September 30, 2014
(Unaudited)

ASSETS
	March 31,	September 30,
	2015	2014
Current
Cash	$6,310,643	$7,262,138
Prepaid expenses	51,985	89,117
	6,362,628	7,351,255
Equipment	1,749	2,247
	$6,364,377	$7,353,502

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,437,939	$1,249,084
Promissory notes payable	90,412	192,065
	1,528,351	1,441,149
Non-interest bearing liabilities	133,727	5,719,727
	1,662,078	7,160,876

STOCKHOLDERS' EQUITY

Capital stock
Authorized: 400,000,000 common shares, par value $0.001 per share Issued and outstanding: 64,874,149 common shares (September 30, 2014 - 47,200,237)	64,876	47,201
Additional paid-in capital	59,082,325	52,078,750
Common stock to be issued	640,000	640,000
Accumulated deficit	(55,084,902)	(52,573,325)
	4,702,299	192,626
	$6,364,377	$7,353,502

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2015 and 2014
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Operating expenses
General and administrative - Notes 8 and 9	$451,193	$903,015	$903,246	$1,207,443
Research and development	407,146	118,152	725,771	123,332

Total operating expenses	(858,339)	(1,021,167)	(1,629,017)	(1,330,775)

Other income (expenses)
Interest and finance income (expenses), net	2,228	(5,079)	(74,781)	(8,366)
Financing related charges and adjustments	(912,357)	(1,011)	(874,706)	681,989
Foreign exchange gain (loss)	43,609	8,397	66,927	(3,071)

Total other income (expenses), net	(866,520)	2,307	(882,560)	670,552

Net loss and comprehensive loss for the period	$(1,724,859)	$(1,018,860)	$(2,511,577)	$(660,223)

Loss per share
Basic	$(0.03)	$(0.03)	$(0.05)	$(0.02)
Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.04)

Weighted average number of shares outstanding
Basic	57,307,779	37,881,209	54,437,890	37,680,823
Diluted	57,307,779	37,881,209	54,437,890	37,680,823

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
Cash Flows used in Operating Activities
Net loss for the period	$(2,511,577)	$(660,223)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	498	384
Accretion of debt discount	493,451	1,011
Stock-based compensation	31,544	-
Common shares to be issued for services	-	610,000
Amortization of deferred financing charge	-	1,199
Non-cash financing related charges	29,000	(683,000)
Change in fair value of derivative financial instruments	487,000	-
Gain on extinguishment of debt	(105,745)	-
Unrealized foreign exchange	(13,509)	(17,143)
Changes in non-cash working capital balances related to operations:
Prepaid expenses	-	(12,253)
Accounts payable and accrued liabilities	225,987	(22,494)
Net cash used in operating activities	(1,363,351)	(782,519)

Cash Flows used in Investing Activities
Acquisition of equipment	-	(2,327)
Net cash used in investing activities	-	(2,327)

Cash Flows provided by Financing Activities
Issuance of common shares	500,000	398,170
Share subscriptions received	-	(30,000)
Financing fees paid		(734,840)
Repayment of promissory note	(88,144)	-
Proceeds from the issuance of convertible debentures	-	10,000,000
Net cash provided by financing activities	411,856	9,633,330

Decrease (increase) in cash during the period	(951,495)	8,848,484
Cash, beginning of period	7,262,138	345,074
Cash, end of period	$6,310,643	$9,193,558

Supplemental Cash Flow Information - Note 11

SEE ACCOMPANYING NOTES

ANAVEX LIFESCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENT OFCHANGES INSTOCKHOLDERS' EQUITY
forthesixmonths endedMarch31,2015
(Unaudited )

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	ParValue	Capital	Issued	Deficit	Total

Balance, October 1, 2014	47,200,237	$47,201	$52,078,750	$640,000	$(52,573,325)	$192,626
Capital stock issued pursuant to debt conversions - at $0.25	15,673,912	15,676	3,041,031	-	-	3,056,707
Capital stock issued for cash - at $0.25	2,000,000	2,000	-	-	-	2,000
Reclassification of derivative liability	-	-	3,931,000	-	-	3,931,000
Stock based compensation	-	-	31,544	-	-	31,544
Net loss for the period	-	-	-	-	(2,511,577)	(2,511,577)
Balance, March 31, 2015	64,874,149	$64,876	$59,082,325	$640,000	$(55,084,902)	$4,702,299

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
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

Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 2

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

As of March 31, 2015, loss per share excludes 97,345,896 (2014 – 77,305,632) potentially dilutive common shares related to outstanding options, warrants, and convertible debentures as their effect was anti-dilutive.

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

In May, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 3

Note 3	Equipment

	March 31, 2015
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$1,266	$1,749

	September 30, 2014
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$768	$2,247

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 4

Note 4	Promissory Notes Payable

	March 31,	September 30,
	2015	2014
Promissory note dated December 31, 2012 with a principal balance of CDN$100,000 bearing interest at 12% per annum, due on September 30, 2014	$-	$89,618

Promissory note dated January 9, 2013 with a principal balance of CDN$86,677, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	68,553	77,679

Promissory note dated January 9, 2013 with a principal balance of CDN$27,639, bearing interest at 12%per annum, secured by all the present and future assets of the Company; due on demand	21,859	24,768
	$90,412	$192,065

On December 31, 2012, the Company issued a promissory note having a principal balance of CDN$100,000, with terms that included interest at 12% per annum and matured on June 30, 2013, in exchange for an accounts payable owing with respect to unpaid consulting fees. This note was not repaid on June 30, 2013 and the maturity date was extended to September 30, 2014. The Company repaid this note during the six months ended March 31, 2015.

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
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 5

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

The Company did not repay the notes on June 30, 2013. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of March 31, 2015 or September 30, 2014, as the Company does not consider these amounts to be legally enforceable.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 6

Note 5	Non-interest Bearing Liabilities

Non-interest bearing liabilities consists of the following:

	March 31,	September 30,
	2015	2014
Senior Convertible Debentures	$133,727	$263,727
Derivative Financial Instruments	-	5,456,000
	$133,727	$5,719,727

Senior Convertible Debentures

	March 31,	September 30,
	2015	2014

Senior Convertible Debentures, non-interest bearing ,unsecured, due March 18, 2044	3,527,566	7,446,044
Less: Debt Discount	(3,393,839)	(7,182,317)
Total carrying value	133,727	263,727
Less: current portion	-	-
Long term liability	$133,727	$263,727

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
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 7

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
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 8

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
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 9

Note 5	Non-interest Bearing Liabilities – (cont’d)

Senior Convertible Debentures – (cont’d)

During the six months ended March 31, 2015, the Company issued an aggregate of 15,673,912 shares of common stock that were based on a conversion price of $0.25 per share pursuant to the conversion of $3,918,478 in outstanding principal amounts due under the Debentures.

As a result of the bifurcation of the embedded conversion option subsequent to the Debenture Amendments as discussed above, for accounting purposes, two instruments were considered outstanding and, upon exercise of the contractual conversion option, extinguishment accounting was applied. Consequently, the embedded conversion feature was adjusted to fair value at the conversion date and the shares issued pursuant to conversion were recorded at their fair value on the date of issuance, determined with reference to the quoted market price of the Company’s shares on the issuance date. The resulting difference was recorded as a gain or loss on the consolidated statement of operations. During the six months ended March 31, 2015, the Company recorded $105,745 (2014: $Nil) in respect of net gains on these conversion of the Debentures.

Effective March 26, 2015 and upon a change in triggering events, the embedded conversion option is no longer required to be bifurcated and conversion accounting has been applied to all conversions subsequent to the change in triggering events.

Embedded conversion options and warrants

At September 30, 2014, the Company had outstanding embedded conversion options associated with the Senior Convertible Debentures and outstanding warrants being accounted for as derivative liabilities.

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

During the year ended September 30, 2014, the Company issued debentures with fixed price embedded conversion features and, subsequent to certain amendments as discussed above, the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to fully settle the conversion feature of such instruments if exercised. As such, the Company was required to account for these instruments as derivative financial instruments. On the amendment date of the related convertible debentures, the Company recorded a debt discount to the extent of the fair value of the embedded conversion features required to be accounted for as liabilities under ASC 815.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 10

Note 5	Non-interest Bearing Liabilities – (cont’d)

Embedded conversion options and warrants – (cont’d)

During the six months ended March 31, 2015, the Company issued units consisting of shares of common stock and share purchase warrants and since the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to fully settle the exercise of these warrants if exercised, due to the outstanding embedded conversion features discussed above, the Company was required to account for these instruments as derivative financial instruments. On the commitment date of the related warrants, the Company allocated the proceeds from the issuance of units first to the derivative liability at its fair value, with any remaining proceeds allocated to the common stock.

On March 26, 2015, the Company received stockholder approval to approve an amendment to the Company’s articles of incorporation to increase the Company’s authorized common stock from 150,000,000 to 400,000,000 shares, which is now sufficient to fully settle all the outstanding equity contracts. Consequently, these instruments previously accounted for as liabilities under ASC 815 are no longer required to be accounted for as liabilities. Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of this triggering event into equity, with the change in fair value up to the date of modification being recorded on the consolidated statement of operations as other income.

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

As a result of the application of ASC 815, the Company has recorded these liabilities at their fair values as follows:

	March 31,	September 30,
	2015	2014

Balance ,beginning of the period	$5,456,000	$904,000
Fair value at issuance	527,000	8,277,000
Change in fair value during the period	487,000	(2,956,000)
Reclassification to equity upon change in triggering events	(3,931,000)	(221,000)
Transfer to equity upon exercise	(2,539,000)	(548,000)
Balance, end of the period	$-	$5,456,000

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 11

Note 5	Non-interest Bearing Liabilities – (cont’d)

Embedded conversion options and warrants – (cont’d)

The embedded conversion features and warrants accounted for as derivative financial instruments have no observable market and the Company estimated their fair values at their reclassification dates and September 30, 2014 using the binomial option pricing model based on the following weighted average management assumptions:

	Reclassification	September
	Date	30, 2014
Risk-free interest rate	1.47%	3.21%
Expected life (years)	24.19	29.48
Expected volatility	102.14%	100.07%
Dividend yields	0.00%	0.00%

Note 6	Capital Stock

Authorized

On March 26, 2015, the Company received stockholder approval to approve an amendment to the Company’s articles of incorporation to increase the Company’s authorized common stock from 150,000,000 to 400,000,000 shares.

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

As discussed in Note 5, the warrants issued were required to be accounted for as derivative liabilities at their date of issuance, pursuant to the guidance of ASC 815. Consequently, the Company allocated the proceeds from the issuance of the units first to the warrants, at their fair value of $527,000 with an amount of $2,000 being allocated to equity at par value. The $29,000 excess of the sum of fair value and par value over the proceeds received of $500,000 was recorded as a component of financing related charges and adjustments on the statement of operations during the six months ended March 31, 2015. The fair value of the warrants was determined based on the binomial option pricing model using the following weighted average assumptions: risk-free interest rate: 1.46%, expected life: 5 years, expected volatility: 100.21%, dividend yield: 0%.

The Company paid a finder’s fee of $50,000 in connection with the purchase agreement. This amount was expensed as a component of financing related charges and adjustments during the six months ended March 31, 2015.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 12

Common stock to be issued

On February 28, 2014, the Company received $30,000 in share subscriptions in respect of the issuance of 100,000 units at $0.30 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $0.75 per share for a period of five years from the date of issuance.

Included in common stock to be issued at March 31, 2015 is an amount of $610,000 (September 30, 2014: $610,000) related to 1,000,000 of common stock issuable to a director and officer of the Company pursuant to the terms of an employment agreement with that director and officer (Note 8).

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

During the six months ended March 31, 2015, the Company did not issue any shares under the Purchase Agreement.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 13

Note 8	Related Party Transactions

During the three and six months ended March 31, 2015, the Company was charged general and administrative expenses totaling $16,082 and $32,465, respectively (2014: $Nil and $Nil, respectively) in respect of directors fees and stock option based compensation charges paid or accrued to directors and officers of the Company, inclusive of amounts noted below.

As at March 31, 2015, included in accounts payable and accrued liabilities was $40,016 (September 30, 2014: $28,232) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

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
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 14

Note 9	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price
Balance, October 1, 2013	9,149,479	$0.75
Expired	(2,700,513)	$0.75
Issued	68,466,666	$0.36
Balance, September 30, 2014	74,915,632	$0.40
Expired	(250,000)	$0.19
Issued	4,300,000	$0.35
Balance, March 31, 2015	78,965,632	$0.40

At March 31, 2015, the Company has 78,965,632 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
6,448,966	$0.75	July 5, 2018
500,000	$0.75	February 14, 2019
120,000	$1.00	February 24, 2019
33,833,333	$0.30	March 13, 2019
33,833,333	$0.42	March 13, 2019
180,000	$0.31	May 31, 2019
2,000,000	$0.30	October 22, 2019
2,000,000	$0.42	October 22, 2019
50,000	$0.31	May 31, 2019
78,965,632

During the six months ended March 31, 2015, the Company issued 250,000 warrants exercisable at $0.19 per share until January 31, 2015 to a consultant of the Company pursuant to a consulting agreement dated October 24, 2014. The warrants were to vest in the event the Company entered into a license agreement or direct sales transaction as a direct result of the consultant. During the six months ended March 31, 2015, these warrants expired unvested and unexercised. No stock-based compensation has been or will be recorded in the financial statements as none of the performance conditions for vesting were met.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 15

Note 9	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

During the six months ended March 31, 2015, the Company issued 50,000 warrants exercisable at $0.31 per share until May 31, 2019 to a consultant of the Company pursuant to a consulting agreement. The fair value of these warrants at issuance was calculated to be $6,000 based on the Black-Scholes option pricing model using the following assumptions: expected term 4.59 years, expected volatility 102.33%, expected dividend yield 0.00%, risk free interest rate 1.58%. Stock based compensation will be recorded in the financial statements over the vesting term of three years from the date of grant.

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
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 16

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the six months ended March 31, 2015 and for the year ended September 30, 2014 is presented below:

		Weighted	Weighted
	Number of	Average	Average Grant
	Shares	Exercise Price	Date fair value
Outstanding at October 1, 2013	3,075,000	$1.26
Expired	(705,000)	$2.70
Granted	800,000	$0.32	$0.25
Outstanding at September 30, 2014 and March 31, 2015	3,170,000	$0.70
Exercisable at March 31, 2015	2,100,000	$0.56
Exercisable at September 30, 2014	2,100,000	$0.56

At March 31, 2015, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
100,000	(1)	100,000	$3.67	March 30, 2016	-	1.00
270,000	(2)	-	$3.00	February 8, 2017	-	1.86
2,000,000	(3)	2,000,000	$0.40	July 5, 2023	-	8.27
300,000	(4)	-	$0.30	May 7, 2024	-	9.11
500,000	(5)	-	$0.33	May 8, 2024	-	9.11
3,170,000		2,100,000			-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2015.

(1)

As of March 31, 2015 and September 30, 2014, these options had fully vested. These options were granted during the year ended September 30, 2011 and vested over a period of one year from the date of grant. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock- based compensation during the three and six months ended March 31, 2015 (2014: $Nil and $Nil, respectively) in connection with these options.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 17

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(2)

As of March 31, 2015 and September 30, 2014, none of these options had vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

(3)

As of March 31, 2015 and September 30, 2014 these options had fully vested. These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company did not recognize any stock-based compensation during the three and six months ended March 31, 2015 (2014: $Nil and $Nil, respectively) in connection with these options.

(4)

As of March 31, 2015 and September 30, 2014, none of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a three year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $5,830 and $11,660 during the three and six months ended March 31, 2015, respectively (2014: $Nil and $Nil, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(5)

As of March 31, 2015 and September 30, 2014, none of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a four year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $8,053 and $16,106 during the three and six months ended March 31, 2015, respectively (2014: $Nil and $Nil, respectively) in connection with these options.

During the six months ended March 31, 2014, 505,000 options expired for which the Company had recognized stock-based compensation of $Nil and $Nil during the three and six months ended March 31, 2014, respectively.

There has been no stock-based compensation recognized in the financial statements for the three and six months ended March 31, 2015 (2014: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015
Stated in US Dollars
(Unaudited) - Page 18

Note 10	Subsequent Events

Subsequent to March 31, 2015;

i)

the Company granted stock options to purchase an aggregate of 2,875,000 shares of common stock of the Company at an exercise price of $0.23 per share for a period of 10 years from the date of issuance. The options shall vest in three equal annual instalments.

ii)	the Company issued 4,378,954 shares of common stock of the Company pursuant to the exercise of share purchase warrants at $0.30 per share.

Note 11	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the six months ended March 31, 2015;

i)	the Company issued 15,673,912 shares of common stock upon conversion of convertible debentures at a conversion price of $0.25 per share;

ii)	the Company reclassified an amount of $3,931,000 into equity upon modification of the terms of certain derivative instruments.

During the six months ended March 31, 2014, the Company reclassified an amount of $221,000 into equity upon modification of the terms of certain derivative instruments.

These transactions have been excluded from the statement of cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, statements regarding the anticipated designs of our future clinical studies, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position. We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company”, and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

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

Recent Corporate Developments

Since January 1, 2015, we have experienced the following significant corporate developments:

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

  On March 5, 2015 we announced the appointment of Corinne Lasmezas, DVM, PhD, to the Company’s scientific advisory board. A professor at The Scripps Research Institute for the past 10 years, Dr. Lasmezas is an internationally recognized expert in the field of neurogenerative disease.

  On March 11, 2015 our Company’s president and Chief Executive Officer, Christopher Missling, PhD presented at the 27th annual ROTH conference Dana Point, California. The presentation included an overview of our advancing clinical development programs, including the current Phase 2a clinical trial evaluating ANAVEX 2-73 and ANAVEX PLUS in Alzheimer’s patients.

  On March 12, 2015, we announced the appointment of Jacqueline French, MD, FAAN, to the Company's Scientific Advisory Board. Dr. French is an award-winning, internationally recognized expert on epilepsy, new therapeutic interventions and clinical trial methodology.

  On March 23, 2015, we unveiled new promising preclinical data for both ANAVEX 2-73 and ANAVEX 3- 71 (formerly AF710B) in two separate presentations at the 12th International Conference on Alzheimer's and Parkinson's Diseases and Related Neurological Disorders in Nice, France.

  On March 26, 2015, pursuant to a special meeting of stockholders, our stockholders approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 150,000,000 to 400,000,000 shares, which amendment became effective upon the filing of a Certificate of Amendment with the Secretary of State of Nevada on March 27, 2015.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Our operating expenses for the three months ended March 31, 2015 were $858,339, which represents a decrease of $162,828, or 16% compared to $1,021,167 for the three month period ended March 31, 2014. The decrease was mainly attributable to the one-time non-cash compensation charge of $610,000 during the comparative three month period ended March 31, 2014, relating to the vesting of common stock under our President’s employment agreement, pursuant to performance conditions met during that period. This was offset by an increase in research and development expenses in the current period, mostly related to our Phase 2a clinical trial for ANAVEX 2-73, which commenced in December, 2014.

Other income (expenses)

The aggregate amount in the other income (expense) for the three month period ended March 31, 2015, amounted to $(866,520) as compared to $2,307 for the comparable three month period ended March 31, 2014. The largest decrease was as a result of a financing and related charges in respect of convertible debt and stock purchase warrants being accounted for as derivative liabilities in accordance with US GAAP. During the three months ended March 31, 2015, the conditions which triggered this derivative liability accounting under US GAAP were rectified and as such, any remaining derivative liability balance was reclassified to equity.

Six months ended March 31, 2015 compared to six months ended March 31, 2014

Our operating expenses for the six months ended March 31, 2015 were $1,629,017, which represents an increase of $298,242, or 22.4% compared to $1,330,775 for the six month period ended March 31, 2014. The increase was mainly attributable to an increase in research and development expenses related to our Phase 2a clinical trial for ANAVEX 2-73, which commenced in December, 2014. We expect our research and development expenses will continue to increase over the remaining quarters in the current fiscal year as a result of this clinical trial and other auxiliary research and development activities. We continue to target potential research partners to further advance our pipeline compounds.

Other income

The aggregate amount in the other income (expense) for the six month period ended March 31, 2015, amounted to $(882,560) as compared to $670,552 for the comparable six month period ended March 31, 2014. The decrease in other expenses was mainly as a result of a decrease in financing related income, related to changes in the calculated fair value over the period of embedded conversion features and stock purchase warrants being accounted for as derivative liabilities in accordance with US GAAP.

Liquidity and Capital Resources

Working Capital

	March 31, 2015	September 30, 2014
Current Assets	$6,362,628	$7,351,255
Current Liabilities	1,528,351	1,441,149
Working Capital	$4,834,277	$5,910,106

As of March 31, 2015, we had $6,310,643 in cash, a decrease of $951,495 from September 30, 2014. The principal reason for this decrease is due to cash used in operations and for the advancement of clinical trial work, offset by funds received during the period in respect of a private placement. We intend to use the majority of our capital resources to complete the next clinical trial for ANAVEX 2-73 and ANAVEX PLUS, and to perform work necessary to prepare for further clinical development.

Cash Flows

	Six months ended March 31,
	2015	2014
Cash flows used in operating activities	$(1,363,351)	$(782,519)
Cash flows used in investing activities	-	(2,327)
Cash flows from financing activities	411,856	9,633,330
Decrease (Increase) in cash	$(951,495)	$8,848,484

Cash flow used in operating activities

Our cash used in operating activities for the period ended March 31, 2015 was $1,363,351 compared to $782,519 used in operating activities for the comparative period ended March 31, 2014. The increase in cash used in operating activities was primarily as a result of the increased research and development activities as a result of the commencement of clinical trial work.

Cash used in investing activities

Cash used in investing activities was $Nil in the current period ended March 31, 2015 compared to $2,327 in the comparative period. This is as a result of a small equipment purchase in the comparative period.

Cash flow provided by financing activities

Our cash provided by financing activities for the period ended March 31, 2015 was $411,856, mostly attributable to cash received from the issuance of common shares under a private placement subscription agreement.

In the comparative period ended March 31, 2014, we had cash inflows of $9,633,330 primarily from the issuance of Senior Secured Convertible debentures in the comparative period.

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

Derivative Liabilities

From time to time, we may issue warrants and convertible promissory notes with embedded conversion options which, dependent on their specific contractual terms or other conditions, may be required to be accounted for as separate derivative liabilities. These liabilities are required to be measured at fair value. These instruments are then adjusted to reflect fair value at each period end. Any increase or decrease in the fair value is recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we use the binomial pricing model because these instruments are not quoted on an active market.

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

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.4	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 30, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: May 14, 2015