Form 10-Q
period 2015-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2015-08-14
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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
[ X ]  Yes  [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ]  Yes  [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes  [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
120,446,116 shares of common stock outstanding as of August 14, 2015.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2015 and September 30, 2014
(Unaudited)

ASSETS
	June 30,	September 30,
	2015	2014
Current
Cash	$7,961,331	$7,262,138
Prepaid expenses	16,054	89,117
	7,977,385	7,351,255
Equipment	1,501	2,247
	$7,978,886	$7,353,502

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,259,051	$1,249,084
Promissory notes payable	92,516	192,065
	1,351,567	1,441,149
Non-interest bearing liabilities	57,962	5,719,727
	1,409,529	7,160,876

STOCKHOLDERS' EQUITY

Capital stock
Authorized: 400,000,000 common shares, par value $0.001 per share Issued and outstanding: 86,216,609 common shares (September 30, 2014 - 47,200,237)	86,217	47,201
Additional paid-in capital	65,030,871	52,078,750
Common stock to be issued	777,415	640,000
Accumulated deficit	(59,325,146)	(52,573,325)
	6,569,357	192,626
	$7,978,886	$7,353,502

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2015 and 2014
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Operating expenses
General and administrative - Notes 8 and 9	$713,498	$733,818	$1,616,744	$1,941,261
Research and development	799,462	265,015	1,525,233	388,347

Total operating expenses	(1,512,960)	(998,833)	(3,141,977)	(2,329,608)

Other income (expenses)
Interest and finance income (expenses), net	1,254	(8,492)	(73,527)	(16,858)
Financing related charges and adjustments	(2,716,640)	5,420	(3,591,346)	687,409
Foreign exchange gain (loss)	(11,898)	(7,185)	55,029	(10,256)

Total other income (expenses), net	(2,727,284)	(10,257)	(3,609,844)	660,295

Net loss and comprehensive loss for the period	$(4,240,244)	$(1,009,090)	$(6,751,821)	$(1,669,313)

Loss per share
Basic	$(0.06)	$(0.03)	$(0.11)	$(0.04)
Diluted	$(0.06)	$(0.03)	$(0.11)	$(0.04)

Weighted average number of shares outstanding
Basic	76,380,219	39,260,098	61,752,000	38,218,237
Diluted	76,380,219	39,260,098	61,752,000	38,218,237

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash Flows used in Operating Activities
Net loss for the period	$(6,751,821)	$(1,669,313)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	746	576
Accretion of debt discount	3,109,188	1,091
Stock-based compensation	265,457	9,589
Common shares to be issued for services	-	610,000
Amortization of deferred financing charge	-	10,047
Non-cash financing related charges	29,000	(683,000)
Change in fair value of derivative financial instruments	567,000	-
Gain on extinguishment of debt	(84,842)	(5,500)
Unrealized foreign exchange	(11,405)	(10,028)
Changes in non-cash working capital balances related to operations:
Prepaid expenses	17,099	(19,000)
Accounts payable and accrued liabilities	65,931	13,014
Net cash used in operating activities	(2,793,647)	(1,742,524)

Cash Flows used in Investing Activities
Acquisition of equipment	-	(2,327)
Net cash used in investing activities	-	(2,327)

Cash Flows provided by Financing Activities
Issuance of common shares	3,580,984	368,170
Financing fees paid		(788,712)
Repayment of promissory note	(88,144)	-
Proceeds from the issuance of convertible debentures	-	10,000,000
Net cash provided by financing activities	3,492,840	9,579,458

Increase in cash during the period	699,193	7,834,607
Cash, beginning of period	7,262,138	345,074
Cash, end of period	$7,961,331	$8,179,681

Supplemental Cash Flow Information - Note 10

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the nine months ended June 30, 2015
(Unaudited )

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total

Balance,October 1, 2014	47,200,237	$47,201	$52,078,750	$640,000	$(52,573,325)	$192,626
Capital stock issued pursuant to debt conversions - at $0.25	23,232,227	23,232	5,107,464	167,415	-	5,298,111
Capital stock issued for cash - at $0.25	2,000,000	2,000	-	-	-	2,000
Capital stock issued pursuant to subscriptions received - at $0.30	100,000	100	29,900	(30,000)		-
Shares issued pursuant to the exercise of warrants - at $0.30	10,269,945	10,270	3,070,714	-	-	3,080,984
Shares issued pursuant to the exercise of warrants - cashless	779,753	780	(780)	-	-	-
Shares issued pursuant to favored nations provision	2,634,447	2,634	(2,634)	-	-	-
Reclassification of derivative liability	-	-	4,482,000	-	-	4,482,000
Stock based compensation	-	-	265,457	-	-	265,457
Net loss for the period	-	-	-	-	(6,751,821)	(6,751,821)
Balance, June 30, 2015	86,216,609	$86,217	$65,030,871	$777,415	$(59,325,146)	$6,569,357

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015
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

Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015 Stated in US Dollars
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

As of June 30, 2015, loss per share excludes 79,331,465 (2014 – 77,905,632) potentially dilutive common shares related to outstanding options, warrants, and convertible debentures as their effect was anti-dilutive.

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

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 3

Note 2	Recent Accounting Pronouncements – (cont’d)

In April 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015, however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company plans to adopt this standard beginning October 1, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3	Equipment

		June 30, 2015
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$1,514	$1,501

		September 30, 2014
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$768	$2,247

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 4

Note 4	Promissory Notes Payable

	June 30,	September 30,
	2015	2014
Promissory note dated December 31, 2012 with a principal balance of CDN$100,000 bearing interest at 12% per annum, due on September 30, 2014	$-	$89,618

Promissory note dated January 9, 2013 with a principal balance of CDN$86,677, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	70,148	77,679

Promissory note dated January 9, 2013 with a principal balance of CDN$27,639, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	22,368	24,768
	$92,516	$192,065

On December 31, 2012, the Company issued a promissory note having a principal balance of CDN$100,000, with terms that included interest at 12% per annum and matured on June 30, 2013, in exchange for an accounts payable owing with respect to unpaid consulting fees. This note was not repaid on June 30, 2013 and the maturity date was extended to September 30, 2014. The Company repaid this note during the nine months ended June 30, 2015.

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
June 30, 2015
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

The Company did not repay the notes on June 30, 2013. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of June 30, 2015 or September 30, 2014, as the Company does not consider these amounts to be legally enforceable.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 6

Note 5	Non-interest Bearing Liabilities

Non-interest bearing liabilities consists of the following:

	June 30,	September 30,
	2015	2014
Senior Convertible Debentures	$57,962	$263,727
Derivative Financial Instruments	-	5,456,000
	$57,962	$5,719,727

Senior Convertible Debentures

	June 30,	September 30,
	2015	2014

Senior Convertible Debentures, non-interest
bearing, unsecured, due March 18, 2044	1,470,573	7,446,044
Less: Debt Discount	(1,412,611)	(7,182,317)
Total carrying value	57,962	263,727
Less: current portion	-	-
Long term liability	$57,962	$263,727

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
June 30, 2015
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
June 30, 2015
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
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 9

Note 5	Non-interest Bearing Liabilities – (cont’d)

Senior Convertible Debentures – (cont’d)

During the nine months ended June 30, 2015, the Company issued an aggregate of 23,232,227 shares of common stock and an additional 669,657 shares of common stock are to be issued based on a conversion price of $0.25 per share pursuant to the conversion of $5,975,471 in outstanding principal amounts due under the Debentures.

As a result of the bifurcation of the embedded conversion option subsequent to the Debenture Amendments as discussed above, for accounting purposes, two instruments were considered outstanding and, upon exercise of the contractual conversion option, extinguishment accounting was applied. Consequently, the embedded conversion feature was adjusted to fair value at the conversion date and the shares issued pursuant to conversion were recorded at their fair value on the date of issuance, determined with reference to the quoted market price of the Company’s shares on the issuance date. The resulting difference was recorded as a gain or loss on the consolidated statement of operations. During the nine months ended June 30, 2015, the Company recorded $84,842 (2014: $Nil) in respect of net gains on these conversion of the Debentures. This amount is included in financing and related charges and adjustments on the consolidated statement of operations.

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
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 10

Note 5	Non-interest Bearing Liabilities – (cont’d)

Embedded conversion options and warrants – (cont’d)

During the nine months ended June 30, 2015, the Company issued units consisting of shares of common stock and share purchase warrants and since the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to fully settle the exercise of these warrants if exercised, due to the outstanding embedded conversion features discussed above, the Company was required to account for these instruments as derivative financial instruments. On the commitment date of the related warrants, the Company allocated the proceeds from the issuance of units first to the derivative liability at its fair value, with any remaining proceeds allocated to the common stock.

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

As a result of the application of ASC 815, the Company has recorded these liabilities at their fair values as follows:

	June 30,	September 30,
	2015	2014

Balance, beginning of the period	$5,456,000	$904,000
Fair value at issuance	527,000	8,277,000
Change in fair value during the period	567,000	(2,956,000)
Reclassification to equity upon change in triggering events	(4,482,000)	(221,000)
Transfer to equity upon exercise	(2,068,000)	(548,000)
Balance, end of the period	$-	$5,456,000

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 11

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

Equity Transactions

On October 22, 2014, the Company entered into a Securities Purchase Agreement (the “10/14 Purchase Agreement”) with one investor for an equity investment of $500,000 at a price of $0.25 per unit. Pursuant to the terms of the 10/14 Purchase Agreement, the Company agreed to sell, and the Investor agreed to purchase, 2,000,000 shares of common stock. In addition, the Company agreed to issue an aggregate of 4,000,000 stock purchase warrants, of which 2,000,000 are exercisable at $0.30 per share and 2,000,000 are exercisable at $0.42 per share, each for a period of five years, subject to normal adjustment for stock splits, combinations, and reclassification events.

As discussed in Note 5, the warrants issued were required to be accounted for as derivative liabilities at their date of issuance, pursuant to the guidance of ASC 815. Consequently, the Company allocated the proceeds from the issuance of the units first to the warrants, at their fair value of $527,000 with an amount of $2,000 being allocated to equity at par value. The $29,000 excess of the sum of fair value and par value over the proceeds received of $500,000 was recorded as a component of financing related charges and adjustments on the statement of operations during the nine months ended June 30, 2015. The fair value of the warrants was determined based on the binomial option pricing model using the following weighted average assumptions: risk-free interest rate: 1.46%, expected life: 5 years, expected volatility: 100.21%, dividend yield: 0%.

The Company paid a finder’s fee of $50,000 in connection with the 10/14 Purchase Agreement. This amount was expensed as a component of financing related charges and adjustments during the nine months ended June 30, 2015.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 12

Note 6	Capital Stock

Equity Transactions – (cont’d)

On February 28, 2014, the Company received $30,000 in share subscriptions in respect of the issuance of 100,000 units at $0.30 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $0.75 per share for a period of five years from the date of issuance. These shares were issued during the nine months ended June 30, 2015.

On March 16, 2015, pursuant to an anti-dilution provision contained in private placement subscription agreements dated May 31, 2012, the Company adjusted the price of 2,634,447 shares of common stock from $0.50 to $0.25 per share. Consequently, the Company issued 2,634,447 shares of common stock for no additional consideration.

Common stock to be issued

Included in common stock to be issued at June 30, 2015 is an amount of $610,000 (September 30, 2014: $610,000) related to 1,000,000 of common stock issuable to a director and officer of the Company pursuant to the terms of an employment agreement with that director and officer (Note 8).

Also included in common stock to be issued at June 30, 2015 is an amount of $167,415 (September 30, 2014: Nil) related to the application of an incorrect conversion price to conversion notices received during the nine months ended June 30, 2015. These shares were issued subsequent to June 30, 2015.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 13

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
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 14

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

During the nine months ended June 30, 2015, the Company did not issue any shares under the Purchase Agreement. Subsequent to June 30, 2015, as of August 13, 2015, the Company issued to Lincoln Park an aggregate of 1,768,995 shares of common stock under the Purchase Agreement, including 1,750,000 shares of common stock for an aggregate purchase price of $1,375,190 and 18,995 commitment shares.

Note 8	Related Party Transactions

During the three and nine months ended June 30, 2015, the Company was charged general and administrative expenses totaling $17,196 and $49,661, respectively (2014: $412,089 and $1,022,089, respectively) in respect of directors fees and stock option based compensation charges (2014: in respect of directors fees, management bonuses and share and stock option based compensation charges) paid or accrued to directors and officers of the Company, inclusive of amounts noted below.

As at June 30, 2015, included in accounts payable and accrued liabilities was $51,222 (September 30, 2014: $28,232) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

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
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 15

Note 9	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
		Exercise
	Number of Shares	Price
Balance, October 1, 2013	9,149,479	$0.75
Expired	(2,700,513)	$0.75
Issued	68,466,666	$0.36
Balance, September 30, 2014	74,915,632	$0.40
Expired	(250,000)	$0.19
Exercised	(12,761,459)	$0.30
Issued	4,300,000	$0.35
Balance, June 30, 2015	66,204,173	$0.41

At June 30, 2015, the Company has 66,204,173 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
6,448,966	$0.75	July 5, 2018
500,000	$0.75	February 14, 2019
120,000	$1.00	February 24, 2019
21,071,874	$0.30	March 13, 2019
33,833,333	$0.42	March 13, 2019
180,000	$0.31	May 31, 2019
2,000,000	$0.30	October 22, 2019
2,000,000	$0.42	October 22, 2019
50,000	$0.31	May 31, 2019
66,204,173

During the nine months ended June 30, 2015, the Company issued 250,000 warrants exercisable at $0.19 per share until January 31, 2015 to a consultant of the Company pursuant to a consulting agreement dated October 24, 2014. The warrants were to vest in the event the Company entered into a license agreement or direct sales transaction as a direct result of the consultant. During the nine months ended June 30, 2015, these warrants expired unvested and unexercised. No stock-based compensation has been or will be recorded in the financial statements as none of the performance conditions for vesting were met.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 16

Note 9	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

During the nine months ended June 30, 2015, the Company issued 50,000 warrants exercisable at $0.31 per share until May 31, 2019 to a consultant of the Company pursuant to a consulting agreement. The fair value of these warrants at issuance was calculated to be $6,000 based on the Black-Scholes option pricing model using the following assumptions: expected term 4.59 years, expected volatility 102.33%, expected dividend yield 0.00%, risk free interest rate 1.58% . Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense of $2,584 and $2,584 during the three and nine months ended June 30, 2015, respectively (2014: $Nil and $Nil, respectively) in connection with these warrants.

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
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 17

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the nine months ended June 30, 2015 and for the year ended September 30, 2014 is presented below:

		Weighted	Weighted
	Number of	Average	Average Grant
	Shares	Exercise Price	Date fair value
Outstanding at October 1, 2013	3,075,000	$1.26
Expired	(705,000)	$2.70
Granted	800,000	$0.32	$0.25
Outstanding at September 30, 2014	3,170,000	$0.70
Granted	3,075,000	$0.24	$0.19
Outstanding at June 30, 2015	6,245,000	$0.48
Exercisable at June 30, 2015	3,058,333	$0.45
Exercisable at September 30, 2014	2,100,000	$0.56

At June 30, 2015, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
100,000	(1)	100,000	$3.67	March 30, 2016	-	0.75
270,000	(2)	-	$3.00	February 8, 2017	-	1.61
2,000,000	(3)	2,000,000	$0.40	July 5, 2023	100,000	8.02
300,000	(4)	-	$0.30	May 7, 2024	45,000	8.86
500,000	(5)	-	$0.33	May 8, 2024	60,000	8.86
2,875,000	(6)	958,333	$0.23	April 2, 2025	632,500	9.76
200,000	(7)	-	$0.44	June 15, 2025	2,000	9.97
6,245,000		3,058,333			839,500

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2015.

(1) As of June 30, 2015 and September 30, 2014, these options had fully vested. These options were granted during the year ended September 30, 2011 and vested over a period of one year from the date of grant. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the three and nine months ended June 30, 2015 (2014: $Nil and $Nil, respectively) in connection with these options.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 18

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(2)

As of June 30, 2015 and September 30, 2014, none of these options had vested. The options vest upon one or more compounds: entering Phase II trial – 90,000 options; entering Phase III trial – 90,000 options; and receiving FDA approval – 90,000 options. No stock-based compensation has been recorded in the financial statements as none of the performance conditions have yet been met.

(3)

As of June 30, 2015 and September 30, 2014 these options had fully vested. These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company did not recognize any stock-based compensation during the three and nine months ended June 30, 2015 (2014: $Nil and $Nil, respectively) in connection with these options.

(4)

As of June 30, 2015 and September 30, 2014, none of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a three year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $5,768 and $17,302 during the three and nine months ended June 30, 2015, respectively (2014: $Nil and $Nil, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(5)

As of June 30, 2015 and September 30, 2014, none of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a four year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $7,966 and $23,897 during the three and nine months ended June 30, 2015, respectively (2014: $Nil and $Nil, respectively) in connection with these options.

(6)

As of June 30, 2015, 958,333 of these options had vested (September 30, 2014: None of these options had vested). These options were issued during the nine months ended June 30, 2015 and vest in three equal instalments on April 2, 2015, April 2, 2016 and April 2, 2017. The Company recognized stock based compensation expense of $213,790 and $213,790 during the three and nine months ended June 30, 2015, respectively (2014: $Nil and $Nil, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations

(7)

As of June 30, 2015 and September 30, 2014, none of these options had vested. These options were issued during the nine months ended June 30, 2015 and vest annually over a three year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $962 and $962 during the three and nine months ended June 30, 2015, respectively (2014: $Nil and $Nil, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

Anavex Life Sciences Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015
Stated in US Dollars
(Unaudited) – Page 19

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

During the nine months ended June 30, 2014, 705,000 options expired for which the Company had recognized stock-based compensation of $Nil and $Nil during the three and nine months ended June 30, 2014, respectively.

There has been no stock-based compensation recognized in the financial statements for the three and nine months ended June 30, 2015 (2014: $nil) for options that will vest upon the achievement of performance milestones because the Company has determined that satisfaction of the performance milestones was not probable. Compensation relating to stock options exercisable upon achieving performance milestones will be recognized in the period the milestones are achieved.

Note 10	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the nine months ended June 30, 2015;

i) the Company issued 23,232,227 shares of common stock upon conversion of $5,808,057 in principal amount of convertible debentures at a conversion price of $0.25 per share;

ii) the Company reclassified an amount of $4,482,000 into equity upon modification of the terms of certain derivative instruments.

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

•

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

•

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

•

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

•

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

•

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

•

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

•

Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Our market research leads us to believe that the market for the pharmaceutical treatment of pancreatic cancer will exceed $1.2 billion in 2015.

Recent Corporate Developments

Since April 1, 2015, we have experienced the following significant corporate developments:

•

On June 15, 2015, our Company appointed Dr. Steffen Thomas, PhD to its Board of Directors. Dr. Thomas is a patent attorney with 15 years of experience in intellectual property, patent law and proprietary technology rights as well as significant expertise in small molecule pharmaceuticals;

•

On July 22, 2015, our Company announced initial positive cognitive data for ANAVEX 2-73, the Company’s lead investigational oral treatment for Alzheimer’s targeting sigma-1 and muscarinic receptors. Cognitive EEG/ERP P300 data, a real-time physiological measure of cognitive processes with demonstrated sensitivity to Alzheimer’s disease, was presented for the first 12 of 32 mild-to-moderate Alzheimer’s patients in the ongoing ANAVEX 2-73 Phase 2a clinical trial at the Alzheimer’s Association International Conference in Washington, DC.

•

On August 10, 2015, our Company announced that it has been awarded a research grant from The Michael J. Fox Foundation for Parkinson’s Research to develop ANAVEX 2-73 for the treatment of Parkinson’s disease. The grant is expected to fully fund a preclinical study on the effect of ANAVEX 2-73 in a Parkinson’s disease animal model, which seeks to provide a solid dataset that will justify moving forward to clinical development in Parkinson’s.

•	On August 12, 2015, our Company announced that it has received a Notice of Allowance from the U.S. Patent and Trademark Office (USPTO) for U.S. Pat. App. No. 14/205,637 related to ANAVEX 2-73. Upon issuance, the patent will provide intellectual property (IP) protection until at least 2030.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Our operating expenses for the three months ended June 30, 2015 were $1,512,960, which represents an increase of $514,127, or 51% compared to $998,833 for the three month period ended June 30, 2014. The increase was mainly attributable to an increase in research and development expenses in the current period, mostly related to our Phase 2a clinical trial for ANAVEX 2-73, which commenced in December, 2014. As well, we had an increase in stock based compensation expense related to stock options granted to our board of directors, management and consultants of the Company.

Other income (expenses)

The aggregate amount in the other income (expense) for the three month period ended June 30, 2015, amounted to $(2,727,284) as compared to $(10,257) for the comparable three month period ended June 30, 2014. The largest decrease was as a result of a financing and related charges in respect of convertible debt discount amortization in connection with associated convertible debt conversions.

Nine months ended June 30, 2015 compared to nine months ended June 30, 2014

Our operating expenses for the nine months ended June 30, 2015 were $3,141,977, which represents an increase of $812,369, or 35% compared to $2,329,608 for the nine month period ended June 30, 2014. The increase was mainly attributable to an increase in research and development expenses related to our Phase 2a clinical trial for ANAVEX 2-73, which commenced in December, 2014. We expect our research and development expenses will continue to increase over the remaining quarters in the current fiscal year as a result of this clinical trial and other auxiliary research and development activities. We continue to target potential research partners to further advance our pipeline compounds. This increase was partially offset by a decrease in salaries and wages expense over the comparative period, relating to the vesting of common stock under our President’s employment agreement pursuant to performance conditions met during that period.

Other income

The aggregate amount in the other income (expense) for the nine month period ended June 30, 2015, amounted to $(3,609,844) as compared to $660,295 for the comparable nine month period ended June 30, 2014. The increase in other expenses was mainly as a result of financing and related charges in respect of convertible debt discount amortization in connection with associated convertible debt conversions, as well as a decrease in financing related income from the comparative period relating to changes in the calculated fair value over the period of embedded conversion features and stock purchase warrants being accounted for as derivative liabilities in accordance with US GAAP.

Liquidity and Capital Resources

Working Capital

	June 30, 2015	September 30, 2014
Current Assets	$7,977,385	$7,351,255
Current Liabilities	1,351,567	1,441,149
Working Capital	$6,625,818	$5,910,106

As of June 30, 2015, we had $7,961,331 in cash, an increase of $699,193 from September 30, 2014. The principal reason for this increase is due to cash received pursuant to the exercise of outstanding share purchase warrants. This increase was partially offset by cash used in operations and for the advancement of clinical trial work. We intend to use the majority of our capital resources to complete the next clinical trial for ANAVEX 2-73 and ANAVEX PLUS, and to perform work necessary to prepare for further clinical development.

Cash Flows

	Nine months ended June 30,
	2015	2014
Cash flows used in operating activities	$(2,793,647)	$(1,742,524)
Cash flows used in investing activities	-	(2,327)
Cash flows from financing activities	3,492,840	9,579,458
Increase in cash during the period	$699,193	$7,834,607

Cash flow used in operating activities

Our cash used in operating activities for the period ended June 30, 2015 was $2,793,647 compared to $1,742,524 used in operating activities for the comparative period ended June 30, 2014. The increase in cash used in operating activities was primarily as a result of the increased research and development activities as a result of the commencement of clinical trial work.

Cash used in investing activities

Cash used in investing activities was $Nil in the current period ended June 30, 2015 compared to $2,327 in the comparative period. This is as a result of a small equipment purchase in the comparative period.

Cash flow provided by financing activities

Our cash provided by financing activities for the period ended June 30, 2015 was $3,492,840, mostly attributable to cash received from the issuance of common shares under a private placement subscription agreement and cash received pursuant to the exercise of outstanding share purchase warrants.

In the comparative period ended June 30, 2014, we had cash inflows of $9,579,458 primarily from the issuance of Senior Secured Convertible debentures in the comparative period.

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

In April 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after 15 December 2015, however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company plans to adopt this standard beginning February 1, 2016. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

Other than noted above, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings to which we or our subsidiary are a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item. However, current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 29, 2014.

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
Date: August 14, 2015