Form 10-K
period 2015-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2015-12-29
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number: 000-51652

ANAVEX LIFE SCIENCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0608404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 W 52nd Street, 7th Floor, New York, NY USA	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 1-844-689-3939

Securities registered under Section 12(b) of the Act:

Common Stock, $0.001 par value	NASDAQ Stock Market LLC
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,504,130 based on a price of $0.84 per share, being the closing price of the registrant’s common stock on March 31, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 34,601,173 issued and outstanding as of December 29, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

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

iii

PART I

ITEM 1. BUSINESS

We are a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (CNS) diseases, pain and various types of cancer. Our lead compounds ANAVEX 2-73 and ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept), are being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases.

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

Initial analysis of Phase 2a data demonstrated that the study met the primary objective of safety as ANAVEX 2-73 was well tolerated and results were consistent with prior Phase 1 clinical trial data.  The secondary objectives were also met, with ANAVEX 2-73 showing cognitive improvement across all doses in all exploratory cognitive measurements, including the Cogstate battery, Mini Mental State Examination (MMSE), event-related potentials (ERP) and P300 tests, which consistently demonstrated improvements from baseline in the completed PART A portion of the study in 32 mild-to-moderate Alzheimer’s patients.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. The two categories are diseases of the central nervous system, and cancer. Specific indications include:

•	Alzheimer’s disease - In 2014, an estimated 5.2 million Americans are suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 40 percent increase from currently affected patients. Medications on the market today treat only the symptoms of AD and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

•	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization (WHO). Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition. Our market research leads us to believe that the worldwide market for pharmaceutical treatment of depression exceeds $11 billion annually.

•	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. Decision Resources, one of the world’s leading research and advisory firms for pharmaceutical and healthcare issues, finds that the epilepsy market will increase from $2.9 billion in 2011 to nearly $3.7 billion in 2016.

•	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants. Our market research leads us to believe the worldwide market for pharmaceutical treatment of neuropathic pain exceeds $5 billion annually.

•	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide Malignant Melanoma market is expected to grow from about $900 million in 2012 to $4.4 billion by 2022.

•	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for Prostate Cancer are expected to increase from $8.1 billion in 2012 to nearly $18.6 billion in 2017 according to BCC Research.

•	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Our market research leads us to believe that the market for the pharmaceutical treatment of pancreatic cancer will exceed $1.2 billion in 2015.

Competition

The pharmaceutical industry is intensely competitive.

At this time, we view our competition as biomedical development companies that are trying to discover and develop compounds to be used in the treatment of Alzheimer’s disease, and those companies already doing so. Those companies include Prana Biotechnology Ltd. (NASDAQ:PRAN), Axovant Sciences Ltd. (NYSE: AXON), Perrigo Company PLC (NYSE:PRGO), Pfizer Inc. (NYSE:PFE), Actavis Plc. (NYSE:ACT), Novartis AG (NYSE:NVS), GlaxoSmithKline PLC (NYSE:GSK), Merck & Co. Inc. (NYSE:MRK), Eli Lilly & Co. (NYSE: LLY), Johnson & Johnson (NYSE:JNJ) and Roche Holding AG (VTX:ROG).

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

Patents, Trademarks and Intellectual Property

Anavex holds three issued U.S. patent and six U.S. patent applications with various international counterpart applications. The most recent U.S. patent application was filed in July of 2015. We regard patents and other intellectual property rights as corporate assets. Accordingly, we attempt to optimize the value of intellectual property in developing our business strategy including the selective development, protection, and exploitation of our intellectual property rights.

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

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

•	non-clinical laboratory tests, non-clinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug application;
•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;
•	the submission of a new drug application or biologic license application to the FDA; and
•	FDA review and approval of the new drug application or biologics license application.

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

Research and Development Expenses

Historically, a significant portion of our operating expenses has related to research and development. See “Financial Statements and Supplementary Data” of this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2015 and 2014.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. In the past twelve months, our advisors included Dr. Harald Hampel, Ph.D., Dr. Jacqueline French, Dr. Michael Gold, John Harrison, Ph.D., Dr, Ottavio Arancio, Dr. Norman Relkin, Ph.D., Corinne Lasmezas, Ph.D., Tangui Nicolas Maurice, Ph.D., Abraham Fisher, Ph.D., Dr. Paul Aisen, and Dr. Jeffrey Cummings.

Officers

One of our directors is engaged as an officer-employee of the Company serving in the capacity of Chief Executive Officer, president, secretary, and treasurer.

Employees

We currently have seven (7) full-time employees, and we retain several independent contractors on an as-needed basis. We believe that we have good relations with our employees.

ITEM 1A. RISK FACTORS

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

Since inception on January 23, 2004 through September 30, 2015, we have an accumulated deficit of $63,281,455. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

It will take several years before we are able to develop potentially marketable products, if at all. Our research and development plans will require substantial additional capital, arising from costs to:

•	conduct research, non-clinical testing and human studies;
•	establish pilot scale and commercial scale manufacturing processes and facilities; and
•	establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	the scope and results of pre-clinical testing and human studies;
•	the time and costs involved in obtaining regulatory approvals;
•	the time and costs involved in preparing, filing, prosecuting, securing, maintaining and enforcing patents;
•	competing technological and market developments;
•	our ability to establish additional collaborations;
•	changes in our existing collaborations;
•	the cost of manufacturing scale-up; and
•	the effectiveness of our commercialization activities.

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

If any of our future clinical development potential drug compounds become the subject of problems, our ability to sustain our development programs will become critically compromised. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the suspension or termination of our clinical programs. Examples of problems that could arise include, among others:

•	efficacy or safety concerns with the potential drug compounds, even if not justified;
•	manufacturing difficulties or concerns;
•	regulatory proceedings subjecting the potential drug compounds to potential recall;
•	publicity affecting doctor prescription or patient use of the potential drug compounds;
•	pressure from competitive products; or
•	introduction of more effective treatments.

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

Assuming that we are successful in developing our potential drug compounds and receiving regulatory clearances to market our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•	If our competitors receive regulatory approvals for and begin marketing similar products in the United States, the European Union, Japan and other territories before we do, greater awareness of their products as compared to ours will cause our competitive position to suffer;
•	Information from our competitors or the academic community indicating that current products or new products are more effective or offer compelling other benefits than our future products could impede our market penetration or decrease our future market share; and
•	The pricing and reimbursement environment for our future products, as well as pricing and reimbursement decisions by our competitors and by payers, may have an effect on our revenues.

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

We hold ownership rights to three issued U.S. patent and six U.S. patent applications with various international counterpart applications, all of which relate to drug candidates. Neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

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
4.

Our primary patent applications for ANAVEX 2-73 and the combination of ANAVEX 2-73 with donepezil are pending only in the United States Patent and Trademark Office. The lack of patent protection in global markets may inhibit our ability to advance our compounds and may make Anavex less attractive to potential partners.

5.	Defending a patent lawsuit takes significant time and can be very expensive.
6.	If a court decides that our drug compound, its method of manufacture or use, infringes on the competitor’s patent, we may have to pay substantial damages for infringement.
7.	A court may prohibit us from making, selling or licensing the potential drug compound unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.
8.	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

As of September 30, 2015, we had total liabilities of $2,660,910 and accumulated deficit of $63,281,455. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

•	impair our ability to obtain financing in the future for working capital, capital expenditures, or general corporate purposes;
•	have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in debt agreements and an event of default occurs as a result of a failure that is not cured or waived;
•	require us to dedicate a substantial portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to our competitors that have proportionally less debt.

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

As reported here in this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015. Such ineffectiveness was due to material weaknesses regarding our control environment (an insufficient segregation of duties in our finance and accounting functions due to limited personnel) and a lack of monitoring controls to determine the adequacy or our internal control over financial reporting and related policies. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. We endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies, and intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting in light of our strategic plan and make any changes that our management deems appropriate. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired.

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

A prolonged decline in the price of our common stock could result in a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares of common stock:

•	actual or anticipated variations in our quarterly operating results;
•	announcements of new services, products, acquisitions or strategic relationships by us or our competitors;
•	changes in accounting treatments or principles;
•	changes in earnings estimates by securities analysts and in analyst recommendations; and
•	general political, economic, regulatory and market conditions.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock.

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

Trading of our common stock may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one period to another. Trading in our stock is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On October 21, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we agreed to issue 179,598 shares of our common stock to Lincoln Park as a commitment fee and shall issue up to 89,799 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the SEC declared effective the related registration statement. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $3.00 per share, subject to adjustment as set forth in the Purchase Agreement. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Lincoln Park may ultimately purchase all of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. We maintain several offices of which the office at 7th Floor, 51 West 52nd Street, New York, NY, USA is our main office. Our lease costs are $9,500 per month. We believe our offices are suitable and adequate to operate our business from at this time as they and provide us with sufficient space to conduct our operations. We fully utilize our current premises.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “AVXL.” Prior to October 28, 2015 and during the fiscal year ended September 30, 2015, our common stock was quoted on the OTC Markets - OTCQX under the trading symbol “AVXL”.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on OTCQX. We obtained the following high and low bid information from the OTC-Markets. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. On December 28, 2015, the closing price of our common stock as reported by NASDAQ was $7.03 per share.

Quarter Ended	High	Low
September 30, 2015	$6.52	$1.80
June 30, 2015	$1.88	$0.91
March 31, 2015	$0.91	$0.64
December 31, 2014	$0.83	$0.64
September 30, 2014	$1.40	$0.72
June 30, 2014	$1.84	$1.08
March 31, 2014	$2.12	$1.00
December 31, 2013	$2.60	$1.00

Transfer Agent

Shares of our common stock are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of December 29, 2015, there were approximately 71 holders of record of our common stock. As of such date, 34,601,173 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2015:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	792,500	1.96	Nil
Equity compensation plans not approved by security holders	6,050,553	5.04	5,771,803
Total	6,843,053		5,771,803

Stock Option Plan

On September 18, 2015, our board of directors approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan is 6,050,553 shares subject to adjustment in the event of a change of the Company’s capitalization. As a result of the adoption of the 2015 Plan, no further option awards will be granted under any previously existing stock option plan. Stock option awards previously granted under previously existing stock option plans remain outstanding in accordance with their terms.

The purpose of the 2015 Plan is to retain the services of valued key employees and consultants of our company and such other persons as will be select in accordance with the 2015 Plan, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of the shareholders of our company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants.

The 2015 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant but in no event will be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2015, included elsewhere in this Annual Report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Annual Report on Form 10-K involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain commercial partners, (6) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We are a clinical stage biopharmaceutical company engaged in the development of drug candidates to treat Alzheimer’s disease, other central nervous system (CNS) diseases, pain and various types of cancer. Our lead compounds ANAVEX 2-73 and ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept®) are being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases.

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

Initial analysis of Phase 2a data demonstrated that the study met the primary objective of safety as ANAVEX 2-73 was well tolerated and results were consistent with prior Phase 1 clinical trial data.  The secondary objectives were also met, with ANAVEX 2-73 showing cognitive improvement across all doses in all exploratory cognitive measurements, including the Cogstate battery, Mini Mental State Examination (MMSE), event-related potentials (ERP) and P300 tests, which consistently demonstrated improvements from baseline in the completed PART A portion of the study in 32 mild-to-moderate Alzheimer’s patients.

We intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Recent Corporate Developments

Since the commencement of our fourth quarter ended September 30, 2015, we have experienced the following significant corporate developments:

•	On August 10, 2015, our Company announced that it has been awarded a research grant from The Michael J. Fox Foundation for Parkinson’s Research (MJFF) to develop ANAVEX 2-73 for the treatment of Parkinson’s disease. The MJFF grant is expected to fully fund a preclinical study worth $286,455 on the effect of ANAVEX 2-73 in a Parkinson’s disease animal model. The study may also provide further evidence for the involvement of sigma-1 receptors in potentially disease-modifying therapies for Parkinson’s disease.

•	On August 12, 2015, our Company announced that it has received a Notice of Allowance from the U.S. Patent and Trademark Office (USPTO) for U.S. Pat. App. No. 14/205,637 related to ANAVEX 2-73. Upon issuance, the patent will provide intellectual property (IP) protection until at least 2030.

•	Effective October 1, 2015, the board of directors appointed Sandra Boenisch, to serve as the Company’s Principal Financial Officer until the earlier of a successor’s appointment or her resignation.

•	On October 7, 2015, we effected a 1-for-4 reverse split of our common stock.

•	On October 28, 2015, we announced that our shares of common stock began trading on NASDAQ under the symbol “AVXL.”

•	On November 7, 2015 we presented positive safety and cognitive efficacy data for Phase 2a of our ANAVEX 2-73 clinical trial at the international CTAD 2015 conference in Barcelona, Spain. Initial analysis of Phase 2a data demonstrated that the study met the primary objective of safety as ANAVEX 2-73 was well tolerated and results were consistent with prior Phase 1 clinical trial data.

The secondary objectives were also met, with ANAVEX 2-73 showing cognitive improvement across all doses in all exploratory cognitive measurements, including the Cogstate battery, Mini Mental State Examination (MMSE), event-related potentials (ERP) and P300 tests, which consistently demonstrated improvements from baseline in the completed PART A portion of the study in 32 mild-to-moderate Alzheimer’s patients.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Our operating expenses for the year ended September 30, 2015 were $7,108,714, which represents an increase of $4,139,739 compared to $2,968,975 for the year ended September 30, 2014. The increase was mainly attributable to an increase in research and development expenses related to our Phase 2a clinical trial for ANAVEX 2-73, which commenced in December, 2014. We expect our research and development expenses will continue to increase as a result of this clinical trial and other auxiliary research and development activities. We continue to target potential research partners to further advance our pipeline compounds. In addition, the increase was attributable to compensation charges associated with the vesting of restricted stock awards to our CEO, in connection with the achievement of certain performance milestones. During the year ended September 30, 2015 we also incurred an increase in consulting fees relating to several consultants engaged to assist the Company with business development and scientific review, and legal fees relating to an increase in financing related activities.

Other income (expenses)

The aggregate amount in the other income (expense) for the year ended September 30, 2015, amounted to $(4,999,416) as compared to $(8,399,378) for the comparable year ended September 30, 2014. The largest single decrease in this loss was as a result of certain non-cash, non-operational accounting charges related to amendments to the Debentures in the comparative period which resulted in a non-cash accounting charge being recorded on the statement of operations in that period. Other net expenses in the current year consist primarily of accretion charges associated with the early conversion of a majority of the remaining principal balances owing under the Debentures during the year ended September 30, 2015.

Income tax expense (benefit)

The Company did not have any income tax expense during the year ended September 30, 2015. During the year ended September 30, 2014, the Company recognized a deferred income tax benefit of $1,400,000 in connection with the issuance of Convertible Debentures and a related beneficial conversion feature for accounting purposes, which effectively created a temporary difference for tax purposes. The temporary difference for tax purposes was recognized as a deferred income tax liability, which in turn resulted in the Company being able to reduce its existing valuation allowance against deferred income tax assets available to offset such liability.

Liquidity and Capital Resources

Working Capital

	2015	2014
Current Assets	$15,468,661	7,351,255
Current Liabilities	2,660,578	1,441,149
Working Capital	$12,808,083	5,910,106

As of September 30, 2015, we had $15,290,976 in cash, an increase of $8,028,838 from September 30, 2014. The principal reason for this increase is due to cash received pursuant to the exercise of outstanding share purchase warrants of the Company, and the issuance of common stock to Lincoln Park under a $10 Million equity purchase agreement. This increase was partially offset by cash used in operations and for the advancement of clinical trial work. We intend to use the majority of our capital resources to complete the next clinical trial for ANAVEX 2-73 and to perform work necessary to prepare for further clinical development.

Cash Flows

	2015	2014
Cash flows used in operating activities	$(4,227,006)	$(2,659,379)
Cash flows used in investing activities	-	(3,015)
Cash flows provided by financing activities	12,255,844	9,579,458
Increase in cash	$8,028,838	$6,917,064

Cash flow used in operating activities

Our cash used in operating activities for the year ended September 30, 2015 was $4,227,006 compared to $2,659,379 used in operating activities for the comparative year ended September 30, 2014. The increase in cash used in operating activities was primarily as a result of the increased research and development activities as a result of the commencement of clinical trial work.

Cash used in investing activities

Cash used in investing activities was $Nil in the current period ended September 30, 2015 compared to $3,015 in the comparative period. This is as a result of a small equipment purchase in the comparative period.

Cash flow provided by financing activities

Our cash provided by financing activities for the year ended September 30, 2015 was $12,255,844, mostly attributable to cash received pursuant to the exercise of outstanding share purchase warrants and cash from the issuance of common shares under the Purchase Agreement with Lincoln Park (described under Future Financing below).

In the comparative year ended September 30, 2014, we had cash inflows of $9,579,458 primarily from the issuance of Senior Secured Convertible debentures in the comparative period.

Other Financings

$10 Million Lincoln Park Purchase Agreement

On July 5, 2013, the Company entered into a Purchase Agreement (the “$10 Million Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the $10 Million Purchase Agreement, Lincoln Park initially purchased 250,000 shares of the Company’s common stock for $100,000 and the Company had the right, in its sole discretion over a 25-month period, to sell to Lincoln Park up to the additional aggregate commitment of $9.9 Million of shares of common stock. There were no upper limits on the per share price that Lincoln Park could be required to pay to purchase such common stock. Furthermore, the Company controlled the timing and amount of sales of shares of common stock to Lincoln Park except that, pursuant to the terms of the $10 Million Purchase Agreement, we were unable to sell shares to Lincoln Park if and when the closing sale price of our common stock was below $2 per share, subject to adjustment as set forth in the $10 Million Purchase Agreement. Lincoln Park had no right to require any sales and was obligated to purchase common stock as directed by the Company.

During the year ended September 30, 2015, we issued an aggregate of 1,852,144 shares of common stock under the $10 Million Purchase Agreement, including 1,825,000 shares of common stock for an aggregate purchase price of $8,127,265 and 27,144 commitment shares. Subsequent to September 30, 2015, we issued to Lincoln Park an aggregate of 296,104 shares of common stock under the $10 Million Purchase Agreement, including 290,523 shares of common stock for an aggregate purchase price of $1,684,565 and 5,581 commitment shares, representing all remaining purchase amounts due under the $10 Million Purchase Agreement.

$50 Million Lincoln Park Purchase Agreement

On October 21, 2015, the Company entered into a second Purchase Agreement (the “$50 Million Purchase Agreement”) with Lincoln Park. Pursuant to the $50 Million Purchase Agreement, the Company has the right, in its sole discretion over a 36-month period, to sell to Lincoln Park up to an aggregate of $50 Million of shares of its common stock. There are no upper limits on the per share price that Lincoln Park may pay to purchase such common stock. Furthermore, the Company controls the timing and amount of any future sales, if any, of shares of common stock to Lincoln Park except that, pursuant to the terms of the $50 Million Purchase Agreement, we will be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $3 per share, subject to adjustment as set forth in the $50 Million Purchase Agreement. Lincoln Park has no right to require any sales and is obligated to purchase common stock as directed by the Company.

Other than our rights related to the Lincoln Park financing, which can only be exercised subject to certain trading price conditions described above, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our research and development activities or perhaps even cease the operation of our business.

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

September 30, 2015 and 2014

(Stated in US Dollars)

Tel: 212-885-8000 Fax: 212-697-1299 www.bdo.com	100 Park Avenue New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Anavex Life Sciences Corp.

New York, NY

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. as of September 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. at September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

December 29, 2015

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS

September 30, 2015 and 2014

	2015	2014
		(As Restated)

ASSETS

Current
Cash	$15,290,976	$7,262,138
GST Recoverable	76,840	-
Prepaid expenses	100,845	89,117
	15,468,661	7,351,255
Equipment	1,252	2,247
	$15,469,913	$7,353,502

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,503,726	$1,249,084
Deferred grant income	71,614	-
Promissory notes payable	85,238	192,065
	2,660,578	1,441,149
Non-interest bearing liabilities	332	5,719,727
	2,660,910	7,160,876

STOCKHOLDERS' EQUITY

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
32,044,213 common shares (September 30, 2014 - 11,800,063)	32,044	11,800
Additional paid-in capital	74,060,999	50,714,151
Common stock to be issued	1,997,415	640,000
Accumulated deficit	(63,281,455)	(51,173,325)
	12,809,003	192,626
	$15,469,913	$7,353,502

See Accompany Notes

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended September 30, 2015 and 2014

	2015	2014
		(As Restated)
Operating expenses
General and administrative	$4,836,978	$2,236,580
Research and development	2,271,736	732,395

Total operating expenses	(7,108,714)	(2,968,975)

Other income (expenses)
Interest and finance expenses, net	(71,825)	(7,089)
Gain on settlement of accounts payable	-	199,655
Financing related charges and adjustments	(4,998,145)	(8,624,986)
Foreign exchange gain	70,554	33,042

Total other expenses, net	(4,999,416)	(8,399,378)
Net loss before provision for income taxes	(12,108,130)	(11,368,353)

Income tax expense (benefit) - deferred	-	(1,400,000)

Net loss and comprehensive loss for the period	$(12,108,130)	$(9,968,353)

Loss per share
Basic	$(0.65)	$(1.02)
Diluted	$(0.65)	$(1.02)

Weighted average number of shares outstanding
Basic	18,584,820	9,804,539
Diluted	18,584,820	9,804,539

See Accompanying Notes

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended September 30, 2015 and 2014

	2015	2014
		(As Restated)
Cash Flows used in Operating Activities
Net loss for the period	$(12,108,130)	$(9,968,353)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	995	768
Accretion of debt discount	4,515,987	1,917,615
Stock-based compensation	1,633,979	637,925
Amortization of deferred financing charge	-	1,123,612
Non-cash financing related charges	29,000	-
Deferred income tax expense (benefit)	-	(1,400,000)
Change in fair value of derivative financial instruments	567,000	(2,956,000)
Gain on settlement of accounts payable	-	(199,655)
(Gain)/loss on extinguishment of debt	(84,842)	8,539,759
Other	(18,683)	(18,798)
Changes in non-cash working capital balances related to operations:
GST recoverable	(76,840)	-
Prepaid expenses	(67,692)	(33,234)
Accounts payable and accrued liabilities	1,310,606	(303,018)
Deferred grant income	71,614	-
Net cash used in operating activities	(4,227,006)	(2,659,379)

Cash Flows used in Investing Activities
Acquisition of equipment	-	(3,015)
Net cash used in investing activities	-	(3,015)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	12,343,988	368,170
Financing fees paid	-	(788,712)
Repayment of promissory note	(88,144)	-
Proceeds from the issuance of convertible debentures	-	10,000,000
Net cash provided by financing activities	12,255,844	9,579,458

Increase in cash during the period	8,028,838	6,917,064
Cash, beginning of period	7,262,138	345,074
Cash, end of period	$15,290,976	$7,262,138

Supplemental Cash Flow Information - Note 12

See Accompanying Notes

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

for the years ended September 30, 2015 and 2014

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total

Balance, October 1, 2013	9,309,400	$9,309	$38,672,452	$60,000	$(41,204,972)	$(2,463,211)
Equity units issued under Purchase Agreement	100,000	100.00	188,070	-	-	188,170
Commitment shares issued under terms of Purchase Agreement	628	1	(1)	-	-	-
Capital stock issued for cash - at $2.00	30,000	30	59,970	(60,000)		-
Capital stock issued for cash - at $1.20	125,000	125	149,875	30,000		180,000
Share issue costs, net of recovery	-	-	(2,452)	-	-	(2,452)
Issuance of detachable warrants	-	-	5,989,900	-	-	5,989,900
Agent's warrants issued in connection with convertible debentures	-	-	334,900	-	-	334,900
Beneficial conversion feature on convertible debentures issued, net of deferred income tax	-	-	2,610,100	-	-	2,610,100
Reclassification of derivative financial instruments upon modification of warrant terms	-	-	221,000	-	-	221,000
Capital stock issued pursuant to debt conversions - at $1.20	1,594,607	1,595	1,911,932	-	-	1,913,527
Capital stock issued pursuant to debt conversions - at $1.00	640,428	640	550,480	-	-	551,120
Stock based compensation	-	-	27,925	610,000	-	637,925
Net loss for the period	-	-	-	-	(9,968,353)	(9,968,353)
Balance, September 30, 2014 (as restated)	11,800,063	$11,800	$50,714,151	$640,000	$(51,173,325)	$192,626
Equity units issued under Purchase Agreement	1,825,000	1,825	8,125,440	-	-	8,127,265
Commitment shares issued under terms of Purchase Agreement	27,144	27	(27)	-	-	-
Capital stock issued pursuant to debt conversions - at $1.00	7,272,487	7,272	6,587,850	167,415	-	6,762,537
Capital stock issued for cash - at $1.00	500,000	500	1,500	-	-	2,000
Capital stock issued pursuant to subscriptions received - at $1.20	25,000	25	29,975	(30,000)		-
Shares issued pursuant to the exercise of warrants - at $1.20	3,097,275	3,097	3,713,629	-	-	3,716,726
Shares issued pursuant to the exercise of warrants - cashless	6,838,632	6,839	(6,839)	-	-	-
Shares issued pursuant to favored nations provision	658,612	659	(659)	-	-	-
Reclassification of derivative liability	-	-	4,482,000	-	-	4,482,000
Stock based compensation	-	-	413,979	1,220,000	-	1,633,979
Net loss for the period	-	-	-	-	(12,108,130)	(12,108,130)
Balance, September 30, 2015	32,044,213	$32,044	$74,060,999	$1,997,415	$(63,281,455)	$12,809,003

See Accompanying Notes

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars)

Note 1	Business Description and Basis of Presentation

Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (CNS) diseases, pain and various types of cancer. The Company’s lead compounds ANAVEX 2-73 and ANAVEX PLUS, a combination of ANAVEX 2-73 with donepezil (Aricept), are being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases.

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

Effective October 7, 2015, the Company effected a reverse stock split on the basis of 1:4. As such, the Company’s authorized capital was decreased from 400,000,000 shares of common stock, par value $0.001 to 100,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were decreased on the basis of one new share for each four old shares. These financial statements give retroactive effect to such reverse split and all share and per share amounts have been adjusted accordingly.

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-K.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

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

September 30, 2015 and 2014

(Stated in US Dollars) – Page 9

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

The Company is eligible to obtain a research and development tax credit from the Australian Tax Authority (ATO) for certain research and development activities undertaken in Australia. The tax incentive is available on the basis of specific criteria with which the Company must comply. Although the tax incentive is administered through the ATO, the Company has accounted for the tax incentive outside of the scope of ASC Topic 740, Income Taxes since the incentive is not linked to the Company’s income tax liability and can be realized regardless of whether the Company has generated taxable income in Australia.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 10

Note 2	Summary of Significant Accounting Policies – (cont’d)

h)	Grant Income

Research and development incentive income is recognized when the research and development activities have been undertaken and the Company has completed its assessment of whether such activities meet the relevant qualifying criteria. The Company recognizes such income at the fair value of the grant when it is received and all substantive conditions have been satisfied. Grants received from government and other agencies in advance of the specific research and development costs to which they relate are deferred and recognized in the consolidated statement of operations in the period they are earned and when the related research and development costs are incurred.

i)	Income Taxes

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 11

Note 2	Summary of Significant Accounting Policies – (cont’d)

j)	Basic and Diluted Loss per Share

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

For the year ended September 30, 2015, loss per share excludes 6,101,534 (2014 – 26,967,454) potentially dilutive common shares related to outstanding options, warrants, and convertible debentures as their effect was anti-dilutive.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 12

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

At September 30, 2015, the Company did not have any Level 3 liabilities. During the year ended September 30, 2015 and at September 30, 2014, the Company had Level 3 liabilities consisting of embedded conversion features and warrants that were required to be accounted for as liabilities pursuant to ASC 815 because the Company did not have sufficient authorized and unissued shares available to settle fully certain conversion features of such instruments. During the year ended September 30, 2015, the Company took measures to increase the Company’s authorized common stock such that the instruments were no longer required to be accounted for as liabilities. Therefore pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of this triggering event into equity.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 13

Note 2	Summary of Significant Accounting Policies – (cont’d)

l)	Fair Value Measurements – (cont’d)

The Company calculated the fair value at the inception of those instruments, at September 30, 2014, and at the date of reclassification of the instruments into equity using the binomial option pricing model to determine the fair value. The following assumptions were used for the respective instruments:

		September 30,	Reclassification
Embedded conversion option	At Inception	2014	Date
Risk-free interest rate	3.13%	3.21%	1.47%
Expected life of options (years)	29.58	29.48	29.00
Annualized volatility	100.71%	100.07%	102.14%
Stock price	$1.04	$0.72	$0.84
Dividend rate	0.00%	0.00%	0.00%

		Reclassification
Warrants	At Inception	Date
Risk-free interest rate	1.46%	1.47%
Expected life of options (years)	5.00	4.81
Annualized volatility	100.21%	102.14%
Stock price	$0.79	$0.84
Dividend rate	0.00%	0.00%

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2015 and 2014.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 14

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

From time to time, certain of the Company’s embedded conversion features on debt and outstanding warrants have been treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the instruments if exercised. In this case, the Company utilized the latest inception date sequencing method to reclassify outstanding instruments as derivative instruments. These contracts were recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled.

These derivative instruments do not trade in an active securities market. The Company uses the binomial option pricing model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 15

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 16

Note 2	Recent Accounting Pronouncements – (cont’d)

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

o)	Restatement of prior year

Our Form 10-K for the comparative period ended September 30, 2014 contained an error relating to the accounting for Convertible Debentures issued on March 13, 2014 (the “Convertible Debentures”), which contained a beneficial conversion feature.

In connection with the issuance of Convertible Debentures, under the guidance of ASC 740-10, the recognition of a beneficial conversion feature for accounting purposes, which is initially recognized in equity at the inception of the related contract, effectively creates a temporary difference for tax purposes which must be recognized as a deferred income tax liability, with an offsetting adjustment to additional paid-in capital. Further, based on the fact that the reversal of the deferred tax liability would be viewed as a source of income pursuant to ASC 740, the Company was able to reduce its existing valuation allowance against deferred income tax assets available to offset such liability. As such, the net effect of such accounting would result in a reduction in additional paid-in capital and a corresponding recognition of a deferred income tax benefit on the consolidated statement of operations.

We believe that the errors in the Form 10-K for the year ended September 30, 2014 do not cause the financial statements included therein to be misleading, and therefore such financial statements can still be relied upon. However, we have corrected such errors, including any related disclosures, in this Form 10-K. The impact for the year ended September 30, 2014, was an increase in deferred income tax recovery of $1.4 million, and decrease in additional paid in capital of $1.4 million.

Note 3	Equipment

	September 30, 2015
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$1,763	$1,252

	September 30, 2014
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$768	$2,247

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 17

Note 4	Promissory Notes Payable

	2015	2014
Promissory note dated December 31, 2012 with a principal balance of CDN$100,000 bearing interest at 12% per annum, due on September 30, 2014	$-	$89,618

Promissory note dated January 9, 2013 with a principal balance of CDN$86,677, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	64,630	77,679

Promissory note dated January 9, 2013 with a principal balance of CDN$27,639, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	20,608	24,768
	$85,238	$192,065

On December 31, 2012, the Company issued a promissory note having a principal balance of $89,618 (CDN$100,000) with terms that included interest at 12% per annum and matured on June 30, 2013, in exchange for an accounts payable owing with respect to unpaid consulting fees. This note was not repaid on June 30, 2013 and the maturity date was extended to September 30, 2014. During the year ended September 30, 2014, the Company repaid this note.

On January 9, 2013, the Company issued two (2) promissory notes (the “Secured Notes”);

a)	The Company issued a promissory note in the amount of $64,630 (CDN$86,677) to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)	The Company issued a promissory note in the amount of $20,608 (CDN$27,639) to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

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

September 30, 2015 and 2014

(Stated in US Dollars) – Page 18

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

The Company did not repay the notes on June 30, 2013. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of September 30, 2015 or 2014, as the Company does not consider these amounts to be legally enforceable.

Note 5	Deferred Grant Income

During the year ended September 30, 2015, the Company was awarded grant funding in the amount of $286,455, of which the Company received $71,614 during the year ended September 30, 2015 and the remainder will be received in equal semi-annual instalments over the 24 month commitment. The grant was received in exchange for a commitment to provide research and development for preclinical validation of sigma-1 receptor agonist ANAVEX 2-73 as potential treatment for Parkinson’s disease.

The grant income was deferred and is being amortized as an increase to other income over a two year period using the straight line method over the grant term.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 19

Note 6	Non-interest Bearing Liabilities

Non-interest bearing liabilities consists of the following:

	2015	2014
Senior Convertible Debentures	$332	$263,727
Derivative Financial Instruments	-	5,456,000
	$332	$5,719,727

Senior Convertible Debentures	2015	2014

Senior Convertible Debentures, non-interest bearing, unsecured, due March 18, 2044	6,144	7,446,044
Less: Debt Discount	(5,812)	(7,182,317)
Total carrying value	332	263,727
Less: current portion	-	-
Long term liability	$332	$263,727

On March 13, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which the Company issued senior convertible debentures in the aggregate principal amount of $10,000,000 (the “Debentures”).

In connection with the issuance of the Debentures, the Company issued an aggregate of 16,916,666 share purchase warrants as follows:

		Non-
	Purchasers	purchasers	Total
Series A Warrants	8,333,333	125,000	8,458,333
Series B Warrants	8,333,333	125,000	8,458,333
	16,666,666	250,000	16,916,666

Each Series A warrant was exercisable into one common share of the Company at $1.20 per share until March 18, 2019.

Each Series B warrant was exercisable into one common share of the Company at $1.68 per share until March 18, 2019

The Debentures are unsecured, non-interest bearing and are due on March 18, 2044. The Debentures were convertible, in whole or in part, at the option of the holder into common shares of the Company at $1.20 per share (“the Conversion Price”). The Conversion Price of the debenture will be adjusted in the event of common stock dividend, split or consolidation. The Conversion Price was later amended to $1.00 per share, as set forth below.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 20

Note 6	Non-interest Bearing Liabilities – (cont’d)

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

The Company recorded a beneficial conversion feature discount of $4,010,100 in respect of the Debentures issued, based on the intrinsic value of the conversion feature limited to a maximum of the total proceeds of the Debentures allocated to the Debentures. The recognition of the beneficial conversion feature also gave rise to the recognition of a deferred income tax liability of $1,400,000, relating to the temporary difference for tax purposes of the book basis of the related Debentures. This deferred income tax liability was immediately offset by the recognition of previously unrecognized future income tax assets available to reduce such liability. The reduction of the valuation allowance against deferred income tax assets was recognized through a deferred income tax benefit recognized on the statement of operations in the period in which the Debentures were issued.

The total debt discount at issuance of $10,000,000 was being amortized using the effective interest method over the term of the Debentures.

In consideration for the Debentures issued, the Company issued an aggregate of 250,000 share purchase warrants to non-lenders as described above. The fair value of the Non-Purchaser Warrants of $334,900, along with finder’s fees and other financing costs directly associated with the issuance of the Debentures in the amount of $788,712, was recorded as a deferred financing charge and is being amortized to income over the term of the Debentures using the effective interest method.

The fair value of the Purchaser and Non-Purchaser warrants at issuance was determined using the Black Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	1.56%
Expected life (years)	5.00
Expected volatility	97.16%
Stock price	$1.76
Dividend yields	0.00%

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 21

Note 6	Non-interest Bearing Liabilities – (cont’d)

Senior Convertible Debentures – (cont’d)

Amendment Agreements

On August 25, 2014, the Company entered into amendment agreements with each Purchaser, pursuant to which all provisions regarding liquidating damages and the accrual of damages with respect to the obligations for, and rights enforceable against, the Company, were eliminated from the RRAs. As consideration for entering into the amendment agreements and for the Purchasers agreeing to forego an amount of $459,912 in liquidating damages that had accrued and were accruing pursuant to the terms of the original RRAs, the Company agreed to adjust the fixed conversion price of the remaining outstanding debentures from $1.20 per share to $1.00 per share (the “Debenture Amendment”).

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

The Company calculated the fair value of the amended Debentures by discounting future cash flows using rates representative of current borrowing rates for debt instruments without a conversion feature and by using the binomial option pricing model to determine the fair value of the conversion features, using the following assumptions:

Risk-free interest rate	3.13%
Expected life (years)	29.58
Expected volatility	100.71%
Stock Price	$1.028
Dividend yields	0.00%

The net loss was recorded as part of financing related charges and adjustments in the consolidated statement of operations during the year ended September 30, 2014. In addition, in accordance with debt extinguishment accounting, remaining unamortized financing costs of $1,110,568 associated with the original Debentures were immediately amortized through earnings upon entering into the amendments. This amount was also included in other financing related charges and adjustments in the consolidated statement of operations for the year ended September 30, 2014.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 22

Note 6	Non-interest Bearing Liabilities – (cont’d)

Senior Convertible Debentures – (cont’d)

During the year ended September 30, 2015, the Company issued an aggregate of 7,272,487 shares of common stock and an additional 167,415 shares of common stock were to be issued based on a conversion price of $1.00 per share pursuant to the conversion of $7,439,900 in outstanding principal amounts due under the Debentures.

As a result of the bifurcation of the embedded conversion option subsequent to the Debenture Amendments as discussed above, for accounting purposes, two instruments were considered outstanding and, upon exercise of the contractual conversion option, extinguishment accounting was applied. Consequently, the embedded conversion feature was adjusted to fair value at the conversion date and the shares issued pursuant to conversion were recorded at their fair value on the date of issuance, determined with reference to the quoted market price of the Company’s shares on the issuance date. The resulting difference was recorded as a gain or loss on the consolidated statement of operations. During the year ended September 30, 2015, the Company recorded $84,842 (2014: $Nil) in respect of net gains on these conversion of the Debentures. This amount is included in financing and related charges and adjustments on the consolidated statement of operations.

During the year ended September 30, 2015 the Company recorded accretion expense of $4,515,987 (2014: $1,917,615) in accretion of discounts on these debentures.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 23

Note 6	Non-interest Bearing Liabilities – (cont’d)

Embedded conversion options and warrants – (cont’d)

During the year ended September 30, 2015, the Company issued units consisting of shares of common stock and share purchase warrants and since the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to fully settle the exercise of these warrants if exercised, due to the outstanding embedded conversion features discussed above, the Company was required to account for these instruments as derivative financial instruments. On the commitment date of the related warrants, the Company allocated the proceeds from the issuance of units first to the derivative liability at its fair value, with any remaining proceeds allocated to the common stock.

On March 26, 2015, the Company received stockholder approval to approve an amendment to the Company’s articles of incorporation to increase the Company’s authorized common stock from 37,500,000 to 100,000,000 shares, which is now sufficient to fully settle all the outstanding equity contracts. Consequently, these instruments previously accounted for as liabilities under ASC 815 are no longer required to be accounted for as liabilities. Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of this triggering event into equity, with the change in fair value up to the date of modification being recorded on the consolidated statement of operations as other income.

During the year ended September 30, 2013, the Company issued an aggregate of 1,612,242 common stock purchase warrants that were required to be accounted for as liabilities pursuant to ASC 815 as a result of certain features embedded in those instruments. During the year ended September 30, 2014, the Company amended the terms of these common stock purchase warrants. As of the modification date, these warrants were no longer required to be accounted for as liabilities. Pursuant to the guidance of ASC 815, the Company reclassified the fair value of these instruments on the date of modification into equity, with the change in fair value up to the date of modification being recorded on the consolidated statements of operations as other income.

As a result of the application of ASC 815, the Company has recorded these liabilities at their fair values as follows:

	September 30,
	2014	2013

Balance, beginning of the period	$904,000	$-
Fair value at issuance	8,277,000	919,000
Change in fair value during the year	(2,956,000)	(15,000)
Reclassification to equity upon change in triggering events	(221,000)	-
Transfer to equity upon exercise	(548,000)	-
Balance, end of the period	$5,456,000	$904,000

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 24

Note 6	Non-interest Bearing Liabilities – (cont’d)

Embedded conversion options and warrants – (cont’d)

The embedded conversion features and warrants accounted for as derivative financial instruments have no observable market and the Company estimated their fair values at their reclassification dates and September 30, 2014 using the binomial option pricing model based on the following weighted average management assumptions:

	Reclassification Date	September 30, 2014
Risk-free interest rate	1.47%	3.21%
Expected life (years)	24.75	29.48
Expected volatility	102.14%	100.07%
Stock price	$0.84	$0.736
Dividend yields	0.00%	0.00%

Note 7	Capital Stock

Authorized

On March 26, 2015, the Company received stockholder approval to approve an amendment to the Company’s articles of incorporation to increase the Company’s authorized common stock from 37,500,000 to 100,000,000 shares.

Equity Transactions

Year ended September 30, 2015

On October 22, 2014, the Company entered into a Securities Purchase Agreement (the “10/14 Purchase Agreement”) with one investor for an equity investment of $500,000 at a price of $1.00 per unit. Pursuant to the terms of the 10/14 Purchase Agreement, the Company agreed to sell, and the Investor agreed to purchase, 500,000 shares of common stock. In addition, the Company agreed to issue an aggregate of 1,000,000 stock purchase warrants, of which 500,000 were exercisable at $1.20 per share and 500,000 were exercisable at $1.68 per share, each for a period of five years, subject to normal adjustment for stock splits, combinations, and reclassification events.

As discussed in Note 5, the warrants issued were required to be accounted for as derivative liabilities at their date of issuance, pursuant to the guidance of ASC 815. Consequently, the Company allocated the proceeds from the issuance of the units first to the warrants, at their fair value of $527,000 with an amount of $2,000 being allocated to equity at par value on the date of the transaction. The $29,000 excess of the sum of fair value and par value over the proceeds received of $500,000 was recorded as a component of financing related charges and adjustments on the statement of operations during the year ended September 30, 2015. The fair value of the warrants was determined based on the binomial option pricing model using the following weighted average assumptions: risk-free interest rate: 1.46%, expected life: 5 years, expected volatility: 100.21%, dividend yield: 0%.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 25

Note 7	Capital Stock

Equity Transactions – (cont’d)

The Company paid a finder’s fee of $50,000 in connection with the 10/14 Purchase Agreement. This amount was expensed as a component of financing related charges and adjustments during the year ended September 30, 2015.

On March 16, 2015, pursuant to an anti-dilution provision contained in private placement subscription agreements dated May 31, 2012, the Company adjusted the price of 658,612 shares of common stock from $2.00 to $1.00 per share. Consequently, the Company issued 658,612 shares of common stock for no additional consideration.

Year ended September 30, 2014

On February 24, 2014, the Company issued 30,000 units at $2.00 per unit for gross proceeds of $60,000, which was received during the year ended September 30, 2013. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $4.00 per share for a period of five years from the date of issuance.

On February 24, 2014, the Company issued 125,000 units at $1.20 per unit for gross proceeds of $150,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $3.00 per share for a period of five years from the date of issuance.

On February 28, 2014, the Company received $30,000 in share subscriptions in respect of the issuance of 25,000 units at $1.20 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase additional common shares at $3.00 per share for a period of five years from the date of issuance. These shares were issued during the year ended September 30, 2015.

Common stock to be issued

Included in common stock to be issued at September 30, 2015 is an amount of $1,830,000 (2014: $610,000) related to 750,000 (2014: 250,000) shares of common stock issuable to a director and officer of the Company pursuant to the terms of an employment agreement with that director and officer (Note 9).

Also included in common stock to be issued at September 30, 2015 is an amount of $167,415 (2014: Nil) related to the application of an incorrect conversion price to conversion notices received during the year ended September 30, 2015. These shares were issued subsequent to September 30, 2015.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 26

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

The Company would determine, at its own discretion, the timing and amount of its sales of common stock, subject to certain conditions and limitations. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement will be based on the market price of the Company’s shares of common stock immediately preceding the time of sale without any fixed discount, provided that in no event will such shares be sold to Lincoln Park when the closing sale price is less than $2.00 per share. There are no upper limits on the per share price that Lincoln Park may pay to purchase such common stock. The purchase price will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split or similar transaction occurring during the business days used to compute such price.

Pursuant to the Purchase Agreement, Lincoln Park initially purchased 62,500 shares of the Company’s common stock for $100,000. In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 85,465 shares of common stock as a commitment fee and was to issue up to 33,352 shares pro rata, when and if, Lincoln Park purchased, at the Company’s discretion, the remaining $10,000,000 aggregate commitment. The Purchase Agreement could be terminated by the Company at any time at its discretion without any cost to the Company.

The Company incurred a net $73,787 in direct expenses in connection with the Purchase Agreement and registration statement. These were recorded as share issuance costs as a charge against additional paid in capital in the period incurred.

During the year ended September 30, 2015, the Company issued to Lincoln Park an aggregate of 1,852,144 (2014: 100,628) shares of common stock under the Purchase Agreement, including 1,825,000 (2014: 100,000) shares of common stock for an aggregate purchase price of $8,127,265 (2014: $188,170) and 27,144 (2014: 628) commitment shares. Subsequent to September 30, 2015, the Company issued to Lincoln Park an aggregate of 296,104 shares of common stock under the Purchase Agreement, including 290,523 shares of common stock for an aggregate purchase price of $1,684,565 and 5,581 commitment shares, representing all remaining purchase amounts due under the Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 27

Note 9	Related Party Transactions

During the year ended September 30, 2015, the Company was charged general and administrative expenses totaling $2,690,659 in respect of directors fees and share and stock option based compensation charges paid or accrued to directors and officers of the Company (2014: $1,041,140 in respect of directors fees, management bonuses and stock option based compensation charges), inclusive of amounts noted below. Of the total, $331,095 related to non-cash stock option compensation charges, and $2,348,064 was related to stock compensation charges associated with the vesting of restricted stock awards to a director and officer of the Company, in connection with the achievement of certain performance milestones, inclusive of and as further described below.

As at September 30, 2015, included in accounts payable and accrued liabilities was $33,000 (2014: $28,232) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

During the year ended September 30, 2013, pursuant to an employment agreement with the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and Director, of the Company, the Company:

i)	granted 500,000 fully vested share purchase options exercisable at $1.60 per share until July 5, 2023. The Company recognized stock based compensation expense of $1,002,500 during the year ended September 30, 2013 in connection with these options.

ii)	issued 1,000,000 shares of restricted common stock that vest as follows:

•	25% upon the Company starting a Phase Ib/IIb human study (vested during the year ended September 30, 2015 at a value of $610,000 and included in shares to be issued at September 30, 2015)

•	25% upon the Company in-licensing additional assets in clinical or pre-clinical stage (vested during the year ended September 30, 2014 at a value of $610,000 and included in shares to be issued at September 30, 2015)

•	25% upon the Company securing additional non-dilutive equity funding in 2013 of at least $5,000,000 with a share price higher than the previous funding (vested during the year ended September 30, 2015 at a value of $610,000 and included in shares to be issued at September 30, 2015)

•	25% upon the Company obtaining a listing on a major stock exchange (vested subsequent to September 30, 2015)

Included in operating results for the year ended September 30, 2015 are non-cash stock compensation charges of $1,220,000 (2014: $610,000) relating to the vesting of 500,000 (2014: 250,000) shares of restricted common stock upon the achievement of certain performance conditions, and $1,128,064 (2014: $Nil) in additional compensation obligations associated with the vesting. The fair value of $2.44 per share for non-cash stock compensation charges was determined with reference to the quoted market price of the Company’s shares on the commitment date. This amount has been included in common stock to be issued at September 30, 2015.

Subsequent to September 30, 2015, the Company obtained a listing on NASDAQ and consequently, an additional 250,000 shares of common stock vested.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 28

Note 10	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
	Number of Shares	Exercise Price
Balance, October 1, 2013	2,287,371	$3.00
Expired	(675,128)	$3.00
Issued	17,116,667	$1.44
Balance, September 30, 2014	18,728,910	$1.59
Expired	(62,500)	$1.40
Exercised	(15,468,520)	$1.43
Issued	1,075,000	$0.76
Balance, September 30, 2015	4,272,890	$2.11

During the year ended September 30, 2015, the Company issued 6,838,632 shares of common stock pursuant to the exercise of 12,371,245 warrants on a cashless basis.

At September 30, 2015, the Company has 4,272,890 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
1,612,242	$3.00	July 5, 2018
30,000	$4.00	February 24, 2019
700,994	$1.20	March 13, 2019
1,872,154	$1.68	March 13, 2019
12,500	$1.24	May 31, 2019
45,000	$1.00	July 31, 2019
4,272,890

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 29

Note 10	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

During the year ended September 30, 2015, the Company issued an aggregate of 12,500 warrants to a consultant of the Company for services to be provided. The fair value of these warrants at issuance was calculated to be $17,800 based on the Black-Scholes option pricing model using the following assumptions: expected term 3.9 years, expected volatility 106.7%, expected dividend yield 0.00%, risk free interest rate 1.83%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. The Company recognized stock based compensation expense of $19,182 during the year ended September 30, 2015 (2014: $Nil) in connection with the warrants.

All of the 1,612,242 warrants expiring on July 5, 2018 contain a contingent call provision whereby the Company may have the option to call for cancellation of all or any portion of the warrants for consideration equal to $0.001 per share, provided the quoted market price of the Company’s common stock exceeds $6.00 for a period of twenty consecutive trading days, subject to certain minimum volume restrictions and other restrictions as provided in the warrant agreements.

b)	Stock–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s board of directors approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan is 6,050,553 shares subject to adjustment in the event of a change of the Company’s capitalization. As a result of the adoption of the 2015 Plan, no further option awards will be granted under any previously existing stock option plan. Stock option awards previously granted under previously existing stock option plans remain outstanding in accordance with their terms.

The 2015 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant but in no event will be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 30

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the years ended September 30, 2015 and 2014 is presented below:

		Weighted	Weighted Average
	Number of	Average	Grant Date fair
	Shares	Exercise Price	value
Outstanding at October 1, 2013	768,750	$5.04
Expired	(176,250)	$10.80
Granted	200,000	$1.28	$1.00
Outstanding at September 30, 2014	792,500	$2.82
Forfeited	(67,500)	$12.00
Granted	1,097,500	$2.02	$1.66
Outstanding at September 30, 2015	1,822,500	$2.00
Exercisable at September 30, 2015	825,002	$1.78
Exercisable at September 30, 2014	525,000	$2.22

At September 30, 2015, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
25,000	(1)	25,000	$14.68	March 30, 2016	$-	0.50
500,000	(2)	500,000	$1.60	July 5, 2023	2,020,000	7.77
75,000	(3)	25,000	$1.20	May 7, 2024	333,000	8.61
125,000	(4)	31,250	$1.32	May 8, 2024	540,000	8.61
718,750	(5)	239,585	$0.92	April 2, 2025	3,392,500	9.51
50,000	(6)	4,167	$1.44	June 8, 2025	210,000	9.70
50,000	(7)	-	$1.68	June 15, 2025	194,000	9.72
278,750	(8)	-	$5.04	September 18, 2025	167,250	9.98
1,822,500		825,002			$6,856,750

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 31

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2015.

(1)	As of September 30, 2015 and 2014, these options had fully vested. These options were granted during the year ended September 30, 2011 and vested over a period of one year from the date of grant. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the year ended September 30, 2015 (2014: $Nil).

(2)	As of September 30, 2015 and 2014 these options had fully vested. These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company did not recognize any stock-based compensation during the year ended September 30, 2015 (2014: $Nil) in connection with these options.

(3)	As of September 30, 2015 and 2014, 25,000 of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a three year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $23,132 during the year ended September 30, 2015 (2014: $9,252) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(4)	As of September 30, 2015 and 2014, 31,250 of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a four year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $31,950 during the year ended September 30, 2015 (2014: $16,905) in connection with these options.

(5)	As of September 30, 2015, 239,585 of these options had vested (2014: None of these options had vested). These options were issued during the year ended September 30, 2015 and vest in three equal installments on April 2, 2015, April 2, 2016 and April 2, 2017. The Company recognized stock based compensation expense of $255,747 during the year ended September 30, 2015 (2014: $Nil) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations

(6)	As of September 30, 2015, 4,167 of these options had vested. These options were issued during the year ended September 30, 2015 and vest quarterly over a three year period commencing on September 8, 2015. The Company recognized stock based compensation expense of $5,981 during the year ended September 30, 2015 (2014: $Nil) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 32

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(7)	As of September 30, 2015 and 2014, none of these options had vested. These options were issued during the year ended September 30, 2015 and vest over a three year period from the date of grant. The Company recognized stock based compensation expense of $6,863 during the year ended September 30, 2015 (2014: $Nil) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(8)	As of September 30, 2015 and 2014, none of these options had vested. These options were issued during the year ended September 30, 2015 and vest over a three year period from the date of grant. The Company recognized stock based compensation expense of $17,899 during the year ended September 30, 2015 (2014: $Nil) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

Note 11	Income Taxes

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	2015	2014
		(As restated)
Tax rate	34%	34%

Net operating loss carryforwards	$9,177,000	$8,270,000
Research and development tax credits	794,000	745,000
Foreign exchange	(10,000)	(23,000)
Unpaid charges	832,000	170,000
Intangible asset costs	64,000	70,000
Stock-based compensation	581,000	441,000
Valuation allowance for deferred tax assets	(11,438,000)	(9,673,000)

Net deferred tax assets	$-	$-

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 33

Note 11	Income Taxes – (cont’d)

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2015	2014
		(As Restated)
Income benefit at statutory rate of 34%	$(4,117,000)	$(3,865,000)
Foreign income taxed at other rates	80,000	13,000
Permanent differences
Effect of stock based compensation	-	202,000
Debt extinguishment	(29,000)	2,736,000
Mark-to-market deriative liability adjustment	193,000	(994,000)
Non-deductible finance and accretion expenses	1,511,000	808,000
Other permanent differences	(5,000)	(16,000)
Research and development tax credit	502,000	(26,000)
Adjustment and true up to prior years' tax provision	100,000	14,000
Change in valuation allowance related to current year provision	1,765,000	2,528,000

Income Tax Recovery	$-	$1,400,000

As of September 30, 2015, the Company had net operating loss carry-forwards of approximately $25,000,000 (2014: $24,000,000) in the United States available to offset future taxable income. The carry-forwards will begin to expire in 2027 unless utilized in earlier years.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established at both September 30, 2015 and 2014.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until the respective statutes of limitation expire. The Company is subject to tax examinations by tax authorities for all taxation years commencing on or after 2007.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Stated in US Dollars) – Page 34

Note 12	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended September 30, 2015;

i)	the Company issued 7,272,487 shares of common stock and an additional 167,415 shares of common stock are issuable upon conversion of $7,439,900 in principal amount of convertible debentures at a conversion price of $1.00 per share;

ii)	the Company reclassified an amount of $4,482,000 into equity upon modification of the terms of certain derivative instruments.

During the year ended September 30, 2014;

a)	the Company reclassified an amount of $221,000 into equity upon modification of the terms of certain derivative instruments.

b)	the Company issued 1,594,607 shares of common stock of the Company pursuant to the conversion of $1,913,528 face value of convertible debentures at $1.20 per share;

c)	the Company issued 640,428 shares of common stock of the Company at a fair value of $551,120 pursuant to the conversion of convertible debentures at a conversion price of $1.00 per share.

Note 13	Subsequent Events

i)	On October 21, 2015, the Company entered into a $50,000,000 purchase agreement (the “Purchase Agreement”) with Lincoln Park pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time over a 36 month period. In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file a registration statement with the SEC covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park’s committed obligation under any single purchase shall not exceed $2,000,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement.

In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 179,598 shares of common stock as a commitment fee and shall issue up to 89,799 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment.

ii)	On December 22, 2015, the Company received a subpoena from the Securities and Exchange Commission (SEC) which indicates that the agency is conducting a formal investigation. The Company believes the subpoena and investigation relate to the recent unusual activity in the market for the Company’s shares. The Company is fully cooperating with the SEC in this investigation and is unable to predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and our principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management believes that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of September 30, 2015. The ineffectiveness of our internal control over financial reporting was due to the existence of material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses:

(i)	We had an insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended September 30, 2015, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

(ii)	We did not maintain a sufficient compliment of personnel with an appropriate level of tax and complex accounting knowledge and training commensurate with our financial reporting requirements and business environment. This weakness resulted in material post closing adjustments which were reflected in our financial statements for the year ended September 30, 2015 and 2014;

(iii)	we did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed and in place or not operating effectively.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Plan for Remediation of Material Weaknesses

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible.

Subsequent to September 30, 2015, we engaged additional staff who participate in the financial reporting process which we believe will enable us to maintain adequate segregation of duties of our finance and accounting functions going forward. In addition, we intend to take additional appropriate and reasonable steps to remediate the material weaknesses identified. In particular, we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes and formal documentation of our internal controls over financial reporting and related policies and procedures.

We believe that the foregoing steps will remediate the deficiencies identified above, and we intend to continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls and procedures or our internal control over financial reporting will be able to prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Subsequent to September 30, 2015, we engaged additional staff in the financial reporting process which we believe will enable us to maintain adequate segregation of duties of our finance and accounting functions going forward.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Secretary, Treasurer	50	July 5, 2013
Athanasios Skarpelos	Director	49	January 9, 2013
Bernd Metzner, PhD	Director	45	May 7, 2014
Elliot Favus, MD	Director	40	May 7, 2014
Steffen Thomas, PhD	Director	50	June 15, 2015
Sandra Boenisch	Principal Financial Officer	34	October 1, 2015

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

Athanasios Skarpelos. Athanasios (Tom) Skarpelos is a self-employed investor with 18 years of experience working with private and public companies. For the past 10 years, he has been focused on biotechnology companies involved in drug discovery and drug development projects. Mr. Skarpelos was engaged as a consultant to our company for one year effective August 2, 2010. His experience has led to relationships with researchers at academic institutes in Europe and North America. Mr. Skarpelos is a founder of Anavex.

Bernd Metzner, PhD. Bernd Metzner has been the Chief Financial Officer of Ströer Media AG since June 2014 and serves as its Member of Management Board. Prior, Dr. Metzner served as Chief Financial Officer of the Doehler Group, a global producer and provider of technology-based natural ingredients for the food and beverage industry with sales activities in more than 130 countries. Previously, he was Chief Administration Officer and member of the Board of Management of Bayer Schering Pharma AG, the pharmaceutical division of $100+ billion market cap company Bayer AG. In this position, Dr. Metzner had worldwide financial responsibility for the Bayer Pharma Group. During his almost 10-years with Bayer AG, Dr. Metzner also held several senior international management positions in the corporate finance organization of Bayer AG, including Chief Financial Officer of Bayer S.p.A. Italy and heading the coordination of the successful spin-off of Lanxess, a specialty chemicals group. Dr. Metzner started his career at the law firm Flick Gocke Schaumburg and has a degree in business administration from the University of Siegen. After obtaining his doctorate, he became a chartered accountant.

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

Steffen Thomas, PhD Steffen Thomas, PhD, has over 15 years of experience as a European patent attorney and is currently practicing at Epping Hermann Fischer, a major intellectual property law firm in Europe. Previously, he worked for Japan-based Takeda Pharmaceutical Company, the largest pharmaceutical company in Asia and a top firm worldwide, as an in-house patent attorney. Prior to that, he worked for Nycomed Pharma, acquired by Takeda in 2011 for approximately USD $10 billion. Dr. Thomas’ legal practice covers drafting of patent applications, prosecuting patent applications before national and international patent offices, defending and challenging patents in opposition, appeal, and nullity proceedings, enforcing patents before the infringement courts, and preparing opinions on patentability and infringement in the technical field of chemistry. Dr. Thomas has particular expertise in small molecule pharmaceuticals. He holds MS and PhD degrees in Chemistry from the University of Munich.

Sandra Boenisch, CPA, CGA Ms. Boenisch is a Chartered Professional Accountant (CPA, CGA) with 14 years of accounting, audit, and financial reporting experience in a variety of industries, both in the United States and Canada. Ms. Boenisch has been an independent consultant, providing financial reporting services to a range of public companies in the United States and Canada since January 2012. From 2008 until 2012, Ms. Boenisch was employed at BDO Canada LLP (Vancouver, BC) where she was hired as a Senior Accountant and was later promoted to Manager, Audit Assurance. Ms. Boenisch specialized in managing assurance engagements for public companies in the United States and Canada. Prior to that, Ms. Boenisch worked for a public accounting firm beginning in 2001. As an independent consultant, Ms. Boenisch has acquired considerable experience in finance, governance, and regulatory compliance. She holds a BComm from Laurentian University.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended September 30, 2015, with the exception of the following:

Name	Number of LateReports		Number of Transactions Not Reported on a TimelyBasis	Failure to File Requested Forms
Christopher Missling	2	(1)	2	Nil
Bernd Metzner	1	(1)	1	Nil
Elliot Favus	1	(1)	1	Nil
Athanasios Skarpelos	1	(1)	1	Nil

(1)	Failure to file Form 4 – Statement of Changes in Beneficial Ownership.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted our policy on our website at www.anavex.com.

Audit Committee and Audit Committee Financial Experts

The members of the Audit Committee are Bernd Metzner (Chairman), Elliot Favus and Steffen Thomas. Our board of directors has determined that Bernd Metzner is an “audit committee financial expert” as defined by applicable SEC and Nasdaq rules.

The Audit Committee oversees and reports to our board of directors on various auditing and accounting-related matters, including, among other things, the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

The Audit Committee operates under a charter that was adopted by our board of directors.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Bernd Metzner (Chairman) and Elliot Favus.

The Nominating and Corporate Governance Committee is appointed by the Board to oversee and evaluate the Board's performance and the company's compliance with corporate governance regulations, guidelines and principles, to identify individuals qualified to become Board members, to recommend to the Board proposed nominees for Board membership, and to recommend to the Board directors to serve on each standing committee.

Compensation Committee

The members of our Compensation Committee are Bernd Metzner (Chairman) and Elliot Favus.

The Compensation Committee assists our board of directors in discharging its responsibilities relating to compensation of our directors and executive officers. Its responsibilities include, among other things, reviewing, approving and recommending compensation programs and arrangements applicable to our officers; determining the objectives of our executive officer compensation programs; overseeing the evaluation of our senior executives; administering our incentive compensation plans and equity-based plans, including reviewing and granting equity awards to our executive officers; and reviewing and approving director compensation and benefits. The Compensation Committee can delegate to other members of our board of directors, or an officer or officers of the Company, the authority to review and grant stock-based compensation for employees who are not executive officers.

The Compensation Committee has the responsibilities and authority designated by Nasdaq rules. Specifically, the Compensation Committee has the sole discretion to select and receive advice from a compensation consultant, legal counsel or other adviser and is directly responsible for oversight of their work. The Compensation Committee must also determine reasonable compensation to be paid to such advisors by us.

Prior to the formation of our Compensation Committee, our board of directors performed the functions that would have been handled by the Compensation Committee.

The Compensation Committee operates under a charter that was adopted by our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons for the last two completed fiscal years:

a)	our principal executive officers;

b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2015 who had total compensation exceeding $100,000; and

c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended September 30, 2015 and 2014, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Other Annual Compen- sation ($)		Total ($)
Christopher Missling, PhD(1)	2015	240,000			1,220,000	1,151,309	1,128,064	(2)	3,739,373
President, Chief Executive Officer,	2014	240,000	400,000	(3)	Nil	127,800	Nil		767,800
Chief Financial Officer and Director
Sandra Boenisch(4)	2015	Nil	Nil		Nil	Nil	Nil		Nil
Principal Financial Officer	2014	Nil	Nil		Nil	Nil	Nil		Nil

(1)	Christopher Missling was appointed as director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on July 5, 2013.

(2)	The compensation was recorded in connection with the Company’s payment of an income tax withholding obligation arising as a result of the vesting of restricted stock awards during the year ended September 30, 2015, in accordance with the terms of Mr. Missling’s employment agreement dated July 5, 2013.

(3)	The bonus was a result of the successful financing in March, 2014.
(4)	Sandra Boenisch’s employment became effective on October 1, 2015. Ms. Boenisch was not been paid any compensation or bonuses, or granted any stock or option awards for fiscal year end 2015 and 2014

Employment Agreements

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

Sandra Boenisch

In connection with Ms. Boenisch’s appointment as Principal Financial Officer, the Company and Ms. Boenisch entered into an employment agreement, effective October 1, 2015, whereby: (a) the Company shall pay to Ms. Boenisch an annual base salary of Seventy-Eight Thousand and 00/100 Canadian Dollars ($78,000 CAD), with Ms. Boenisch being eligible for bonuses which are anticipated to be up to 25% of her annual base salary, and salary increases; (b) Ms. Boenisch shall receive a sign-on stock option grant of 100,000 shares; and (c) Ms. Boenisch shall be able to participate in the Company’s employee benefit plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2015.

Option Awards						Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Christopher Missling	500,000	Nil	Nil	1.60	July 5, 2023	250,000	1,410,000	Nil	Nil
	31,250	93,750	Nil	1.32	May 8, 2024
	166,667	333,333	Nil	0.92	April 2, 2025
	Nil	187,500	Nil	5.04	September 18, 2025

Athanasios Skarpelos	16,667	33,333	Nil	0.92	April 2, 2025	Nil	N/A	Nil	N/A

Bernd Metzner	16,667	33,333	Nil	0.92	April 2, 2025	Nil	N/A	Nil	N/A

Elliot Favus	16,667	33,333	Nil	0.92	April 2, 2025	Nil	N/A	Nil	N/A

Steffen Thomas	-	50,000	Nil	1.68	June 15, 2025	Nil	N/A	Nil	N/A

Stock Option Plan

Our board of directors adopted an Omnibus Incentive Plan (the “2015 Plan”), which was approved by our board on September 18, 2015. The 2015 Plan provides for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan is 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization. As a result of the adoption of the 2015 Plan, no further option awards will be granted under any previously existing stock option plan. Stock option awards previously granted under previously existing stock option plans remain outstanding in accordance with their terms.

The 2015 Plan is administered by our board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price is determined by the board of directors at the time of grant but in no event will be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Athanasios Skarpelos	Nil	Nil	35,860	Nil	Nil	Nil	35,860

Bernd Metzner	11,500	Nil	35,860	Nil	Nil	Nil	47,360

Elliot Favus	Nil	Nil	35,860	Nil	Nil	Nil	35,860

Steffen Thomas	Nil	Nil	70,300	Nil	Nil	Nil	70,300

We have agreed to compensate Bernd Metzner an amount of $4,000 per quarter for performing the functions of Chairman of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

We have agreed to grant stock options to purchase an aggregate of 6,000 shares of common stock each calendar quarter to Elliot Favus as compensation for serving as a member of our Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

In addition, directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award further special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Our employment agreement with Sandra Boenisch contains provisions regarding our obligations to Ms. Boenisch upon a change of control. In the event of a change of control, as such term is defined in the employment agreement, all of the remaining unvested option shares granted to Ms. Boenisch will immediately vest with no restrictions on purchase or sales. A copy of the employment agreement is set forth in its entirety as an exhibit hereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 29, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)
Common Stock	Athanasios Skarpelos (Director) 2, Place du Port Geneva, Switzerland CH 1204	1,323,125	(2)	3.8%

Common Stock	Christopher Missling (CEO/Director) 51 W 52nd Street, 7th floor New York, NY 10019	1,701,167	(3)	4.7%

Common Stock	Bernd Metzner (Director) 51 W 52nd Street, 7th Floor New York, NY 10019	29,167	(4)	0.1%

Common Stock	Elliot Favus (Director) 51 W 52nd Street, 7th Floor New York, NY 10019	29,167	(4)	0.1%

Common Stock	Steffen Thomas (Director) 51 W 52nd Street, 7th Floor New York, NY 10019	-	(5)	-

Common Stock	Sandra Boenisch (Principal Financial Officer) 51 W 52nd Street, 7th Floor New York, NY 10019	25,046	(6)	0.1%

Common Stock	Directors & Executive Officers as a group (6 persons)	3,107,672		8.6%

(1)	Percentage of ownership is based on 34,601,173 shares of our common stock issued and outstanding as of December 29, 2015. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 16,667 shares of our common stock at $0.92 per share that have vested. Excludes options to purchase 33,333 shares of our common stock at $0.92 per share that do not vest within 60 days.

(3)	Includes options to purchase 500,000 shares of our common stock at $1.60 that have vested, options to purchase 31,250 shares of our common stock at $1.32 that have vested, options to purchase 166,667 shares of our common stock at $0.92 per share that have vested, and 1,000,000 shares of restricted common stock that have vested pursuant to the achievement of certain objectives. Excludes options to purchase 93,750 shares of our common stock at $1.32 per share, options to purchase 333,333 shares of our common stock at $0.92 per share and options to purchase 187,500 shares of our common stock at $5.04 per share that do not vest within 60 days.

(4)	Includes options to purchase 12,500 shares of our common stock at $1.20 per share and 16,667 shares of our common stock at $0.92 per share that have vested. Excludes options to purchase 25,000 shares of our common stock at $1.20 per share and 33,333 shares of our common stock at $0.92 per share that do not vest within 60 days.

(5)	Excludes options to purchase 50,000 shares of our common stock at $1.76 per share that do not vest within 60 days.

(6)	Includes options to purchase 2,083 shares of our common stock at $5.68 per share that have vested. Excludes options to purchase 22,917 shares of our common stock at $5.68 per share that do not vest within 60 days.

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There have been no other transactions, since October 1, 2014, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

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

Director Independence

We deem that Christopher Missling, PhD is not independent as that term is defined by NASDAQ 5605(a)(2) because Mr. Missling serves as our President, Chief Executive Officer, Secretary and Treasurer. We have also determined that Athanasios Skarpelos is not independent as that term is defined by NASDAQ 5605(a)(2).

We deem that Bernd Metzner, Elliot Favus and Steffen Thomas are independent as that term is defined by NASDAQ 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firm, for the fiscal years ended September 30, 2015 and 2014:

	2015	2014
Audit Fees	$98,490	$86,000
Audit Related Fees	$22,358	$29,125
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$120,848	$115,125

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided by our independent registered public accounting firm for the fiscal years ended September 30, 2015 and 2014, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for professional services rendered in connection with the Company’s filings on form S-1 Registration Statement.

Tax Fees. Consist of fees billed for the preparation of corporate tax returns

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our Audit Committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our Audit Committee and board of directors before the respective services were rendered.

Our Audit Committee and board of directors has considered the nature and amount of fees billed or expected to be billed by BDO USA, LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining BDO USA, LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)
3.4*	Certificate of Change filed with the Secretary of State of Nevada on October 6, 2015 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 6, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides dated January 31, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.2	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 22, 2007)
10.3	Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2007)
10.4	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.5	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.6	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.7	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.8	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.9	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)

Exhibit Number	Description
10.10	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.11	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.12	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.13	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.14	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.15	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.16	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.20	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.21	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.22	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.23	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.24	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.25	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.26	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.27	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.28	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.29	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.30	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Form of Subscription Agreement for US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.32	Form of Subscription Agreement for non-US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.33	Form of Warrant Certificate for US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)

Exhibit Number	Description
10.34	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.35	Shares for Services Agreement dated July 5, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.36	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.37	Agreement for Services with Genesis Biopharma Group LLC dated August 10, 2010 (incorporated by reference to an exhibit of our Current Report on Form 8-K filed on August 18, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.38	Agreement for Services with ABX-CRO Advanced Pharmaceutical Services dated August 10, 2010 (incorporated by reference to an exhibit of our Current Report on Form 8-K filed on August 18, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.39	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.40	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.41	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.42	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.43	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.44	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.45	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.46	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.47	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.48	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.49	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.50	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.53	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.54	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)

Exhibit Number	Description
10.55	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.56	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.57	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.58	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.59	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)
10.61	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.62	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.63	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.64	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.65	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.66	Amended Stock Option Agreement dated September 16, 2011 with Cameron Durrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 21, 2011)
10.67	Consulting Agreement dated effective October 10, 2011, with George Tidmarsh (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 14, 2011)
10.68	Form of subscription agreement for services (US purchaser) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.69	Form of subscription agreement for units (Offshore purchasers) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.70	Unsecured Promissory Note dated April 20, 2012 issued to Georgia Georgopoulou (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2012)
10.71	Form of subscription agreements for convertible debenture and promissory notes (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 7, 2012)
10.72	Promissory Note dated October 17, 2012 issued to Akira International Limited (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 31, 2012)
10.73	Promissory Note dated November 12, 2012 issued to Akira International Limited (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 31, 2012)
10.74	Form of SPA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.75	Form of Exchange Agreement (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on July 8, 2013)
10.76	Form of Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)

Exhibit Number	Description
10.77	Form of Registration Rights Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.78	Purchase Agreement, dated as of July 5, 2013, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.79	Registration Rights Agreement, dated as of July 5, 2013, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.80	Employment Agreement, dated as of July 5, 2013, by and between the Company and Christopher Missling, PhD (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 14, 2013)
10.81	2012 Addendum to the Contract for the Transfer of a Patent Invention and Scientific Collaboration dated January 11, 2013 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 30, 2013)
10.82	Appendix A to the 2012 Addendum to the Contract for the Transfer of a Patent Invention and Scientific Collaboration dated January 11, 2013 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 30, 2013)
10.83	Form of Amendment No. 1 to Common Stock Securities Purchase Warrant, entered into December 21, 2013 Agreement, dated March 13, 2014, by and among the Company and the Purchasers named therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.84	Form of Registration Rights Agreement, dated March 13, 2014, by and among the Company and the parties identified therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.85	Form of Senior Convertible Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.86	Form of Series A/B Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.87	Form of Amendment No. 1 to Registration Rights Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2014
10.88	Securities Purchase Agreement, dated October 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
10.89	Form of Series A Common Stock Purchase Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
10.90	Form of Series B Common Stock Purchase Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
10.91*	2015 Omnibus Incentive Plan
10.92*	Employment Agreement, dated as of October 1, 2015, by and between the Company and Sandra Boenisch
10.93	Purchase Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.94	Registration Rights Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)

Exhibit Number	Description
(21)	Subsidiaries
21.1	Anavex Life Sciences (France) SA, incorporated under the laws of France
21.2	Anavex Australia Pty Limited, a company incorporated under the laws of Australia
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 29, 2015	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer and Treasurer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling, PhD		December 29, 2015
Christopher Missling, PhD	Chief Executive Officer and Treasurer (Principal Executive Officer)

/s/ Sandra Boenisch		December 29, 2015
Sandra Boenisch	Principal Financial Officer (Principal Accounting Officer)

/s/ Athanasios Skarpelos		December 29, 2015
Athanasios Skarpelos	Director

/s/ Bernd Metzner, PhD		December 29, 2015
Bernd Metzner, PhD	Director

/s/ Elliot Favus, MD		December 29, 2015
Elliot Favus, MD	Director

/s/ Steffen Thomas, PhD		December 29, 2015
Steffen Thomas, PhD	Director

