Form 10-Q
period 2015-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2016-02-08
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,653,885 shares of common stock outstanding as of February 5, 2016.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

1

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2015 and September 30, 2015

	December 31,	September 30,
	2015	2015
	(Unaudited)
Current
Cash	$13,853,405	$15,290,976
GST Recoverable	92,337	76,840
Prepaid expenses	77,215	100,845
	14,022,957	15,468,661
Equipment	1,003	1,252
	$14,023,960	$15,469,913

Current
Accounts payable and accrued liabilities	$2,417,431	$2,503,726
Deferred grant income	32,559	71,614
Promissory notes payable	82,410	85,238
	2,532,400	2,660,578

Senior Convertible Debentures	265	332
	2,532,665	2,660,910

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
34,653,885 common shares (September 30, 2015 - 32,044,213)	34,655	32,044
Additional paid-in capital	76,127,544	74,060,999
Common stock to be issued	2,565,060	1,997,415
Accumulated deficit	(67,235,964)	(63,281,455)
	11,491,295	12,809,003
	$14,023,960	$15,469,913

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended December 31, 2015 and 2014

(Unaudited)

	2015	2014
Operating expenses
General and administrative	$3,861,698	$452,053
Research and development	670,736	318,625

Total operating expenses	(4,532,434)	(770,678)

Other income (expenses)
Grant income	610,148	-
Interest and finance expenses, net	2,142	(77,009)
Financing related charges and adjustments	(1,095)	37,651
Foreign exchange (loss) gain	(15,655)	23,318

Total other income (expenses), net	595,540	(16,040)
Net loss before provision for income taxes	(3,936,894)	(786,718)

Income tax expense	17,615	-

Net loss and comprehensive loss for the period	$(3,954,509)	$(786,718)

Loss per share
Basic	$(0.12)	$(0.06)
Diluted	$(0.12)	$(0.06)

Weighted average number of shares outstanding
Basic	33,971,913	12,907,598
Diluted	33,971,913	12,907,598

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2015 and 2014

(Unaudited)

	2015	2014

Cash Flows used in Operating Activities
Net loss for the period	$(3,954,509)	$(786,718)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	249	249
Accretion of debt discount	1,095	7,120
Stock-based compensation	826,020	15,362
Non-cash financing related charges	-	29,000
Change in fair value of derivative financial instruments	-	(2,000)
(Gain) on extinguishment of debt	-	(42,771)
Other	(2,828)	(5,609)
Changes in non-cash working capital balances related to operations:
GST recoverable	(15,497)	-
Prepaid expenses	23,630	(9,373)
Accounts payable and accrued liabilities	(86,297)	101,670
Deferred grant income	(39,055)	-
Net cash used in operating activities	(3,247,192)	(693,070)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	1,684,561	500,000
Shares subscribed	125,060	-
Repayment of promissory note	-	(88,144)
Net cash provided by financing activities	1,809,621	411,856

Decrease in cash during the period	(1,437,571)	(281,214)
Cash, beginning of period	15,290,976	7,262,138
Cash, end of period	$13,853,405	$6,980,924

Supplemental Cash Flow Information - Note 11

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

for the three months ended December 31, 2015

(Unaudited)

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total
Balance, October 1, 2015	32,044,213	$32,044	$74,060,999	$1,997,415	$(63,281,455)	$12,809,003
Equity units issued under Purchase Agreement	290,523	291	1,684,270	-	-	1,684,561
Commitment shares issued under terms of Purchase Agreement	185,179	185	(185)	-	-	-
Capital stock issued pursuant to debt conversions - at $1.00	168,577	169	168,406	(167,415)	-	1,160
Shares issued pursuant to the exercise of warrants - at $3.00	-	-	-	125,060	-	125,060
Shares issued pursuant to the exercise of warrants - cashless	1,963,956	1,964	(1,964)	-	-	-
Shares issued for rounding purposes	1,437	2	(2)	-	-	-
Shared issued pursuant to restricted stock award	-	-	-	610,000	-	610,000
Stock based compensation	-	-	216,020	-	-	216,020
Net loss for the period	-	-	-	-	(3,954,509)	(3,954,509)

Balance, December 31, 2015	34,653,885	$34,655	$76,127,544	$2,565,060	$(67,235,964)	$11,491,295

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

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

Effective October 7, 2015, the Company effected a reverse stock split on the basis of 1:4. As such, the Company’s authorized capital was decreased from 400,000,000 shares of common stock, par value $0.001 to 100,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were decreased on the basis of one new share for each four old shares. These interim condensed consolidated financial statements give retroactive effect to such reverse split and all share and per share amounts have been adjusted accordingly.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The condensed consolidated balance sheet at September 30, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principals. These interim condensed financial statements should be read in conjunction with the audited financial statements included in its annual report on Form 10-K for the year ended September 30, 2015. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 1	Business Description and Basis of Presentation – (cont’d)

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

As of December 31, 2015, loss per share excludes 4,731,478 (September 30, 2015 – 6,101,534) potentially dilutive common shares related to outstanding options, warrants, convertible debentures and shares to be issued, as their effect was anti-dilutive.

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

December 31, 2015

(Unaudited)

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact for any period presented.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3	Equipment

	December 31, 2015
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$2,012	$1,003

	September 30, 2015
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$1,763	$1,252

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 4	Promissory Notes Payable

	December 31,	September 30,
	2015	2015

Promissory note dated January 9, 2013 with a principal balance of CDN$86,677, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	$62,486	$64,630

Promissory note dated January 9, 2013 with a principal balance of CDN$27,639, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	19,924	20,608
	$82,410	$85,238

On January 9, 2013, the Company issued two (2) promissory notes (the “Secured Notes”);

a)	The Company issued a promissory note in the amount of CDN$86,677 to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)	The Company issued a promissory note in the amount of CDN$27,639 to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

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

December 31, 2015

(Unaudited)

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

The Company did not repay the notes on their maturity. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of December 31, 2015 or September 30, 2015, as the Company does not consider these amounts to be legally enforceable.

Note 5	Deferred Grant Income

During the year ended September 30, 2015, the Company was awarded grant funding in the amount of $286,455, of which the Company received $71,614 during the year ended September 30, 2015 and the remainder will be received in equal semi-annual instalments over the 24-month commitment. The grant was received in exchange for a commitment to provide research and development for preclinical validation of Sigma-1 receptor agonism as potential treatment for Parkinsons disease.

The grant income was deferred and is being amortized as an increase to other income over a two-year period as the related research and development expenditures are incurred. During the three months ended December 31, 2015, the Company recognized $39,055 of this grant on its statement of operations.

During the three months ended December 31, 2015, the Company recognized other grant income of $571,093 in respect of a research and development incentive program offered by the Australian government.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 6	Senior Convertible Debentures

	December 31,	September 30,
Senior Convertible Debentures	2015	2015

Senior Convertible Debentures, non-interest
bearing, unsecured, due March 18, 2044	$4,982	$6,144
Less: Debt Discount	(4,717)	(5,812)
Total carrying value	265	332
Less: current portion	-	-
Long term liability	$265	$332

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

Each Series A warrant is exercisable into one common share of the Company at $1.20 per share until March 18, 2019.

Each Series B warrant is exercisable into one common share of the Company at $1.68 per share until March 18, 2019

The Debentures are unsecured, non-interest bearing and are due on March 18, 2044. The Debentures were originally convertible, in whole or in part, at the option of the holder into common shares of the Company at $1.20 per share (“the Conversion Price”). The Conversion Price of the debenture will be adjusted in the event of common stock dividend, split or consolidation. The Conversion Price was later amended to $1.00 per share.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 6	Senior Convertible Debentures – (cont’d)

Pursuant to the guidance of ASC 470-20 Debt with Conversion and Other Options, the Company allocated the proceeds from the issuance of the Debentures between the Debentures and the detachable Purchaser warrants using the relative fair value method. The fair value of the Purchaser warrants of $22,326,200 at issuance resulted in a debt discount at issuance of $5,989,900.

The Company recorded a beneficial conversion feature discount of $4,010,100 in respect of the Debentures issued, based on the intrinsic value of the conversion feature limited to a maximum of the total proceeds of the Debentures allocated to the Debentures. In connection with the recognition of a beneficial conversion feature for accounting purposes and, under the guidance of ASC 740-10, which requires the recognition of a deferred income tax liability in respect of the temporary difference for tax purposes relating to the beneficial conversion feature, the Company recognized a deferred income tax liability of $1,400,000, with an offsetting adjustment to additional paid-in capital. Such deferred tax liability was subsequently reversed in connection with the amendment of such Debentures during the year ended September 30, 2014.

The total debt discount at issuance of $10,000,000 was being amortized using the effective interest method over the term of the Debentures. During the year ended September 30, 2014 and in connection with certain amendment agreements, remaining unamortized financing costs of $1,110,568 associated with the Debentures were immediately amortized through earnings upon entering into the amendments.

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

During the three months ended December 31, 2015, the Company issued an aggregate of 1,162 shares of common stock based on a conversion price of $1.00 per share pursuant to the conversion of $1,162 in outstanding principal amounts due under the Debentures.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 7	Capital Stock

Authorized

100,000,000 shares of common stock.

Equity Transactions

During the three months ended December 31, 2015, the Company issued 167,415 shares of common stock pursuant to the application of an incorrect conversion price for conversion notices received during the year ended September 30, 2015.

Common stock to be issued

Included in common stock to be issued at December 31, 2015 is an amount of $2,440,000 (September 30, 2015: $1,830,000) related to 1,000,000 (September 30, 2015: 750,000) shares of common stock issuable to a director and officer of the Company pursuant to the terms of an employment agreement with that director and officer (Note 10).

Included in common stock to be issued at December 31, 2015 is $125,060 relating to the exercise of 41,687 warrants at an exercise price of $3.00 per share.

Note 8	Lincoln Park Purchase Agreement

2013 Purchase Agreement

On July 5, 2013, the Company entered into a $10,000,000 purchase agreement (the “2013 Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”) an Illinois limited liability company (the “Financing”) pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10,000,000 in value of its shares of common stock from time to time over a 25-month period. In connection with the Financing, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 8	Lincoln Park Purchase Agreement – (cont’d)

The Company would determine, at its own discretion, the timing and amount of its sales of common stock, subject to certain conditions and limitations. The purchase price of the shares that may be sold to Lincoln Park under the 2013 Purchase Agreement will be based on the market price of the Company’s shares of common stock immediately preceding the time of sale without any fixed discount, provided that in no event will such shares be sold to Lincoln Park when the closing sale price is less than $2.00 per share. There are no upper limits on the per share price that Lincoln Park may pay to purchase such common stock. The purchase price will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split or similar transaction occurring during the business days used to compute such price.

In consideration for entering into the 2013 Purchase Agreement, the Company issued to Lincoln Park 85,465 shares of common stock as a commitment fee during the year ended September 30, 2013 and was to issue up to 33,352 shares pro rata, when and if, Lincoln Park purchased, at the Company’s discretion, the remaining $10,000,000 aggregate commitment.

During the three months ended December 31, 2015, the Company issued to Lincoln Park an aggregate of 296,104 shares of common stock under the Purchase Agreement, including 290,523 shares of common stock for an aggregate purchase price of $1,684,561 and 5,581 commitment shares, representing all remaining purchase amounts available under the Purchase Agreement.

2015 Purchase Agreement

On October 21, 2015, the Company entered into a $50,000,000 purchase agreement (the “2015 Purchase Agreement”) with Lincoln Park pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time over a 36-month period. In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file a registration statement with the United States Securities and Exchange Commission (“SEC”) covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park’s committed obligation under any single purchase shall not exceed $2,000,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the 2015 Purchase Agreement.

During the three months ended December 31, 2015 and in consideration for entering into the 2015 Purchase Agreement, the Company issued to Lincoln Park 179,598 shares of common stock as a commitment fee and shall issue up to 89,799 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 9	Related Party Transactions

During the three months ended December 31, 2015, the Company accrued general and administrative expenses totaling $3,044,855 (2014: $16,383) in respect of directors fees and stock and stock option compensation charges paid or accrued to directors and officers of the Company, inclusive of amounts noted below. Of the total, $746,514 related to non-cash stock option and stock compensation charges, and $2,290,341 was related to additional compensation associated with the vesting of restricted stock awards to a director and officer of the Company, in connection with the achievement of certain performance milestones, inclusive of and as further described below.

As at December 31, 2015, included in accounts payable and accrued liabilities was $47,000 (September 30, 2015: $33,000) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

During the year ended September 30, 2013, pursuant to an employment agreement with the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and Director, of the Company, the Company:

i)	granted 500,000 fully vested share purchase options exercisable at $1.60 per share until July 5, 2023.

ii)	issued 1,000,000 shares of restricted common stock that vest as follows:

•	25% upon the Company starting a Phase Ib/IIb human study (vested during the year ended September 30, 2015 at a value of $610,000 and included in shares to be issued at December 31, 2015)

•	25% upon the Company in-licensing additional assets in clinical or pre-clinical stage (vested during the year ended September 30, 2014 at a value of $610,000 and included in shares to be issued at December 31, 2015)

•	25% upon the Company securing additional non-dilutive equity funding in 2013 of at least $5,000,000 with a share price higher than the previous funding (vested during the year ended September 30, 2015 at a value of $610,000 and included in shares to be issued at December 31, 2015)

•	25% upon the Company obtaining a listing on a major stock exchange (vested during the three months ended December 31, 2015 at a value of $610,000 and included in shares to be issued at December 31, 2015)

Included in operating results for the three months ended December 31, 2015 are non-cash stock compensation charges of $610,000 (2014: $0) relating to the vesting of 250,000 (2014: 0) shares of restricted common stock upon the achievement of certain performance conditions, and $2,290,341 (2014: $0) in additional compensation obligations associated with the vesting. The fair value of $2.44 per share for non-cash stock compensation charges was determined with reference to the quoted market price of the Company’s shares on the commitment date. This amount has been included in common stock to be issued at December 31, 2015.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 10	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
	Number of Shares	Exercise Price
Balance, October 1, 2014	18,728,910	$1.59
Expired	(62,500)	$1.40
Exercised	(15,468,520)	$1.43
Issued	1,075,000	$0.76
Balance, September 30, 2015	4,272,890	$2.11
Exercised	(2,444,831)	$1.68
Balance, December 31, 2015	1,828,059	$2.68

During the three months ended December 31, 2015, the Company issued 1,963,956 shares of common stock pursuant to the exercise of 2,403,144 share purchase warrants on a cashless basis.

At December 31, 2015, the Company has 1,828,059 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
1,462,180	$3.00	July 5, 2018
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
12,500	$1.24	May 31, 2019
45,000	$1.00	July 31, 2019
1,828,059

All of the warrants expiring on July 5, 2018 contain a contingent call provision whereby the Company may have the option to call for cancellation of all or any portion of the warrants for consideration equal to $0.001 per share, provided the quoted market price of the Company’s common stock exceeds $6.00 for a period of twenty consecutive trading days, subject to certain minimum volume restrictions and other restrictions as provided in the warrant agreements.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan

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

A summary of the status of Company’s outstanding stock purchase options for the three months ended December 31, 2015 and for the year ended September 30, 2015 is presented below:

		Weighted	Weighted Average
	Number of	Average	Grant Date fair
	Shares	Exercise Price	value
Outstanding at October 1, 2014	792,500	$2.82
Forfeited	(67,500)	$12.00
Granted	1,097,500	$2.02	$1.66
Outstanding at September 30, 2015	1,822,500	$2.00
Forfeited	-	$-
Granted	34,250	$5.67	$5.67
Outstanding at December 31, 2015	1,856,750	$2.07
Exercisable at December 31, 2015	843,107	$1.80
Exercisable at September 30, 2015	825,002	$1.78

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At December 31, 2015, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
25,000	(1)	25,000	$14.68	March 30, 2016	$-	0.25
500,000	(2)	500,000	$1.60	July 5, 2023	1,985,000	7.51
75,000	(3)	25,000	$1.20	May 7, 2024	327,750	8.35
125,000	(4)	31,250	$1.32	May 8, 2024	531,250	8.35
718,750	(5)	239,585	$0.92	April 2, 2025	3,342,188	9.25
50,000	(6)	8,334	$1.44	June 8, 2025	206,500	9.44
50,000	(7)	8,334	$1.68	June 15, 2025	194,500	9.46
278,750	(8)	-	$5.04	September 18, 2025	147,738	9.72
1,500	(9)	1,500	$5.64	September 30, 2025	-	9.75
31,250	(10)	2,604	$5.68	October 2, 2025	-	9.75
1,500	(9)	1,500	$5.47	December 31, 2025	150	10.00
1,856,750		843,107			$6,735,075

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2015.

(1)	As of December 31, 2015 and September 30, 2015, these options had fully vested. These options were granted during the year ended September 30, 2011 and vested over a period of one year from the date of grant. The fair value of these options at issuance was calculated to be $267,000. The Company did not recognize any stock-based compensation during the three months ended December 31, 2015 (2014: $0).

(2)	As of December 31, 2015 and September 30, 2015 these options had fully vested. These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company did not recognize any stock-based compensation during the three months ended December 31, 2015 (2014: $0) in connection with these options.

(3)	As of December 31, 2015 and September 30, 2015, 25,000 of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a three-year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $5,826 during the three months ended December 31, 2015 (2014: $5,830) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(4)	As of December 31, 2015 and September 30, 2015, 31,250 of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a four-year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $8,048 during the three months ended December 31, 2015 (2014: $8,053) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(5)	As of December 31, 2015, 239,585 of these options had vested (September 30, 2015: 239,585 of these options had vested). These options were issued during the year ended September 30, 2015 and vest in three equal installments on April 2, 2015, April 2, 2016 and April 2, 2017. The Company recognized stock based compensation expense of $43,282 during the three months ended December 31, 2015 (2014: $0) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(6)	As of December 31, 2015, 8,334 of these options had vested. These options were issued during the year ended September 30, 2015 and vest quarterly over a three-year period commencing on September 8, 2015. The Company recognized stock based compensation expense of $4,828 during the three months ended December 31, 2015 (2014: $0) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(7)	As of December 31, 2015 and September 30, 2015, 8,334 of these options had vested. These options were issued during the year ended September 30, 2015 and vest over a three-year period from the date of grant. The Company recognized stock based compensation expense of $5,634 during the three months ended December 31, 2015 (2014: $0) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(8)	As of December 31, 2015 and September 30, 2015, none of these options had vested. These options were issued during the year ended September 30, 2015 and vest over a three-year period from the date of grant. The Company recognized stock based compensation expense of $99,149 during the three months ended December 31, 2015 (2014: $0) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(9)	As of December 31, 2015, all of these options had vested. These options were issued during the three months ended December 31, 2015 and vested on December 31, 2015. The Company recognized stock based compensation expense of $13,600 during the three months ended December 31, 2015 (2014: $0) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(10)	As of December 31, 2015, 2,604 of these options had vested. These options were issued during the three months ended December 31, 2015 and vest in equal quarterly instalments over a three-year period from the date of grant. The Company recognized stock based compensation expense of $11,993 during the three months ended December 31, 2015 (2014: $0) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 11	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the three months ended December 31, 2015;

i)	the Company issued 1,162 shares of common stock upon conversion of $1,162 in principal amount of convertible debentures at a conversion price of $1.00 per share and 167,415 shares of common stock pursuant to the application of an incorrect conversion price for conversion notices received during the year ended September 30, 2015;

During the three months ended December 31, 2014;

i)	the Company issued 1,401,167 shares of common stock of the Company pursuant to the conversion of convertible debentures at a conversion price of $1.00 per share

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

In December 2014 a Phase 2a clinical trial was initiated for ANAVEX 2-73, which is being evaluated for the treatment of Alzheimer’s disease. This randomized trial is designed to assess the safety and exploratory efficacy of ANAVEX 2-73 alone as well as in combination with donepezil (ANAVEX PLUS) in patients with mild to moderate Alzheimer’s disease. ANAVEX 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain and to reverse the pathological hallmarks observed in Alzheimer’s disease. ANAVEX 2-73 showed no serious adverse events in a previously performed Phase 1 study. In pre-clinical studies, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576.

We intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Our Pipeline

Our research and development pipeline includes one clinical drug candidate and several compounds in different stages of pre-clinical study.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. The two categories are diseases of the central nervous system, and cancer. Specific indications include:

•	Alzheimer’s disease - In 2014, an estimated 5.2 million Americans are suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 40 percent increase from currently affected patients. Medications on the market today treat only the symptoms of AD and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

•	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization (WHO). Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition. Our market research leads us to believe that the worldwide market for pharmaceutical treatment of depression exceeds $11 billion annually.

•	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. Decision Resources, one of the world’s leading research and advisory firms for pharmaceutical and healthcare issues, finds that the epilepsy market will increase from $2.9 billion in 2011 to nearly $3.7 billion in 2016.

•	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants. Our market research leads us to believe the worldwide market for pharmaceutical treatment of neuropathic pain exceeds $5 billion annually.

•	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide Malignant Melanoma market is expected to grow from about $900 million in 2012 to $4.4 billion by 2022.

•	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for Prostate Cancer are expected to increase from $8.1 billion in 2012 to nearly $18.6 billion in 2017 according to BCC Research.

•	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Sales predictions by GlobalData forecast that the market for the pharmaceutical treatment of pancreatic cancer in the five largest European countries and the United States, will increase from $529 million in 2012 to $1.63 billion by 2017.

Recent Corporate Developments

Since October 1, 2015, we have experienced the following significant corporate developments:

•	Effective October 7, 2015, we effected a one-for-four reverse stock split of our authorized, issued and outstanding common shares and, on October 28, 2015, our stock began trading on the NASDAQ Capital Market.

•

On November 7, 2015, we presented positive Part A Data and preliminary Part B data from the ongoing Phase 2a clinical trial of ANAVEX 2-73 at the Clinical Trials on Alzheimer’s Disease (CTAD) conference in Barcelona, Spain. Interim results showed that ANAVEX 2-73 is safe and well tolerated in Alzheimer's patients and also showed improved cognitive performance after drug administration in subjects with mild-to-moderate Alzheimer's disease.

•	We expanded our management team with the addition of Kristina M. Capiak, CCRP as the Company’s Vice President of Regulatory Affairs and the appointment of Ulrich Elben, PhD as Vice President of Preclinical Operations.

•	On December 7, 2015, we presented preclinical epilepsy data for ANAVEX 2-73 at the American Epilepsy Society Annual Meeting. ANAVEX 2-73 demonstrated convincing data in three well-established and predictive preclinical anti-seizure models with a potentially more favorable side effect profile than currently marketed epilepsy drugs.

•

On January 8, 2016, our Company reported that a positive dose-response relationship has been observed in Alzheimer's patients. Cognition scores improved with ANAVEX 2-73 dose in a pre-planned interim analysis of data from the ongoing Phase 2a trial of ANAVEX 2-73 for treatment of mild to moderate Alzheimer’s disease.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Three months ended December 31, 2015 compared to three months ended December 31, 2014

Our operating expenses for the three months ended December 31, 2015 were $4,532,434, which represents an increase of $3,761,756 compared to $770,678 for the three-month period ended December 31, 2014. The increase was mainly attributable to an increase in salaries and wages expenses in the current period, which is attributed to (i) the addition of an expanded management team and (ii) a one-time non-cash compensation charge of $610,000 plus other one-time charges of $2,290,341 relating to the vesting of the fourth and final tranche of restricted stock granted to our President and CEO in connection with a 2013 employment agreement. We also incurred a one-time increase in registration and filing fees in connection with the listing of our common stock on the NASDAQ Capital Market.

Other income (expenses)

The aggregate amount in the other income (expense) for the three-month period ended December 31, 2015, amounted to $595,540 as compared to $(16,040) for the comparable three-month period ended December 31, 2014. The largest reason for the increase in other income was a result of an amount of $610,148 in grant income received during current period. We received a grant in the amount of $571,093 as part of a research and development incentive program offered by the Australian government, in connection with eligible expenditures on our Phase 2a clinical trial, which was conducted in Australia. In addition, we received a research grant from the Michael J. Fox Foundation to develop ANAVEX 2-73 for the treatment of Parkinson’s disease. The research grant is being received over a period of two years and is being recognized into income as the related expenditures are incurred. During the three months ended December 31, 2015, we recognized $39,055 of this grant on our statement of operations. In addition, there was a decrease in financing-related charges as a result of the conversion of a majority of the remaining principal balance on outstanding convertible debentures during the third and fourth quarter of fiscal 2015.

These increases in other income were partially offset by an increase in foreign exchange loss in the current period as a result of the rise of the Australian dollar against the US dollar, as the Company incurred many expenditures in Australia dollars in connection with our clinical trials being conducted in Australia.

Liquidity and Capital Resources

Working Capital

	December 31, 2015	September 30, 2015
Current Assets	$14,022,957	$15,468,661
Current Liabilities	2,532,400	2,660,578
Working Capital	$11,490,557	$12,808,083

As of December 31, 2015, we had $13,853,405 in cash, a decrease of $1,437,571 from September 30, 2015. The principal reason for this decrease is due to one time charges associated with the vesting of the fourth and final tranche of restricted stock granted to our President and CEO in connection with a 2013 employment agreement.

Cash Flows

	Three months ended December 31,
	2015	2014
Cash flows used in operating activities	$(3,247,192)	$(693,070)
Cash flows used in investing activities	-	-
Cash flows from financing activities	1,809,621	411,856
Decrease in cash during the period	$(1,437,571)	$(281,214)

Cash flow used in operating activities

Our cash used in operating activities for the period ended December 31, 2015 was $(3,247,192) compared to $(693,070) used in operating activities for the comparative period ended December 31, 2014. The increase in cash used in operating activities was primarily as a result of one time charges associated with the vesting of the fourth and final tranche of restricted stock granted to our President and CEO in connection with a 2013 employment agreement, as described above.

Cash flow provided by financing activities

Our cash provided by financing activities for the period ended December 31, 2015 was $1,809,621, mostly attributable to cash received pursuant to the exercise of outstanding share purchase warrants, and cash received from the issuance of common shares under the 2013 Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

In the comparative period ended December 31, 2014, we had cash inflows of $411,856 mostly attributable to cash received from the issuance of common shares under the 2013 Purchase Agreement with Lincoln Park.

Other Financing

On October 21, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 179,598 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the SEC declares effective the related registration statement.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park’s committed obligation under any single purchase shall not exceed $2,000,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the 2015 Purchase Agreement.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

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

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our Annual Report on Form 10-K filed on December 29, 2015.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, we engaged additional staff who participate in the financial reporting process. This change had a material effect on our internal control over financial reporting as it has enabled us to maintain adequate segregation of duties of our finance and accounting functions.

Other than the above changes, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 22, 2015, the Company received a subpoena from the SEC which indicates that the agency is conducting a formal investigation. The Company believes the subpoena and investigation relate to the recent unusual activity in the market for the Company’s shares. The Company is fully cooperating with the SEC in this investigation and is unable to predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.

We are aware of press releases issued by plaintiffs’ lawyers announcing the filing of one or more lawsuits against the Company.  At this time, based on a review of federal court dockets, we are aware of only one case that has actually been filed.  We have reviewed the complaint in that case and believe the claim has no merit and the probability of a loss resulting from such claim is remote.

Other than as disclosed under this Item 1, we know of no material, existing or pending legal proceedings to which we or our subsidiary are a party or of which any of our properties is the subject.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item. However, current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 29, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)
3.4	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 30, 2015)
3.5	Certificate of Change to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 6, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	2015 Omnibus Incentive Plan (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 29, 2015)
10.2	Employment Agreement, dated as of October 1, 2015, by and between the Company and Sandra Boenisch (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 29, 2015)
10.3	Purchase Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.4	Registration Rights Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: February 8, 2016

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: February 8, 2016

