Form 10-Q
period 2016-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2016-05-11
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,710,862 shares of common stock outstanding as of May 11, 2016.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2016 and September 30, 2015

(Unaudited)

	March 31	September 30,
	2016	2015
Current
Cash	$11,950,847	$15,290,976
Sales Tax Recoverable	78,670	76,840
Prepaid expenses and deposits	84,977	100,845
	12,114,494	15,468,661
Equipment	755	1,252
	$12,115,249	$15,469,913

Current
Accounts payable and accrued liabilities	$2,338,137	$2,503,726
Deferred grant income	5,445	71,614
Promissory notes payable	88,145	85,238
	2,431,727	2,660,578

Senior Convertible Debentures	337	332
	2,432,064	2,660,910

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
35,695,572 common shares (September 30, 2015 - 32,044,213)	35,697	32,044
Additional paid-in capital	78,914,253	74,060,999
Common stock to be issued	-	1,997,415
Accumulated deficit	(69,266,765)	(63,281,455)
	9,683,185	12,809,003
	$12,115,249	$15,469,913

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended March 31, 2016 and 2015

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Operating expenses
General and administrative	$852,775	$451,193	$4,714,473	$903,246
Research and development	1,327,393	407,146	1,998,129	725,771

Total operating expenses	(2,180,168)	(858,339)	(6,712,602)	(1,629,017)

Other income (expenses)
Grant income	26,879	-	637,027	-
Interest income (expense), net	2,064	2,228	4,206	(74,781)
Gain on settlement of accounts payable	151,402	-	151,402	-
Financing related charges and adjustments	(72)	(912,357)	(1,167)	(874,706)
Foreign exchange (loss) gain	(30,906)	43,609	(46,561)	66,927
Total other income (expenses), net	149,367	(866,520)	744,907	(882,560)
Net loss before provision for income taxes	(2,030,801)	(1,724,859)	(5,967,695)	(2,511,577)

Income tax expense	-	-	17,615	-

Net loss and comprehensive loss for the period	$(2,030,801)	$(1,724,859)	$(5,985,310)	$(2,511,577)

Loss per share
Basic	$(0.06)	$(0.12)	$(0.17)	$(0.18)
Diluted	$(0.06)	$(0.12)	$(0.17)	$(0.18)

Weighted average number of shares outstanding
Basic	35,214,793	14,326,945	34,589,957	13,609,473
Diluted	35,214,793	14,326,945	34,589,957	13,609,473

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2016 and 2015

(Unaudited)

	2016	2015

Cash Flows used in Operating Activities
Net loss for the period	$(5,985,310)	$(2,511,577)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	497	498
Accretion of debt discount	1,167	493,451
Stock-based compensation	1,048,710	31,544
Non-cash financing related charges	-	29,000
Change in fair value of derivative financial instruments	-	487,000
Gain on extinguishment of debt	-	(105,745)
Gain on settlement of accounts payable	(151,402)	-
Unrealized foreign exchange	2,907	(13,509)
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	(1,830)	-
Prepaid expenses and deposits	15,868	-
Accounts payable and accrued liabilities	(14,187)	225,987
Deferred grant income	(66,169)	-
Net cash used in operating activities	(5,149,749)	(1,363,351)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	1,809,620	500,000
Repayment of promissory note	-	(88,144)
Net cash provided by financing activities	1,809,620	411,856

Decrease in cash during the period	(3,340,129)	(951,495)
Cash, beginning of period	15,290,976	7,262,138
Cash, end of period	$11,950,847	$6,310,643

Supplemental Cash Flow Information - Note 11

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

for the six months ended March 31, 2016

(Unaudited)

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total
Balance, October 1, 2015	32,044,213	$32,044	$74,060,999	$1,997,415	$(63,281,455)	$12,809,003
Equity units issued under Purchase Agreement	290,523	291	1,684,270	-	-	1,684,561
Commitment shares issued under terms of Purchase Agreement	185,179	185	(185)	-	-	-
Capital stock issued pursuant to debt conversions - at $1.00	168,577	169	168,407	(167,415)	-	1,161
Shares issued pursuant to the exercise of warrants - at $3.00	41,687	42	125,018	-	-	125,060
Shares issued pursuant to the exercise of warrants - cashless	1,963,956	1,964	(1,964)	-	-	-
Shares issued pursuant to employment agreement	1,000,000	1,000	2,439,000	(1,830,000)		610,000
Shares issued for rounding in connection with 4:1 reverse stock split	1,437	2	(2)	-	-	-
Stock option compensation	-	-	438,710	-	-	438,710
Net loss for the period	-	-	-	-	(5,985,310)	(5,985,310)

Balance, March 31, 2016	35,695,572	$35,697	$78,914,253	$-	$(69,266,765)	$9,683,185

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Note 1	Business Description and Basis of Presentation

Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative and neurodevelopmental diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (CNS) diseases, pain and various types of cancer. The Company’s lead compound ANAVEX 2-73 is being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases, including rare diseases, such as Rett syndrome.

In December 2014 a Phase 2a clinical trial was initiated for ANAVEX 2-73, which is being evaluated for the treatment of Alzheimer’s disease. The randomized trial is designed to assess the safety and exploratory efficacy of ANAVEX 2-73 alone as well as in combination with donepezil (ANAVEX PLUS) in patients with mild to moderate Alzheimer’s disease. ANAVEX 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain and to reverse the pathological hallmarks observed in Alzheimer’s disease. ANAVEX 2-73 showed no serious adverse events in a previously performed Phase 1 study. In pre-clinical studies, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576. In February 2016 the Company presented positive preclinical data for ANAVEX 2-73 in Rett syndrome, a rare neurodevelopmental disease indication. In March 2016, the Company received approval from the Ethics Committee in Australia to extend the ongoing Phase 2a clinical trial, which had been requested by the patients and their caregivers. The trial extension will allow participants who complete 52 weeks in Part B to roll-over into a new trial and continue taking ANAVEX 2-73 for an additional 104 weeks, providing an opportunity to gather extended safety data. The trial is independent of the Company’s planned larger Phase 2/3 double-blinded placebo-controlled study of ANAVEX 2-73 in Alzheimer’s disease.

Effective October 7, 2015, the Company effected a reverse stock split on the basis of 1:4. As such, the Company’s authorized capital was decreased from 400,000,000 shares of common stock, par value $0.001 to 100,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were decreased on the basis of one new share for each four old shares. These condensed consolidated financial statements give retroactive effect to such reverse split and all share and per share amounts have been adjusted accordingly.

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

Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

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

As of March 31, 2016, loss per share excludes 3,691,291 (September 30, 2015 – 6,101,534) potentially dilutive common shares related to outstanding options, warrants, and convertible debentures as their effect was anti-dilutive.

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

March 31, 2016

Stated in US Dollars

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

In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

(Unaudited)

Note 3	Equipment

	March 31, 2016
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$2,260	$755

	September 30, 2015
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$3,015	$1,763	$1,252

Note 4	Promissory Notes Payable

	March 31,	September 30,
	2016	2015

Promissory note dated January 9, 2013 with a principal balance of CDN$86,677, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	$66,834	$64,630

Promissory note dated January 9, 2013 with a principal balance of CDN$27,639, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	21,311	20,608
	$88,145	$85,238

On January 9, 2013, the Company issued two (2) promissory notes (the “Secured Notes”);

a)	The Company issued a promissory note in the amount of CDN$86,677 to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)	The Company issued a promissory note in the amount of CDN$27,639 to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

(Unaudited)

Note 4	Promissory Notes Payable – (continued)

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

The Company did not repay the notes on their maturity. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of March 31, 2016 or September 30, 2015, as the Company does not consider these amounts to be legally enforceable.

Note 5	Deferred Grant Income

During the year ended September 30, 2015, the Company was awarded grant funding in the amount of $286,455, of which the Company received $71,614 during the year ended September 30, 2015 and the remainder will be received in equal semi-annual instalments over the 24-month commitment. The grant was received in exchange for a commitment to provide research and development for preclinical validation of Sigma-1 receptor agonism as potential treatment for Parkinsons’ disease.

The grant income was deferred and is being amortized as an increase to other income over a two-year period as the related research and development expenditures are incurred. During the three and six months ended March 31, 2016, the Company recognized $26,879 and $65,934, respectively (2015: $0 and $0, respectively) of this grant on its statement of operations.

During the six months ended March 31, 2016, the Company recognized other grant income of $571,093 in respect of a research and development incentive program offered by the Australian government.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

(Unaudited)

Note 6	Senior Convertible Debentures

	March 31,	September 30,
Senior Convertible Debentures	2016	2015

Senior Convertible Debentures, non-interest bearing, unsecured, due March 18, 2044	$4,982	$6,144
Less: Debt Discount	(4,645)	(5,812)
Total carrying value	337	332
Less: current portion	-	-
Long term liability	$337	$332

On March 13, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company issued senior convertible debentures in the aggregate principal amount of $10,000,000 (the “Debentures”). At March 31, 2016, aggregate principal amounts of $4,982 (September 30, 2015: $6,144) of these Debentures remained outstanding.

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

The Company has recorded a debt discount in connection with the issuance and amendment of the Debentures during the year ended September 30, 2014, which is being amortized using the effective interest method over the term of the Debentures. During the three and six months ended March 31, 2016, the Company recorded $72 and $1,167, respectively (2015: $486,334 and $493,451, respectively) in respect of the amortization of this discount.

During the six months ended March 31, 2016, the Company issued an aggregate of 1,161 shares of common stock based on a conversion price of $1.00 per share pursuant to the conversion of $1,161 in outstanding principal amounts due under the Debentures.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

(Unaudited)

Note 7	Capital Stock

Authorized

100,000,000 shares of common stock.

Equity Transactions

During the six months ended March 31, 2016, the Company issued 167,415 shares of common stock pursuant to the application of an incorrect conversion price for conversion notices received in respect of the Debentures, during the year ended September 30, 2015.

During the six months ended March 31, 2016, the Company issued 1,000,000 shares of common stock to a director and officer of the Company pursuant to the terms of an employment agreement with that director and officer (Note 9).

Note 8	Lincoln Park Purchase Agreement

2013 Purchase Agreement

On July 5, 2013, the Company entered into a $10,000,000 purchase agreement (the “2013 Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”) an Illinois limited liability company (the “Financing”) pursuant to which the Company sold and issued to Lincoln Park, and Lincoln Park purchased $10,000,000 in value of its shares of common stock from time to time over a 25-month period. At any time, the Company would determine, at its own discretion, the timing and amount of its sales of common stock, subject to certain conditions and limitations.

During the six months ended March 31, 2016, the Company issued to Lincoln Park an aggregate of 296,104 shares of common stock under the 2013 Purchase Agreement, including 290,523 shares of common stock for an aggregate purchase price of $1,684,561 and 5,581 commitment shares, representing all remaining purchase amounts available under the 2013 Purchase Agreement. As such, no further shares will be sold under the 2013 Purchase Agreement.

2015 Purchase Agreement

On October 21, 2015, the Company entered into a $50,000,000 purchase agreement (the “2015 Purchase Agreement”) with Lincoln Park pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time over a 36-month period. In connection with the 2015 Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file a registration statement with the SEC covering the shares of the Company’s common stock that may be issued to Lincoln Park under the 2015 Purchase Agreement.

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

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

(Unaudited)

Note 8	Lincoln Park Purchase Agreement – (continued)

During the six months ended March 31, 2016 and in consideration for entering into the 2015 Purchase Agreement, the Company issued to Lincoln Park 179,598 shares of common stock as an initial commitment fee and shall issue up to 89,799 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment.

Note 9	Related Party Transactions

During the three and six months ended March 31, 2016, the Company accrued general and administrative expenses totaling $125,078 and $3,169,933, respectively (March 31, 2015: $16,082 and $32,465, respectively) in respect of directors fees, restricted stock compensation and stock option compensation charges paid or accrued to directors and officers of the Company. Of the total, $121,578 and $258,092, respectively (March 31, 2015: $13,582 and $27,465, respectively) related to non-cash stock option compensation charges, $0 and $610,000, respectively (March 31, 2015: $0 and $0, respectively) related to non-cash restricted stock compensation charges, and $0 and $2,290,341, respectively (March 31, 2015: $0 and $0, respectively) related to a tax payment made on behalf of a director and officer of the Company, in accordance with the terms of a 2013 employment agreement.

The fair value of $2.44 per share for non-cash restricted stock compensation charges was determined with reference to the quoted market price of the Company’s shares on the commitment date.

As at March 31, 2016, included in accounts payable and accrued liabilities was $30,500 (September 30, 2015: $33,000) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

(Unaudited)

Note 10	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
	Number of Shares	Exercise Price
Balance, October 1, 2014	18,728,910	$1.59
Expired	(62,500)	$1.40
Exercised	(15,468,520)	$1.43
Issued	1,075,000	$0.76
Balance, September 30, 2015	4,272,890	$2.11
Exercised	(2,444,831)	$1.68
Balance, March 31, 2016	1,828,059	$2.68

During the six months ended March 31, 2016, the Company issued 1,963,956 shares of common stock pursuant to the exercise of 2,403,144 share purchase warrants on a cashless basis.

At March 31, 2016, the Company has 1,828,059 currently exercisable share purchase warrants outstanding as follows:

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

During the years ended September 30, 2015 and 2014, the Company issued an aggregate of 57,500 warrants exercisable at a weighted average exercise price of $1.24 per share for a period of 4.58 years from the date of issuance in exchange for consulting services to be rendered. The weighted average grant date fair value of these warrants at issuance was $0.899 per warrant, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 4.44 years, expected volatility 108.43%, expected dividend yield 0.00%, risk free interest rate 1.21%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. During the three and six months ended March 31, 2016, the Company recorded $23,570 and $47,230, respectively (March 31, 2015: $2,378 and $3,634, respectively), in connection with the warrants granted.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

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

A summary of the status of Company’s outstanding stock purchase options for the six months ended March 31, 2016 and for the year ended September 30, 2015 is presented below:

		Weighted	Weighted Average
	Number of	Average	Grant Date fair
	Shares	Exercise Price	value
Outstanding at October 1, 2014	792,500	$2.82
Forfeited	(67,500)	$12.00
Granted	1,097,500	$2.02	$1.66
Outstanding at September 30, 2015	1,822,500	$2.00
Forfeited	-	$-
Granted	60,750	$7.02	$5.75
Expired	(25,000)	$14.68
Outstanding at March 31, 2016	1,858,250	$1.99
Exercisable at March 31, 2016	890,399	$1.73
Exercisable at September 30, 2015	825,002	$1.78

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

(Unaudited)

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At March 31, 2016, the following stock options were outstanding:

Number of Shares					Aggregate	Remaining
		Number	Exercise		Intrinsic	Contractual
Total		Vested	Price	Expiry Date	Value	Life (yrs)
500,000	(1)	500,000	$1.60	July 5, 2023	1,650,000	7.26
75,000	(2)	25,000	$1.20	May 7, 2024	277,500	8.10
125,000	(3)	31,250	$1.32	May 8, 2024	447,500	8.10
718,750	(4)	239,585	$0.92	April 2, 2025	2,860,625	9.00
50,000	(5)	12,500	$1.44	June 8, 2025	173,000	9.19
50,000	(6)	-	$1.68	June 15, 2025	161,000	9.21
278,750	(7)	69,688	$5.04	September 18, 2025	-	9.47
1,500	(8)	1,500	$5.64	September 30, 2025	-	9.50
31,250	(9)	5,209	$5.68	October 2, 2025	-	9.51
25,000	(10)	4,167	$8.98	October 16, 2025	-	9.54
1,500	(11)	1,500	$5.57	December 31, 2025	-	9.75
1,500	(12)	-	$4.90	March 31, 2026	-	10.00
1,858,250		890,399			$5,569,625

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2016.

(1)	As of March 31, 2016 and September 30, 2015 these options had fully vested. These options were granted during the year ended September 30, 2013 and vested immediately upon granting. The Company did not recognize any stock-based compensation during the six months ended March 31, 2016 (March 31, 2015: $0) in connection with these options.

(2)	As of March 31, 2016 and September 30, 2015, 25,000 of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a three-year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $5,764 and $11,590 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $5,830 and $11,660, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

(Unaudited)

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(3)	As of March 31, 2016 and September 30, 2015, 31,250 of these options had vested. These options were issued during the year ended September 30, 2014 and vest annually over a four-year period commencing on the first anniversary of the date of the grant. The Company recognized stock based compensation expense of $7,960 and $16,008 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $8,053 and $16,106, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(4)	As of March 31, 2016, 239,585 of these options had vested (September 30, 2015: 239,585 of these options had vested). These options were issued during the year ended September 30, 2015 and vest in three equal installments on April 2, 2015, April 2, 2016 and April 2, 2017. The Company recognized stock based compensation expense of $42,811 and $86,093 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $0 and $0, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(5)	As of March 31, 2016, 12,500 of these options had vested. These options were issued during the year ended September 30, 2015 and vest quarterly over a three-year period commencing on September 8, 2015. The Company recognized stock based compensation expense of $4,775 and $9,603 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $0 and $0, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(6)	As of March 31, 2016 and September 30, 2015, none of these options had vested. These options were issued during the year ended September 30, 2015 and vest over a three-year period from the date of grant. The Company recognized stock based compensation expense of $5,573 and $11,207 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $0 and $0, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(7)	As of March 31, 2016 and September 30, 2015, 69,688 of these options had vested. These options were issued during the year ended September 30, 2015 and vest over a three-year period from the date of grant. The Company recognized stock based compensation expense of $92,875 and $192,024 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $0 and $0, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(8)	As of March 31, 2016, all of these options had vested. These options vested on December 31, 2015. The Company recognized stock based compensation expense of $0 and $6,800 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $0 and $0) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(9)	As of March 31, 2016, 5,209 of these options had vested. These options were issued during the six months ended March 31, 2016 and vest in equal quarterly instalments over a three-year period from the date of grant. The Company recognized stock based compensation expense of $11,456 and $23,449 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $0 and $0, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

(Unaudited)

Note 10	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

(10)	As of March 31, 2016, 4,167 of these options had vested. These options were issued during the six months ended March 31, 2016 and vest in equal quarterly instalments over a three-year period from the date of grant. The Company recognized stock based compensation expense of $27,906 and $27,906 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $0 and $0, respectively) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(11)	As of March 31, 2016, all of these options had vested. These options were issued during the six months ended March 31, 2016 and vested on December 31, 2015. The Company recognized stock based compensation expense of $0 and $6,800 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $0 and $0) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

(12)	As of March 31, 2016, none of these options had vested. These options were issued during the six months ended March 31, 2016 and vest on December 31, 2016. The Company recognized stock based compensation expense of $0 and $0 during the three and six months ended March 31, 2016, respectively (March 31, 2015: $0 and $0) in connection with these options. These amounts have been included in general and administrative expenses on the Company’s statement of operations.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	March 31,
	2016	2015
Risk-free interest rate	1.68%	-
Expected life of options (years)	6.76	-
Annualized volatility	101.92%	-
Dividend rate	0.00%	-

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2016

Stated in US Dollars

(Unaudited)

Note 11	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the six months ended March 31, 2016;

i)	the Company issued 1,161 shares of common stock upon conversion of $1,161 in principal amount of convertible debentures at a conversion price of $1.00 per share and 167,415 shares of common stock pursuant to the application of an incorrect conversion price for conversion notices received during the year ended September 30, 2015;

During the six months ended March 31, 2015;

i)	the Company issued 3,918,478 shares of common stock of the Company pursuant to the conversion of convertible debentures at a conversion price of $1.00 per share

ii)	the Company reclassified an amount of $3,931,000 into equity upon modification of the terms of certain derivative instruments.

These transactions have been excluded from the statement of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, statements regarding the anticipated designs of our future clinical studies, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position. We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 29, 2015. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

Our Current Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative and neurodevelopmental diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (CNS) diseases, pain and various types of cancer. The Company’s lead compound ANAVEX 2-73 is being developed to treat Alzheimer’s disease and potentially other central nervous system (CNS) diseases, including rare diseases, such as Rett syndrome.

In December 2014 a Phase 2a clinical trial was initiated for ANAVEX 2-73, which is being evaluated for the treatment of Alzheimer’s disease. This randomized trial is designed to assess the safety and exploratory efficacy of ANAVEX 2-73 alone as well as in combination with donepezil (ANAVEX PLUS) in patients with mild to moderate Alzheimer’s disease. ANAVEX 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain and to reverse the pathological hallmarks observed in Alzheimer’s disease. ANAVEX 2-73 showed no serious adverse events in a previously performed Phase 1 study. In pre-clinical studies, ANAVEX 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576. In March, 2016, we received approval from the Ethics Committee in Australia to extend the ongoing Phase 2a clinical trial, which had been requested by patients and their caregivers.  The trial extension allows participants who complete 52 weeks in PART B to roll-over into a new trial and continue taking ANAVEX 2-73 for an additional 104 weeks, providing an opportunity to gather extended safety data.  The trial is independent of the Company’s planned larger Phase 2/3 double-blinded, placebo-controlled study of ANAVEX 2-73 in Alzheimer’s disease.

In February 2016 the Company presented positive preclinical data for ANAVEX 2-73 in Rett syndrome, a rare neurodevelopmental disease indication.

We intend to identify and initiate discussions with potential partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Effective October 7, 2015, our Company effected a reverse stock split on the basis of 1:4. As such, our Company’s authorized capital was decreased from 400,000,000 shares of common stock, par value $0.001 to 100,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were decreased on the basis of one new share for each four old shares.

Our Pipeline

Our research and development pipeline includes one clinical drug candidate and several compounds in different stages of pre-clinical study.

Our proprietary SIGMACEPTOR™ Discovery Platform produced small molecule drug candidates with unique modes of action, based on our understanding of sigma receptors. Sigma receptors may be targets for therapeutics to combat many human diseases, both of neurodegenerative nature, including Alzheimer’s disease, as well as of neurodevelopmental nature, like Rett syndrome, a rare disease. When bound by the appropriate ligands, sigma receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

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

Recent preclinical data validates ANAVEX 2-73 as a prospective platform drug for other neurodegenerative diseases beyond Alzheimer’s as well as neurodevelopmental diseases, most specifically epilepsy and Rett syndrome. For epilepsy, data demonstrates both significant and dose related improvement in the reduction of seizures, as well as significant synergy with each of three generations of epilepsy drugs currently on the market. In Rett syndrome, a rare neurodevelopmental disease indication, administration of ANAVEX 2-73 resulted in both significant and dose related improvements in an array of behavioural paradigms in the MECP2 HET Rett syndrome disease model.

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

A recent preclinical study examined the response of ANAVEX 3-71 in aged transgenic animal models, and showed a significant reduction in rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX 3-71. In April 2016 the U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation (ODD) to ANAVEX 3-71 for the treatment of Frontotemporal dementia (FTD).

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. The two categories are diseases of the central nervous system, and cancer. Specific indications include:

•	Alzheimer’s disease - In 2014, an estimated 5.2 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 40 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

•	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization (WHO). Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition. Our market research leads us to believe that the worldwide market for pharmaceutical treatment of depression exceeds $11 billion annually.

•	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. GBI Research estimates that the epilepsy market will increase to $4.5 billion by 2019.

•	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants. Our market research leads us to believe the worldwide market for pharmaceutical treatment of neuropathic pain exceeds $5 billion annually.

•	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide Malignant Melanoma market is expected to grow to $4.4 billion by 2022.

•	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for Prostate Cancer are expected to increase to nearly $18.6 billion in 2017 according to BCC Research.

•	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Sales predictions by GlobalData forecast that the market for the pharmaceutical treatment of pancreatic cancer in the five largest European countries and the United States, will increase to $1.63 billion by 2017.

Recent Corporate Developments

Since January 1, 2016, we have experienced the following significant corporate developments:

•	On January 11, 2016, our Company reported that a positive dose-response relationship had been observed in Alzheimer's patients. Cognition scores improved with ANAVEX 2-73 dose in a pre-planned interim analysis of data from the ongoing Phase 2a trial of ANAVEX 2-73 for treatment of mild to moderate Alzheimer’s disease.

In addition, in March, 2016, our Company received approval from the Ethics Committee in Australia to extend the ongoing Phase 2a trial, which had been requested by patients and their caregivers. The trial extension is designed to allow participants who complete 52 weeks in PART B to roll-over into a new trial and continue taking ANAVEX 2-73 for an additional 104 weeks, providing an opportunity to gather extended safety data.  The trial is independent of our Company’s planned larger Phase 2/3 double-blinded, placebo-controlled study of ANAVEX 2-73 in Alzheimer’s disease.

•	On February 25, 2016, our Company announced positive data of ANAVEX 2-73 in an exploratory study in a Rett syndrome model at the 2016 Epilepsy Pipeline Conference held February 25-26, 2016 in San Francisco, CA. The data demonstrated dose related and significant improvements in an array of behavioral and gait paradigms in a mouse model with a MECP2-null mutation that causes neurological symptoms that mimic Rett syndrome.

•	On March 14, 2016, our Company announced positive preclinical data on sigma-1 agonist ANAVEX 3-71 (formerly AF710B). The data shows a statistically significant reduction in the rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX 3-71 in animal models.

•	On April 8, 2016, our Company announced that the U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation (ODD) to ANAVEX 3-71 for the treatment of Frontotemporal dementia (FTD), a clinical syndrome associated with progressive shrinking of the frontal and temporal anterior lobes of the brain. FTD causes a decline in language and/or behavioral changes, which include inappropriate social conduct, lack of empathy, blunted emotions or agitation, neglect of personal hygiene and a decrease in energy and motivation. To date, no treatment has been shown to slow its progression and the prognosis for people with FTD is poor. FTD afflicts an estimated 50,000 to 60,000 patients in the United States and represents an estimated 10 to 20 percent of all dementia cases.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Our operating expenses for the three months ended March 31, 2016 were $2,180,168, which represents an increase of $1,321,829 compared to $858,339 for the three-month period ended March 31, 2015. The increase was mainly attributable to (i) an increase in research and development expenditures associated with the Company’s ongoing Phase 2a clinical trial, as well as ongoing preclinical work; and (ii) an increase in salaries and wages associated with our expanded team.

Other income (expenses)

The aggregate amount in the other income (expense) for the three-month period ended March 31, 2016, amounted to $149,367 as compared to $(866,520) for the comparable three-month period ended March 31, 2015. The largest reason for the increase in other income was as a result of a gain on the settlement of outstanding accounts payable and a decrease in the amount of financing-related charges as a result of the conversion of the majority of the outstanding convertible debentures during the third and fourth quarter of fiscal 2015. During the three months ended March 31, 2016, we also recognized $26,879 of the research grant from the Michael J. Fox Foundation (“MJFF”) on our statement of operations.

These increases in other income were partially offset by an increase in foreign exchange loss in the current period as a result of the rise of the Australian dollar against the US dollar, as the Company incurred many expenditures in Australia dollars in connection with our clinical trials being conducted in Australia.

Six months ended March 31, 2016 compared to six months ended March 31, 2015

Our operating expenses for the six months ended March 31, 2016 were $6,712,602, which represents an increase of $5,083,585 compared to $1,629,017 for the six-month period ended March 31, 2015. The increase was mainly the result of (i) an increase in research and development expenditures associated with the Company’s ongoing Phase 2a clinical trial, as well as ongoing preclinical work; (ii) an increase in salaries and wages expenses associated with an expanded management team and (iii) other one-time charges incurred in accordance with a 2013 employment agreement. We also incurred a one-time increase in registration and filing fees in connection with the listing of our common stock on the NASDAQ Capital Market.

Other income

The aggregate amount in the other income (expense) for the six-month period ended March 31, 2016, amounted to $744,907 as compared to $(882,560) for the comparable six-month period ended March 31, 2015. The largest reason for the increase in other income was a result of an amount of $637,027 in grant income received during the period. We received a grant in the amount of $571,093 as part of a research and development incentive program offered by the Australian government, in connection with eligible expenditures on our Phase 2a clinical trial, which was conducted in Australia. In addition, we received a research grant from the MJFF to develop ANAVEX 2-73 for the treatment of Parkinson’s disease. The MJFF research grant is being received over a period of two years and is being recognized into income as the related expenditures are incurred. During the six months ended March 31, 2016, we recognized $65,934 of this grant on our statement of operations. In addition, there was a decrease in financing-related charges as a result of the conversion of a majority of the remaining principal balance on outstanding convertible debentures during the third and fourth quarter of fiscal 2015.

These increases in other income were partially offset by an increase in foreign exchange loss in the current period as a result of the rise of the Australian dollar against the US dollar, as the Company incurred many expenditures in Australia dollars in connection with our clinical trials being conducted in Australia.

Liquidity and Capital Resources

Working Capital

	March 31, 2016	September 30, 2015
Current Assets	$12,114,494	$15,468,661
Current Liabilities	2,431,727	2,660,578
Working Capital	$9,682,767	$12,808,083

As of March 31, 2016, we had $11,950,847 in cash, a decrease of $3,340,129 from September 30, 2015.

Cash Flows

	Six months ended March 31,
	2016	2015
Cash flows used in operating activities	$(5,149,749)	$(1,363,351)
Cash flows used in investing activities	-	-
Cash flows from financing activities	1,809,620	411,856
Decrease in cash during the period	$(3,340,129)	$(951,495)

Cash flow used in operating activities

Our cash used in operating activities for the period ended March 31, 2016 was $(5,149,749) compared to $(1,363,351) used in operating activities for the comparative period ended March 31, 2015. The increase in cash used in operating activities was primarily as a result of one-time tax payments made on behalf of a director and officer of the Company, in accordance with a 2013 employment agreement.

Cash flow provided by financing activities

Our cash provided by financing activities for the period ended March 31, 2016 was $1,809,620, mostly attributable to cash received pursuant to the exercise of outstanding share purchase warrants, and cash received from the issuance of common shares under the 2013 Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

In the comparative period ended March 31, 2015, we had cash inflows of $411,856 mostly attributable to cash received from the issuance of common shares under the 2013 Purchase Agreement with Lincoln Park.

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

In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

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

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses described disclosed in our Annual Report on Form 10-K filed on December 29, 2015.

Subsequent to March 31, 2016, we took steps to make the necessary improvements to remediate these deficiencies, and we intend to continue to take additional appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies by the end of the current fiscal year.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Subsequent to March 31, 2016, we experienced the following changes in our internal control procedures, which we believe will materially affect our internal controls over financial reporting:

(i)	We updated written policies and procedures for our accounting and financial reporting process with respect to the requirements and application of both US GAAP and SEC guidelines; and

(ii)	We implemented additional security protocol and limited access rights over financial assets, which will enable us to establish adequate segregation of duties and effective risk management.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 22, 2015, the Company received a subpoena from the SEC which indicated that the agency is conducting a formal investigation. The Company believes the subpoena and investigation relate to the recent unusual activity in the market for the Company’s common stock. The Company is fully cooperating with the SEC in this investigation and is unable to predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.

On December 30, 2015, Kevin Cortina filed a purported class action lawsuit in the United States District Court for the Southern District of New York, Cortina v. Anaves Life Sciences Corp., et al., Case No. 1:15-cv-10162, against the Company, Christopher Missling, Sandra Boenisch, and Athanasios Skarpelos.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purchasers of the Company’s stock between May 17, 2013 and December 28, 2015.  The complaint alleges that defendants made materially false and misleading statements regarding the Company’s business, operational, and compliance policies.  Among other things, the complaint alleges that the Company failed to disclose that it used a paid stock promoter to artificially inflate the Company’s share price.  The complaint does not specify an amount of damages sought.  On April 5, 2016 the court appointed Lam Truong as lead plaintiff and Levi & Korsinsky to serve as lead counsel.  On April 13, 2016, the court granted lead plaintiff thirty days to amend the complaint and set a briefing schedule.  Defendants believe this action is meritless and deny all allegations against them.  The Company intends to vigorously defend this matter.

On March 12, 2016, Jeffery Dhungana filed a purported shareholder derivative action in the Supreme Court of the State of New York, in the County of New York, Dhungana v. Missling, et. al., Case No. 651317-2016, against Christopher Missling and other officers and directors at the Company.  The complaint alleges that the defendants breached their fiduciary duties to the Company in connection with events alleged in the Cortina matter described above.  The complaint seeks damages of an unspecified amount, a declaration that the defendants violated their fiduciary duties, and an order directing the Company and defendants to improve its corporate governance and internal procedures.  On March 18, 2016, Mary McCambell filed an action in the United States District Court for the Southern District of New York, McCambell v. Missling, et. al., Case No. 1:16-cv-02035. The allegations in the McCambell complaint are substantively similar to those asserted in the Dhungana complaint.  Like the Dhungana complaint, the McCambell complaint seeks damages of an unspecified amount and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)
3.4	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 30, 2015)
3.5	Certificate of Change to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 6, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Purchase Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.2	Registration Rights Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD.
32.2*	Section 906 Certification of Sandra Boenisch
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2016

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: May 11, 2016

Page 34