Form 10-Q
period 2016-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2016-08-11
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,710,862 shares of common stock outstanding as of August 11, 2016.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

2

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2016 and September 30, 2015

(Unaudited)

	June 30,	September 30,
	2016	2015
Current
Cash	$9,727,040	$15,290,976
Sales Tax Recoverable	47,953	76,840
Prepaid expenses and deposits	68,474	100,845
	9,843,467	15,468,661
Equipment	506	1,252
	$9,843,973	$15,469,913

Current
Accounts payable and accrued liabilities	$2,057,531	$2,503,726
Deferred grant income	27,124	71,614
Promissory notes payable	87,887	85,238
	2,172,542	2,660,578

Senior Convertible Debentures	345	332
	2,172,887	2,660,910

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
35,710,862 common shares (September 30, 2015 - 32,044,213)	35,712	32,044
Additional paid-in capital	79,142,495	74,060,999
Common stock to be issued	-	1,997,415
Accumulated deficit	(71,507,121)	(63,281,455)
	7,671,086	12,809,003
	$9,843,973	$15,469,913

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended June 30, 2016 and 2015

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Operating expenses
General and administrative	$1,376,362	$713,498	$6,090,835	$1,616,744
Research and development	917,303	799,462	2,915,432	1,525,233

Total operating expenses	(2,293,665)	(1,512,960)	(9,006,267)	(3,141,977)

Other income (expenses)
Grant income	47,767	-	684,794	-
Interest income (expense), net	2,626	1,254	6,832	(73,527)
Gain on settlement of accounts payable	-	-	151,402	-
Financing related charges and adjustments	(8)	(2,716,640)	(1,175)	(3,591,346)
Foreign exchange (loss) gain	8,924	(11,898)	(37,637)	55,029

Total other income (expenses), net	59,309	(2,727,284)	804,216	(3,609,844)
Net loss before provision for income taxes	(2,234,356)	(4,240,244)	(8,202,051)	(6,751,821)

Income tax expense	(6,000)	-	(23,615)	-

Net loss and comprehensive loss for the period	$(2,240,356)	$(4,240,244)	$(8,225,666)	$(6,751,821)

Loss per share
Basic	$(0.06)	$(0.22)	$(0.24)	$(0.44)
Diluted	$(0.06)	$(0.22)	$(0.24)	$(0.44)

Weighted average number of shares outstanding
Basic	35,709,686	19,095,055	34,961,838	15,438,000
Diluted	35,709,686	19,095,055	34,961,838	15,438,000

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2016 and 2015

(Unaudited)

	2016	2015

Cash Flows used in Operating Activities
Net loss for the period	$(8,225,666)	$(6,751,821)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	746	746
Accretion of debt discount	1,175	3,109,188
Stock-based compensation	1,276,967	265,457
Non-cash financing related charges	-	29,000
Change in fair value of derivative financial instruments	-	567,000
Gain on extinguishment of debt	-	(84,842)
Gain on settlement of accounts payable	(151,402)	-
Unrealized foreign exchange	2,649	(11,405)
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	28,887	-
Prepaid expenses and deposits	32,371	17,099
Accounts payable and accrued liabilities	(294,793)	65,931
Deferred grant income	(44,490)	-
Net cash used in operating activities	(7,373,556)	(2,793,647)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	1,809,620	3,580,984
Repayment of promissory note	-	(88,144)
Net cash provided by financing activities	1,809,620	3,492,840

(Decrease) increase in cash during the period	(5,563,936)	699,193
Cash, beginning of period	15,290,976	7,262,138
Cash, end of period	$9,727,040	$7,961,331

Supplemental Cash Flow Information - Note 10

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

for the nine months ended June 30, 2016

(Unaudited)

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total
Balance, October 1, 2015	32,044,213	$32,044	$74,060,999	$1,997,415	$(63,281,455)	$12,809,003
Equity units issued under Purchase Agreement	290,523	291	1,684,270	-	-	1,684,561
Commitment shares issued under terms of Purchase Agreement	185,179	185	(185)	-	-	-
Capital stock issued pursuant to debt conversions - at $1.00	168,577	169	168,407	(167,415)	-	1,161
Shares issued pursuant to the exercise of warrants	41,687	42	125,018	-	-	125,060
Shares issued pursuant to the exercise of warrants - cashless	1,979,246	1,979	(1,979)	-	-	-
Shares issued pursuant to employment agreement	1,000,000	1,000	2,439,000	(1,830,000)		610,000
Shares issued for rounding in connection with 4:1 reverse stock split	1,437	2	(2)	-	-	-
Stock option compensation	-	-	666,967	-	-	666,967
Net loss for the period	-	-	-	-	(8,225,666)	(8,225,666)

Balance, June 30, 2016	35,710,862	$35,712	$79,142,495	$-	$(71,507,121)	$7,671,086

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

Note 1	Business Description and Basis of Presentation

Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative and neurodevelopmental diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (CNS) diseases, pain and various types of cancer. The Company’s lead compound ANAVEX 2-73 is being developed to treat Alzheimer’s disease and potentially other CNS diseases, including rare diseases, such as Rett syndrome.

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

Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited) – Page 2

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

As of June 30, 2016, loss per share excludes 3,725,541 (September 30, 2015 – 6,101,534) potentially dilutive common shares related to outstanding options, warrants, and convertible debentures as their effect was anti-dilutive.

Note 2	Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. This standard is effective for the Company beginning on October 1, 2016. The adoption of this standard is not expected to have a material impact for any period presented.

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

June 30, 2016

Stated in US Dollars

(Unaudited) – Page 3

Note 2	Recent Accounting Pronouncements – (cont’d)

In April 2015, the FASB, issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015, however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of this standard is not expected to have a material impact for any period presented.

In November 2015, FASB issued Accounting Standards Update No. 2015-17 Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact for any period presented.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2016

Stated in US Dollars

(Unaudited) – Page 4

Note 3	Promissory Notes Payable

	June 30,	September 30,
	2016	2015
Promissory note dated January 9, 2013 with a principal balance of CDN$86,677, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	$66,638	$64,630

Promissory note dated January 9, 2013 with a principal balance of CDN$27,639, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand	21,249	20,608
	$87,887	$85,238

On January 9, 2013, the Company issued two (2) promissory notes (the “Secured Notes”);

a)	The Company issued a promissory note in the amount of CDN$86,677 to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note is bearing interest at 12% per annum and was due June 30, 2013.

b)	The Company issued a promissory note in the amount of CDN$27,639 to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note is bearing interest at 12% per annum and was due June 30, 2013.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2016

Stated in US Dollars

(Unaudited) – Page 5

Note 3	Promissory Notes Payable – (continued)

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

The Company did not repay the notes on their maturity. The Company has disputed the issuance and enforceability of the Secured Notes and should there be an attempt to enforce the Secured Notes or collection on them, the Company will consider a legal remedy. The Company has not accrued any late fees in connection with these Secured Notes as of June 30, 2016 or September 30, 2015, as the Company does not consider these amounts to be legally enforceable.

Note 4	Deferred Grant Income

During the year ended September 30, 2015, the Company was awarded grant funding in the amount of $286,455, of which the Company has received $143,228, and the remainder will be received in equal semi-annual installments over the 24-month commitment. The grant was received in exchange for a commitment to provide research and development for preclinical validation of Sigma-1 receptor agonism as potential treatment for Parkinsons’ disease.

The grant income was deferred and is being amortized as an increase to other income over a two-year period as the related research and development expenditures are incurred. During the three and nine months ended June 30, 2016, the Company recognized $47,767 and $113,701, respectively (2015: $0 and $0, respectively) of this grant on its statement of operations.

During the nine months ended June 30, 2016, the Company recognized other grant income of $571,093 in respect of a research and development incentive program offered by the Australian government.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2016

Stated in US Dollars

(Unaudited) – Page 6

Note 5	Senior Convertible Debentures

	June 30,	September 30,
Senior Convertible Debentures	2016	2015

Senior Convertible Debentures, non-interest bearing, unsecured, due March 18, 2044	$4,982	$6,144
Less: Debt Discount	(4,637)	(5,812)
Total carrying value	345	332
Less: current portion	-	-
Long term liability	$345	$332

On March 13, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company issued senior convertible debentures in the aggregate principal amount of $10,000,000 (the “Debentures”). At June 30, 2016, aggregate principal amounts of $4,982 (September 30, 2015: $6,144) of these Debentures remained outstanding.

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

The Company has recorded a debt discount in connection with the issuance and amendment of the Debentures during the year ended September 30, 2014, which is being amortized using the effective interest method over the term of the Debentures. During the three and nine months ended June 30, 2016, the Company recorded $8 and $1,175, respectively (2015: $2,615,737 and $3,109,188, respectively) in respect of the amortization of this discount.

During the nine months ended June 30, 2016, the Company issued an aggregate of 1,161 shares of common stock based on a conversion price of $1.00 per share pursuant to the conversion of $1,161 in outstanding principal amounts due under the Debentures.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2016

Stated in US Dollars

(Unaudited) – Page 7

Note 6	Capital Stock

Authorized

100,000,000 shares of common stock.

Equity Transactions

During the nine months ended June 30, 2016, the Company issued 167,415 shares of common stock pursuant to the application of an incorrect conversion price for conversion notices received in respect of the Debentures, during the year ended September 30, 2015.

During the nine months ended June 30, 2016, the Company issued 1,000,000 shares of common stock to a director and officer of the Company pursuant to the terms of a 2013 employment agreement with that director and officer.

Note 7	Lincoln Park Purchase Agreement

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

During the nine months ended June 30, 2016, the Company issued to Lincoln Park an aggregate of 296,104 shares of common stock under the 2013 Purchase Agreement, including 290,523 shares of common stock for an aggregate purchase price of $1,684,561 and 5,581 commitment shares, representing all remaining purchase amounts available under the 2013 Purchase Agreement. As such, no further shares will be sold under the 2013 Purchase Agreement.

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

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions set forth in the 2015 Purchase Agreement, to purchase up to 50,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park’s committed obligation under any single purchase shall not exceed $2,000,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the 2015 Purchase Agreement.

During the nine months ended June 30, 2016 and in consideration for entering into the 2015 Purchase Agreement, the Company issued to Lincoln Park 179,598 shares of common stock as an initial commitment fee and shall issue up to 89,799 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2016

Stated in US Dollars

(Unaudited) – Page 8

Note 8	Related Party Transactions

As at June 30, 2016, included in accounts payable and accrued liabilities was $31,000 (September 30, 2015: $33,000) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

Note 9	Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, October 1, 2014	18,728,910	$1.59
Expired	(62,500)	$1.40
Exercised	(15,468,520)	$1.43
Issued	1,075,000	$0.76
Balance, September 30, 2015	4,272,890	$2.11
Exercised	(2,463,581)	$1.67
Balance, June 30, 2016	1,809,309	$2.70

During the nine months ended June 30, 2016, the Company issued 1,979,246 shares of common stock pursuant to the exercise of 2,421,894 share purchase warrants on a cashless basis.

At June 30, 2016, the Company has 1,809,309 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
1,462,180	$3.00	July 5, 2018
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
12,500	$1.24	May 31, 2019
26,250	$1.00	May 31, 2019
1,809,309

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

June 30, 2016

Stated in US Dollars

(Unaudited) – Page 9

Note 9	Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

During the years ended September 30, 2015 and 2014, the Company issued an aggregate of 57,500 warrants exercisable at a weighted average exercise price of $1.24 per share for a period of 4.58 years from the date of issuance in exchange for consulting services to be rendered. The weighted average grant date fair value of these warrants at issuance was $0.899 per warrant, based on the Black-Scholes option pricing model using the following weighted average assumptions: expected term 4.44 years, expected volatility 108.43%, expected dividend yield 0.00%, risk free interest rate 1.21%. Stock based compensation is being recorded in the financial statements over the vesting term of three years from the date of grant. During the three and nine months ended June 30, 2016, the Company recorded $25,924 and $70,391, respectively (June 30, 2015: $11,283 and $17,167, respectively), in connection with these warrants granted.

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

June 30, 2016

Stated in US Dollars

(Unaudited) – Page 10

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

A summary of the status of Company’s outstanding stock purchase options for the nine months ended June 30, 2016 and for the year ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date fair value
Outstanding at October 1, 2014	792,500	$2.82
Forfeited	(67,500)	$12.00
Granted	1,097,500	$2.02	$1.66
Outstanding at September 30, 2015	1,822,500	$2.00
Forfeited	-	$-
Granted	113,750	$5.68	$4.72
Expired	(25,000)	$14.68
Outstanding at June 30, 2016	1,911,250	$2.05
Exercisable at June 30, 2016	1,244,817	$1.66
Exercisable at September 30, 2015	825,002	$1.78

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2016

Stated in US Dollars

(Unaudited) – Page 11

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

At June 30, 2016, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
500,000	500,000	$1.60	July 5, 2023	2,255,000	7.01
75,000	50,000	$1.20	May 7, 2024	368,250	7.85
125,000	62,500	$1.32	May 8, 2024	598,750	7.85
718,750	479,170	$0.92	April 2, 2025	3,730,313	8.76
50,000	16,667	$1.44	June 8, 2025	233,500	8.94
50,000	16,667	$1.68	June 15, 2025	217,500	8.96
278,750	92,917	$5.04	September 18, 2025	298,263	9.22
1,500	1,500	$5.64	September 30, 2025	705	9.25
31,250	7,813	$5.68	October 2, 2025	13,438	9.26
25,000	6,250	$8.98	October 16, 2025	-	9.30
1,500	1,500	$5.57	December 31, 2025	810	9.50
1,500	-	$4.90	March 31, 2026	1,815	9.75
1,500	1,500	$5.66	April 27, 2026	2,160	9.82
50,000	8,333	$4.09	May 18, 2026	101,000	9.88
1,500	-	$6.11	June 30, 2026	-	10.00
1,911,250	1,244,817			$7,821,503

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2016.

The Company recognized stock based compensation expense of $230,239 and $596,576 during the three and nine months ended June 30, 2016, respectively (June 30, 2015: $228,486 and $255,951, respectively) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses on the Company’s statement of operations. An amount of $1,689,865 in stock based compensation is expected to be recorded over the remaining term of such options.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2016

Stated in US Dollars

(Unaudited) – Page 12

Note 9	Commitments – (cont’d)

b)	Stock–based Compensation Plan – (cont’d)

	June 30,
	2016	2015
Risk-free interest rate	1.67%	1.53
Expected life of options (years)	6.63	6.03
Annualized volatility	105.21%	97.86
Dividend rate	0.00%	0.00%

Note 10	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the nine months ended June 30, 2016;

i)	the Company issued 1,161 shares of common stock upon conversion of $1,161 in principal amount of convertible debentures at a conversion price of $1.00 per share and 167,415 shares of common stock pursuant to the application of an incorrect conversion price for conversion notices received during the year ended September 30, 2015;

During the nine months ended June 30, 2015;

i)	the Company issued 5,808,057 shares of common stock of the Company pursuant to the conversion of convertible debentures at a conversion price of $1.00 per share.

ii)	the Company reclassified an amount of $4,482,000 into equity upon modification of the terms of certain derivative instruments.

These transactions have been excluded from the statement of cash flows.

Note 11	Subsequent Events

i)	Subsequent to June 30, 2016, the Company granted options to purchase 379,625 shares of the Company’s common stock, at an exercise price of $6.26, and options to purchase 861,429 shares of the Company’s common stock at an exercise price of $7.06, pursuant to an Amendment to an Employment Agreement with a director and officer of the Company. All of the options granted will vest quarterly over a three-year period.

ii)	Subsequent to June 30, 2016, the Securities and Exchange Commission (SEC) staff advised the Company’s legal counsel that the staff did not intend to recommend enforcement action by the Commission against the Company in connection with the investigation previously described in the Company’s 2015 Annual Report on Form 10-K

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

Our Current Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative and neurodevelopmental diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (“CNS”) diseases, pain and various types of cancer. The Company’s lead compound ANAVEX 2-73 is being developed to treat Alzheimer’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome.

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

In February 2016 the Company presented positive preclinical data for ANAVEX 2-73 in Rett syndrome, a rare neurodevelopmental disease indication. In March 2016, the Company received approval from the Ethics Committee in Australia to extend the ongoing Phase 2a clinical trial, which had been requested by the patients and their caregivers. The trial extension will allow participants to complete 52 weeks in Part B to roll-over into a new trial and continue taking ANAVEX 2-73 for an additional 104 weeks, providing an opportunity to gather extended safety data. The trial is independent of the Company’s planned larger Phase 2/3 double-blinded placebo-controlled study of ANAVEX 2-73 in Alzheimer’s disease.

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

Based on the results of pre-clinical testing, we initiated and completed a Phase 1 single ascending dose (SAD) clinical trial of ANAVEX 2-73 in 2011. In this Phase 1 SAD trial, the maximum tolerated single dose was defined per protocol as 55-60 mg. This dose is above the equivalent dose shown to have positive effects in mouse models of AD. There were no significant changes in laboratory or electrocardiogram (ECG) parameters. ANAVEX 2-73 was well tolerated below the 55-60 mg dose with only mild adverse events in some subjects. Observed adverse events at doses above the maximum tolerated single dose included headache and dizziness, which were moderate in severity and reversible. These side effects are often seen with drugs that target CNS conditions, including AD.

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

The Phase 2a study met both primary and secondary objectives of the study. The 31-week preliminary exploratory safety and efficacy data from the ongoing Phase 2a study of ANAVEX 2-73 in Alzheimer’s patients demonstrated favorable safety, maximum tolerated dose, positive dose response, sustained efficacy response through 31 weeks for both cognitive and functional measures, as well as positive unexpected therapeutic response events. ANAVEX 2-73 continues to demonstrate a favorable adverse event (AE) profile through 31 weeks in a patient population of elderly Alzheimer’s patients with varying degrees of physical fragility. The most common side effects across all AE categories tended to be of mild severity grade 1, and were resolved with dose reductions that were anticipated within the adaptive design of the study protocol. ANAVEX 2-73 data presented is prerequisite information in order to progress into Phase 2/3 placebo controlled studies.

Recent preclinical data validates ANAVEX 2-73 as a prospective platform drug for other neurodegenerative diseases beyond Alzheimer’s as well as neurodevelopmental diseases, more specifically, epilepsy and Rett syndrome. For epilepsy, data demonstrates both significant and dose related improvement in the reduction of seizures, as well as significant synergy with each of three generations of epilepsy drugs currently on the market. In Rett syndrome, a rare neurodevelopmental disease indication, administration of ANAVEX 2-73 resulted in both significant and dose related improvements in an array of behavioural paradigms in the MECP2 HET Rett syndrome disease model.

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

A recent preclinical study examined the response of ANAVEX 3-71 in aged transgenic animal models, and showed a significant reduction in rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX 3-71. In April 2016 the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug Designation (“ODD”) to ANAVEX 3-71 for the treatment of Frontotemporal dementia (“FTD”).

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. The two categories are diseases of the central nervous system, and cancer. Specific indications include:

•	Alzheimer’s disease - In 2014, an estimated 5.2 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 40 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

•	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition. Our market research leads us to believe that the worldwide market for pharmaceutical treatment of depression exceeds $11 billion annually.

•	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. GBI Research estimates that the epilepsy market will increase to $4.5 billion by 2019.

•	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants. Our market research leads us to believe the worldwide market for pharmaceutical treatment of neuropathic pain exceeds $5 billion annually.

•	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide Malignant Melanoma market is expected to grow to $4.4 billion by 2022.

•	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for Prostate Cancer are expected to increase to nearly $18.6 billion in 2017 according to BCC Research.

•	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Sales predictions by GlobalData forecast that the market for the pharmaceutical treatment of pancreatic cancer in the five largest European countries and the United States, will increase to $1.63 billion by 2017.

Recent Corporate Developments

Since April 1, 2016, we have experienced the following significant corporate developments:

•	On April 8, 2016, our Company announced that the FDA granted ODD to ANAVEX 3-71 for the treatment of FTD, a clinical syndrome associated with progressive shrinking of the frontal and temporal anterior lobes of the brain. FTD causes a decline in language and/or behavioral changes, which include inappropriate social conduct, lack of empathy, blunted emotions or agitation, neglect of personal hygiene and a decrease in energy and motivation. To date, no treatment has been shown to slow its progression and the prognosis for people with FTD is poor. FTD afflicts an estimated 50,000 to 60,000 patients in the United States and represents an estimated 10 to 20 percent of all dementia cases.

•	On May 20, 2016, our Company announced that the FDA Office of Orphan Product Development (OOPD) granted ODD to ANAVEX 2-73 for the treatment of Rett syndrome and, on June 22, 2016, we announced that the FDA’s OOPD also granted ODD to ANAVEX 2-73 for the treatment of infantile spasms.

•	In July, 2016, our Company presented preliminary exploratory 31-week safety and efficacy data from our ongoing Phase 2a study of ANAVEX 2-73 in Alzheimer’s patients at the Alzheimer’s Association International Conference (AAIC) 2016. Data demonstrated favorable safety, maximum tolerated dose, positive dose response, sustained efficacy response through 31 weeks for both cognitive and functional measures, as well as positive unexpected therapeutic response events. ANAVEX 2-73 continues to demonstrate a favorable adverse event (AE) profile through 31 weeks in a patient population of elderly Alzheimer’s patients with varying degrees of physical fragility. The most common side effects across all AE categories tended to be of mild severity grade 1, and were resolved with dose reductions that were anticipated within the adaptive design of the study protocol. ANAVEX 2-73 data presented is prerequisite information in order to progress into Phase 2/3 placebo controlled studies.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Our operating expenses for the three months ended June 30, 2016 were $2,293,665, which represents an increase of 52% compared to the three-month period ended June 30, 2015. The increase was mainly attributable to (i) an increase in research and development expenditures associated with the Company’s ongoing Phase 2a clinical trial, as well as ongoing preclinical work; (ii) an increase in salaries and wages associated with our expanded team; and (iii) an increase in legal fees.

Other income (expenses)

The aggregate amount in the other income (expense) for the three-month period ended June 30, 2016, amounted to $59,309 as compared to $(2,727,284) for the comparable three-month period ended June 30, 2015. The largest reason for the increase in other income was as a result of a decrease in the amount of financing-related charges as a result of the conversion of the majority of the outstanding convertible debentures during the third and fourth quarter of fiscal 2015. During the three months ended June 30, 2016, we also recognized $47,767 of the research grant from the Michael J. Fox Foundation (“MJFF”) on our statement of operations.

Nine months ended June 30, 2016 compared to nine months ended June 30, 2015

Our operating expenses for the nine months ended June 30, 2016 were $9,006,267, which represents an increase of 187% compared to the nine month period ended June 30, 2015. The increase was mainly the result of (i) an increase in research and development expenditures associated with the Company’s ongoing Phase 2a clinical trial, as well as ongoing preclinical work; (ii) an increase in salaries and wages expenses associated with an expanded management team and other one-time charges incurred in accordance with a 2013 employment agreement; and (iii) an increase in legal fees. We also incurred a one-time increase in registration and filing fees in connection with the listing of our common stock on the NASDAQ Capital Market.

Other income

The aggregate amount in the other income (expense) for the nine month period ended June 30, 2016, amounted to $804,216 as compared to $(3,609,844) for the comparable nine month period ended June 30, 2015. The largest reason for the increase in other income was a result of an amount of $684,794 in grant income received during the period. We received a grant in the amount of $571,093 as part of a research and development incentive program offered by the Australian government, in connection with eligible expenditures on our Phase 2a clinical trial, which was conducted in Australia. In addition, we received a research grant from the MJFF to develop ANAVEX 2-73 for the treatment of Parkinson’s disease. The MJFF research grant is being received over a period of two years and is being recognized into income as the related expenditures are incurred. During the nine months ended June 30, 2016, we recognized $113,701 of this grant on our statement of operations. In addition, there was a decrease in financing-related charges as a result of the conversion of a majority of the remaining principal balance on outstanding convertible debentures during the third and fourth quarter of fiscal 2015.

These increases in other income were partially offset by an increase in foreign exchange loss in the current period as a result of the rise of the Australian dollar against the US dollar, as the Company incurred many expenditures in Australia dollars in connection with our clinical trials being conducted in Australia.

Liquidity and Capital Resources

Working Capital

	June 30, 2016	September 30, 2015
Current Assets	$9,843,467	$15,468,661
Current Liabilities	2,172,542	2,660,578
Working Capital	$7,670,925	$12,808,083

As of June 30, 2016, we had $9,727,040 in cash, a decrease of $5,563,936 from September 30, 2015.

Cash Flows

	Nine months ended June 30,
	2016	2015
Cash flows used in operating activities	$(7,373,556)	$(2,793,647)
Cash flows used in investing activities	-	-
Cash flows from financing activities	1,809,620	3,492,840
(Decrease) increase in cash during the period	$(5,563,936)	$699,193

Cash flow used in operating activities

Our cash used in operating activities for the period ended June 30, 2016 was $(7,373,556) compared to $(2,793,647) used in operating activities for the comparative period ended June 30, 2015. The increase in cash used in operating activities was primarily as a result of one-time tax payments made on behalf of a director and officer of the Company, in accordance with a 2013 employment agreement, as well as the result of an increase in operating expenses, as described above.

Cash flow provided by financing activities

Our cash provided by financing activities for the period ended June 30, 2016 was $1,809,620, mostly attributable to cash received pursuant to the exercise of outstanding share purchase warrants, and cash received from the issuance of common shares under the 2013 Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

In the comparative period ended June 30, 2015, we had cash inflows of $3,492,840 mostly attributable to cash received from pursuant to the exercise of outstanding share purchase warrants and cash received from the issuance of common shares under the 2013 Purchase Agreement with Lincoln Park.

Other Financing

On October 21, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 179,598 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the SEC declares effective the related registration statement.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations and cash flows for the periods presented.

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

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations and cash flows for the periods presented.

In April 2015, the FASB, issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015, however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company plans to adopt this standard beginning October 1, 2016. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations and cash flows for the periods presented.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations and cash flows for the periods presented.

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

Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to certain of the material weaknesses previously described in our Annual Report on Form 10-K filed on December 29, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, in order to remediate certain of the material weakness identified in our assessment of the Company’s internal control over financial reporting:

(i)	We updated written policies and procedures for our accounting and financial reporting process with respect to the requirements and application of both US GAAP and SEC guidelines; and

(ii)	We implemented additional security protocol and limited access rights over financial assets, which will enable us to establish adequate segregation of duties and effective risk management.

Except for such changes, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The SEC staff recently advised the Company’s legal counsel that the staff did not intend to recommend enforcement action by the Commission against the Company in connection with the investigation previously described in the Company’s 2015 Annual Report on Form 10-K.

On December 30, 2015, Kevin Cortina filed a purported class action lawsuit in the United States District Court for the Southern District of New York, Cortina v. Anaves Life Sciences Corp., et al., Case No. 1:15-cv-10162, against the Company, Christopher Missling, Sandra Boenisch, and Athanasios Skarpelos.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purchasers of the Company’s stock between May 17, 2013 and December 28, 2015.  The complaint alleges that defendants made materially false and misleading statements regarding the Company’s business, operational, and compliance policies.  Among other things, the complaint alleges that the Company failed to disclose that it used a paid stock promoter to artificially inflate the Company’s share price.  The complaint does not specify an amount of damages sought.  On April 5, 2016 the court appointed Lam Truong as lead plaintiff and Levi & Korsinsky to serve as lead counsel.  On April 13, 2016, the court granted lead plaintiff thirty days to amend the complaint and set a briefing schedule. Defendants filed a motion to dismiss the complaint on June 13, 2016. The parties have fully briefed this motion and it is currently pending before the court.  Defendants believe this action is meritless and deny all allegations against them.  The Company intends to vigorously defend this matter.

On March 12, 2016, Jeffery Dhungana filed a purported shareholder derivative action in the Supreme Court of the State of New York, in the County of New York, Dhungana v. Missling, et. al., Case No. 651317-2016, against Christopher Missling and other officers and directors at the Company.  The complaint alleges that the defendants breached their fiduciary duties to the Company in connection with events alleged in the Cortina matter described above.  The complaint seeks damages of an unspecified amount, a declaration that the defendants violated their fiduciary duties, and an order directing the Company and defendants to improve its corporate governance and internal procedures.  On May 11, 2016, the parties stipulated to a temporary stay of the Dhungana action. On March 18, 2016, Mary McCambell filed an action in the United States District Court for the Southern District of New York, McCambell v. Missling, et. al., Case No. 1:16-cv-02035. The allegations in the McCambell complaint are substantively similar to those asserted in the Dhungana complaint.  Like the Dhungana complaint, the McCambell complaint seeks damages of an unspecified amount and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures. On May 12, 2016, the court entered an order temporarily staying the McCambell action.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)
3.4	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 30, 2015)
3.5	Certificate of Change to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 6, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	First Amendment to Employment Agreement dated July 5, 2016 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.2	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD.
32.2*	Section 906 Certification of Sandra Boenisch
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2016

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 11, 2016

