Form 10-K
period 2016-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2016-12-14
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $163,478,217 based on a price of $4.90 per share, being the closing price of the registrant’s common stock on March 31, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 39,610,967 issued and outstanding as of December 12, 2016.

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

iii

PART I

ITEM 1. BUSINESS

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative and neurodevelopmental diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (“CNS”) diseases, pain and various types of cancer. The Company’s lead compound ANAVEXTM 2-73 is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome.

In November 2016, a Phase 2a clinical trial going over 52 weeks was completed for ANAVEXTM 2-73 in mild-to-moderate Alzheimer’s patients. This open-label randomized trial met both primary and secondary endpoints, and was designed to assess the safety and exploratory efficacy of ANAVEXTM 2-73 in 32 patients. ANAVEXTM 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease. ANAVEXTM 2-73 showed no serious adverse events in a previously performed Phase 1 study. In pre-clinical studies, ANAVEXTM 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576. In March 2016, we received approval from the Ethics Committee in Australia to extend the ongoing Phase 2a clinical trial, which had been requested by patients and their caregivers.  The trial extension allows participants who complete 52 weeks in PART B to roll-over into a new trial and continue taking ANAVEXTM 2-73 for an additional 104 weeks, providing an opportunity to gather extended safety data.  The trial is independent of the Company’s planned larger Phase 2/3 double-blind, placebo-controlled study of ANAVEXTM 2-73 in Alzheimer’s disease.

In February 2016, the Company presented positive preclinical data for ANAVEXTM 2-73 in Rett syndrome, a rare neurodevelopmental disease indication. The study was funded by the Rettsyndrome.org foundation.

In September 2016, the Company presented positive preclinical data for ANAVEXTM 2-73 in Parkinson’s disease, which demonstrated significant improvements on all measures: behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J Fox Foundation (“MJFF”).

We intend to identify and initiate discussions with potential commercial partners within the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

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

Compounds that have been subjects of our research include the following:

ANAVEXTM 2-73

ANAVEXTM 2-73 may offer a disease-modifying approach in Alzheimer’s disease (AD) by using ligands that activate sigma-1 receptors.

In AD animal models, ANAVEXTM 2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. In addition, ANAVEXTM 2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology. In a transgenic AD animal model Tg2576 ANAVEXTM 2-73 induced a statistically significant neuroprotective effect against the development of oxidative stress in the mouse brain, as well as significantly increased the expression of functional and synaptic plasticity markers that is apparently amyloid-beta independent. It also statistically alleviated the learning and memory deficits developed over time in the animals, regardless of sex, both in terms of spatial working memory and long-term spatial reference memory.

Based on the results of pre-clinical testing, we initiated and completed a Phase 1 single ascending dose (SAD) clinical trial of ANAVEXTM 2-73 in 2011. In this Phase 1 SAD trial, the maximum tolerated single dose was defined per protocol as 55-60 mg. This dose is above the equivalent dose shown to have positive effects in mouse models of AD. There were no significant changes in laboratory or electrocardiogram (ECG) parameters. ANAVEXTM 2-73 was well tolerated below the 55-60 mg dose with only mild adverse events in some subjects. Observed adverse events at doses above the maximum tolerated single dose included headache and dizziness, which were moderate in severity and reversible. These side effects are often seen with drugs that target CNS conditions, including AD.

The ANAVEXTM 2-73 Phase 1 SAD trial was conducted as a randomized, placebo-controlled study. Healthy male volunteers between the ages of 18 and 55 received single, ascending oral doses over the course of the trial. Study endpoints included safety and tolerability together with pharmacokinetic parameters. Pharmacokinetics includes the absorption and distribution of a drug, the rate at which a drug enters the blood and the duration of its effect, as well as chemical changes of the substance in the body. This study was conducted in Germany in collaboration with ABX-CRO, a clinical research organization that has conducted several Alzheimer’s disease studies, and the Technical University of Dresden.

In December 2014, a Phase 2a clinical trial was initiated for ANAVEX 2-73TM, which is being evaluated for the treatment of Alzheimer’s disease. The open-label randomized trial is designed to assess the safety and exploratory efficacy of ANAVEXTM 2-73 in 32 patients with mild to moderate Alzheimer’s disease. ANAVEXTM 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease. ANAVEXTM 2-73 showed no serious adverse events in a previously performed Phase 1 study. In pre-clinical studies ANAVEXTM 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576.

The Phase 2a study met both primary and secondary objectives of the study. The 31-week preliminary exploratory safety and efficacy data from the ongoing Phase 2a study of ANAVEXTM 2-73 in Alzheimer’s patients, with most receiving also donepezil, the current standard of care, demonstrated favorable safety, maximum tolerated dose, positive dose response, sustained efficacy response through 31 weeks for both cognitive and functional measures, as well as positive unexpected therapeutic response events. ANAVEXTM 2-73 continues to demonstrate a favorable adverse event (AE) profile through 31 weeks in a patient population of elderly Alzheimer’s patients with varying degrees of physical fragility. The most common side effects across all AE categories tended to be of mild severity grade 1, and were resolved with dose reductions that were anticipated within the adaptive design of the study protocol.

At 41 weeks, Alzheimer’s patients taking a daily oral dose of ANAVEXTM 2-73 in the exploratory, not yet dose optimized Phase 2a clinical trial, showed a stabilization of cognitive and functional measures. This data of stabilization is promising since Alzheimer’s disease is a progressive disease where current therapeutics are only able to temporarily slow the worsening of dementia symptoms and not stop the disease from progressing. At 41 weeks, oral daily dosing between 10mg and 50mg, ANAVEXTM 2-73 was well tolerated, and no patients discontinued treatment due to adverse events. There were no clinically significant treatment-related adverse events, and no serious adverse events.

Pre-specified exploratory analyses included the cognitive (MMSE) and the functional (ADCS-ADL) changes from baseline. A continued stabilization of both cognitive (MMSE) and functional (ADCS-ADL) measures in patients treated with ANAVEXTM 2-73 was observed. This correlation was positive with all measured scores (MMSE, ADCS-ADL, Cogstate, HAM-D and EEG/ERP).

ANAVEXTM 2-73 data presented meets prerequisite information in order to progress into Phase 2/3 placebo controlled studies, which is currently in the planning phase.

Recent preclinical data validates ANAVEXTM 2-73 as a prospective platform drug for other neurodegenerative diseases beyond Alzheimer’s as well as neurodevelopmental diseases, more specifically, Parkinson’s disease, epilepsy and Rett syndrome. For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a classic animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. For epilepsy, data demonstrates both significant and dose related improvement in the reduction of seizures, as well as significant synergy with each of three generations of epilepsy drugs currently on the market. In Rett syndrome, a rare neurodevelopmental disease indication, administration of ANAVEXTM 2-73 resulted in both significant and dose related improvements in an array of behavioral paradigms in the MECP2 HET Rett syndrome disease model.

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

A recent preclinical study examined the response of ANAVEX 3-71 in aged transgenic animal models, and showed a significant reduction in rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX 3-71. In April 2016, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug Designation (“ODD”) to ANAVEX 3-71 for the treatment of Frontotemporal dementia (“FTD”).

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

ANAVEX 1066

ANAVEX 1066, a mixed sigma-1/sigma-2 ligand is designed for the potential treatment of neuropathic pain and visceral pain. ANAVEX 1066 was tested in two preclinical models of neuropathic and visceral pain that have been extensively validated in rats. In the chronic constriction injury (CCI) model of neuropathic pain, a single oral administration of ANAVEX 1066 dose-dependently restored the nociceptive threshold in the affected paw to normal levels while leaving the contralateral healthy paw unchanged. Efficacy was rapid and remained significant for two hours. In a model of visceral pain, chronic colonic hypersensitivity was induced by injection of an inflammatory agent directly into the colon and a single oral administration of ANAVEX 1066 returned the nociceptive threshold to control levels in a dose-dependent manner. Companion studies in rats demonstrated the lack of any effects on normal gastrointestinal transit with ANAVEX 1066 and a favorable safety profile in a battery of behavioral measures.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. The two categories are diseases of the central nervous system, and cancer. Specific indications include:

•	Alzheimer’s disease - In 2015, an estimated 5.3 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 40 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

•	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. Parkinson’s disease market is set to expand from $2.1 billion in 2014 to $3.2 billion by 2021, according to business intelligence provider GBI Research.

•	Rett syndrome - Rett syndrome is a rare non-inherited genetic postnatal progressive neurodevelopmental disorder that occurs almost exclusively in girls and leads to severe impairments, affecting nearly every aspect of the child’s life: their ability to speak, walk, eat, and even breathe easily. Rett syndrome is caused by mutations in the MECP2 gene and strikes all racial and ethnic groups and occurs worldwide in approximately 1 in every 10,000-15,000 live female births.

•	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

•	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. GBI Research estimates that the epilepsy market will increase to $4.5 billion by 2019.

•	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

•	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide Malignant Melanoma market is expected to grow to $4.4 billion by 2022.

•	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for Prostate Cancer are expected to increase to nearly $18.6 billion in 2017 according to BCC Research.

•	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Sales predictions by GlobalData forecast that the market for the pharmaceutical treatment of pancreatic cancer in the five largest European countries and the United States, will increase to $1.63 billion by 2017.

Competition

The pharmaceutical industry is intensely competitive.

At this time, we view our competition as biomedical development companies that are trying to discover and develop compounds to be used in the treatment of Alzheimer’s disease and other CNS diseases, and those companies already doing so. Those companies include Biogen (NASDAQ:BIIB), Axovant Sciences Ltd. (NYSE: AXON), Perrigo Company Plc (NYSE:PRGO), Pfizer Inc. (NYSE:PFE), Allergan Plc (NYSE:AGN), Novartis AG (NYSE:NVS), GlaxoSmithKline Plc (NYSE:GSK), Merck & Co. Inc. (NYSE:MRK), Eli Lilly & Co. (NYSE: LLY), Johnson & Johnson (NYSE:JNJ) and Roche Holding AG (VTX:ROG).

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

Patents, Trademarks and Intellectual Property

Anavex holds ownership or exclusive rights to three issued U.S. patent and eight U.S. patent applications with various international counterpart applications, all of which relate to drug candidates and methods associated therewith. The most recent U.S. patent application was filed in November, 2016. We regard patents and other intellectual property rights as corporate assets. Accordingly, we attempt to optimize the value of intellectual property in developing our business strategy including the selective development, protection, and exploitation of our intellectual property rights.

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

Research and Development Expenses

Historically, a significant portion of our operating expenses has related to research and development. See “Financial Statements and Supplementary Data” of this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2016, 2015 and 2014.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. In the past twelve months, our advisors included Drs Harald Hampel, MD, PhD, Jacqueline French, MD, Michael Gold, MD, John Harrison, PhD, Ottavio Arancio, MD, Norman Relkin, MD, PhD, Corinne Lasmezas, PhD, Tangui Maurice, PhD, Abraham Fisher, PhD, Paul Aisen, MD, Jeffrey Cummings, MD, Tanya Simuni, MD, Daniel Weintraub, MD, Kalpana Merchant, PhD.

Officers

One of our directors is engaged as an officer-employee of the Company serving in the capacity of Chief Executive Officer, president, and secretary.

Employees

We currently have ten full-time employees, and we retain several independent contractors on an as-needed basis. We believe that we have good relations with our employees.

Available Information

Our internet website address is www.anavex.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website through a link to the website of the U.S. Securities and Exchange Commission. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. The contents of our website are not incorporated into this report.

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

Since inception on January 23, 2004 through September 30, 2016, we have an accumulated deficit of $78,018,153. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are an early stage pharmaceutical research and development company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

We are an early stage company and have not generated any revenues to date and have no operating history. All of our potential drug compounds are in the concept stage or early clinical development stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential drug compounds will ever be approved for sales to pharmaceutical companies or generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug compounds either in non-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

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

It will take several years before we can develop potentially marketable products, if at all. Our research and development plans will require substantial additional capital, arising from costs to:

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

Additional funds will be required to support our operations and if we are unable to obtain them on favorable terms, we may be required to cease or reduce further research and development of our drug product programs, sell some or all our intellectual property, merge with another entity or cease operations.

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

We may not be able to develop, market or generate sales of our products to the extent anticipated. Our business may fail and investors could lose all their investment in our Company.

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. We currently have one drug compound in clinical trials, however, when any of our products enter clinical trials or become marketed products, they could potentially harm people or allegedly harm people possibly subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, causing our business to suffer.

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

We hold ownership or exclusive rights to three issued U.S. patent and eight U.S. patent applications with various international counterpart applications, all of which relate to drug candidates and methods associated therewith. Neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

1.	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.
2.	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.
3.	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easier for competitors to design products that do not infringe our patent(s).
4.	Our primary patent applications for ANAVEXTM 2-73 and the combination of ANAVEXTM 2-73 with donepezil are pending only in the United States Patent and Trademark Office. The lack of patent protection in global markets may inhibit our ability to advance our compounds and may make Anavex less attractive to potential partners.
5.	Defending a patent lawsuit takes significant time and can be very expensive.
6.	If a court decides that our drug compound, its method of manufacture or use, infringes on the competitor’s patent, we may have to pay substantial damages for infringement.

7.	A court may prohibit us from making, selling or licensing the potential drug compound unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.
8.	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

If we are unable to safeguard against security breaches with respect to our information systems our business may be adversely affected.

In the course of our business, we gather, transmit and retain confidential information through our information systems. Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could defeat security measures and access sensitive information about our business and employees. Any misappropriation, loss or other unauthorized disclosure of confidential information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our employees, third parties and investors. We could also incur significant costs implementing additional security measures and organizational changes, implementing additional protection technologies, training employees or engaging consultants. In addition, we could incur increased litigation as a result of any potential cyber-security breach. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, a cyber-security breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

On October 21, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we agreed to issue 179,598 shares of our common stock to Lincoln Park as a commitment fee and shall issue up to 89,799 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the Securities and Exchange Commission (“SEC”) declared effective the related registration statement. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $3.00 per share, subject to adjustment as set forth in the Purchase Agreement. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Lincoln Park may ultimately purchase all the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. We maintain several offices of which the office at 7th Floor, 51 West 52nd Street, New York, NY, USA is our main office. Our lease costs are $11,500 per month. We believe our offices are suitable and adequate to operate our business now as they provide us with sufficient space to conduct our operations. We fully utilize our current premises.

ITEM 3. LEGAL PROCEEDINGS

On December 30, 2015, Kevin Cortina filed a purported class action lawsuit in the United States District Court for the Southern District of New York, Cortina v. Anavex Life Sciences Corp., et al., Case No. 1:15-cv-10162, against the Company, Christopher Missling, Sandra Boenisch, and Athanasios Skarpelos.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purchasers of the Company’s stock between May 17, 2013 and December 28, 2015.  The complaint alleges that defendants made materially false and misleading statements regarding the Company’s business, operational, and compliance policies.  Among other things, the complaint alleges that the Company failed to disclose that it used a paid stock promoter to artificially inflate the Company’s share price.  The complaint does not specify an amount of damages sought.  On April 5, 2016 the court appointed Lam Truong as lead plaintiff and Levi & Korsinsky to serve as lead counsel.  On April 13, 2016, the court granted lead plaintiff thirty days to amend the complaint and set a briefing schedule. Defendants filed a motion to dismiss the complaint on June 13, 2016. The parties have fully briefed this motion and it is currently pending before the court.  Defendants believe this action is meritless and deny all allegations against them.  The Company intends to vigorously defend this matter.

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

Other than as disclosed under this Item 3, we know of no material, existing or pending legal proceedings to which we or our subsidiary are a party or of which any of our properties is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “AVXL.” Our shares of common stock began trading on NASDAQ effective October 28, 2015. Prior to October 28, 2015 and during the fiscal year ended September 30, 2015, our common stock was quoted on the OTC Markets - OTCQX under the trading symbol “AVXL”.

The following table contains information about the range of high and low sale prices for our common stock over the fiscal quarters for the last two fiscal years as quoted on NASDAQ and OTCQX, as applicable. Investors should not rely on historical prices of our common stock as an indication of its future price performance. On December 12, 2016, the closing price of our common stock as reported by NASDAQ was $4.88 per share.

Quarter Ended	High	Low
September 30, 2016	$8.30	$2.43
June 30, 2016	$6.49	$3.87
March 31, 2016	$6.34	$3.29
December 31, 2015	$14.84	$3.16
September 30, 2015	$6.68	$1.74
June 30, 2015	$1.96	$0.86
March 31, 2015	$0.99	$0.63
December 31, 2014	$0.88	$0.60

Transfer Agent

Shares of our common stock are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of December 12, 2016, there were approximately 56 holders of record of our common stock. As of such date, 39,610,967 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2016:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,050,553	5.20	3,370,303
Equity compensation plans not approved by security holders	-	-	-
Total	6,050,553		3,370,303

Stock Option Plan

On September 18, 2015, our board of directors approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company. The approval of the 2015 Plan was ratified by the Company’s stockholders on May 6, 2016.

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

The 2015 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant, and the exercise price of each option shall be at least the fair market value on the grant date; provided, however, that in the event that a grantee owns more than 10% of the Company’s common stock as of the date of grant, the exercise price of an option granted to such grantee that is intended to be an incentive stock option shall be not less than 110% of the fair market value on the date of grant. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

	For the Years ended September 30,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Results of operations
Revenue	-	-	-	-	-
Total Operating Expenses	(15,589)	(7,109)	(2,969)	(2,137)	(4,321)
Other income (Expenses), net	882	(4,999)	(8,399)	(1,563)	(3,980)
Net loss before provision for income taxes	(14,707)	(12,108)	(11,368)	(3,700)	(8,302)
Income tax benefit (expense)	(30)	-	1,400	-	-
Net loss and comprehensive loss	(14,737)	(12,108)	(9,968)	(3,700)	(8,302)
Loss per share, basic	$(0.42)	$(0.65)	$(1.02)	$(0.48)	$(1.16)
Loss per share, diluted	$(0.42)	$(0.65)	$(1.02)	$(0.48)	$(1.16)
Weighted average number of shares outstanding	35,153	18,585	9,805	7,977	7,042

Financial Condition
Cash and cash equivalents	9,187	15,291	7,262	345	11
Total assets	9,499	15,470	7,354	393	13
Long term debt	-	0	5,720	904	-
Shareholder equity	6,308	12,809	193	(2,463)	(2,875)

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2016, included elsewhere in this Annual Report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Annual Report on Form 10-K involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain commercial partners, (6) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative and neurodevelopmental diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (“CNS”) diseases, pain and various types of cancer. The Company’s lead compound ANAVEXTM 2-73 is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome.

In November 2016, a Phase 2a clinical trial going over 52 weeks was completed for ANAVEXTM 2-73 in mild-to-moderate Alzheimer’s patients. This open-label randomized trial met both primary and secondary endpoints, and was designed to assess the safety and exploratory efficacy of ANAVEXTM 2-73 in 32 patients. ANAVEXTM 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease. ANAVEXTM 2-73 showed no serious adverse events in a previously performed Phase 1 study. In pre-clinical studies, ANAVEXTM 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576. In March 2016, we received approval from the Ethics Committee in Australia to extend the ongoing Phase 2a clinical trial, which had been requested by patients and their caregivers.  The trial extension allows participants who complete 52 weeks in PART B to roll-over into a new trial and continue taking ANAVEXTM 2-73 for an additional 104 weeks, providing an opportunity to gather extended safety data.  The trial is independent of the Company’s planned larger Phase 2/3 double-blind, placebo-controlled study of ANAVEXTM 2-73 in Alzheimer’s disease.

In February 2016, the Company presented positive preclinical data for ANAVEXTM 2-73 in Rett syndrome, a rare neurodevelopmental disease indication. The study was funded by the Rettsyndrome.org foundation.

In September 2016, the Company presented positive preclinical data for ANAVEXTM 2-73 in Parkinson’s disease, which demonstrated significant improvements on all measures: behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J Fox Foundation (“MJFF”).

We intend to identify and initiate discussions with potential commercial partners in the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Financial Highlights

We had cash of approximately $9.2 million at September 30, 2016, compared to approximately $15.3 million at September 30, 2015. The principal reason for the decrease in cash is due to cash used in operations and for the advancement of clinical trial work and preclinical development.

Operating expenses in fiscal 2016 were approximately $15.6 million, compared to approximately $7.1 million in fiscal 2015 and $3.0 million in fiscal 2014. This increase was primarily attributable to ongoing clinical trial activities, preclinical work, an expansion of the Company’s team and increased legal fees. Operating expenses in fiscal 2016 include $5.1 million in non-cash compensation charges, compared to $1.6 million in fiscal 2015.

We expect our research and development expenses will continue to increase as a result of our ongoing Phase 2a clinical trial extension, advancement into the Company’s planned larger Phase 2/3 clinical study, and other auxiliary research and development activities. We continue to target potential research partners to further advance our pipeline compounds.

Net loss for fiscal 2016 was $14.7 million, or $0.42 per share, compared to a net loss of approximately $12.1 million, or $0.65 per share for fiscal 2015 and $10.0 million, or $1.02 per share for fiscal 2014.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Year ended September 30, 2016 compared to year ended September 30, 2015

Operating Expenses

Our operating expenses for the year ended September 30, 2016 were approximately $15.6 million which as an increase of 119% compared to approximately $7.1 million for the year ended September 30, 2015.

The increase was mainly attributable to an increase in research and development expenses, as well as an increase in salaries and wages, including non-cash stock based compensation charges.

Our research and development expenses for the year ended September 30, 2016 were approximately $7.3 million as compared to approximately $2.3 million for the year ended September 30, 2015, which represents an increase of 219%. Our research and development expenses have increased significantly as a result of an increase in expenses related to our Phase 2a clinical trial for ANAVEXTM 2-73 for Alzheimer’s disease, which commenced in December, 2014; and a significant increase in preclinical activities undertaken for ANAVEXTM 2-73 for other CNS indications.

Salaries and wages increased as a result of our expanded team. We incurred non-cash stock based compensation charges of $5.1 million associated with the vesting of stock options and restricted stock units issued to directors and officers, management and employees as part of long term compensation packages. In addition, we incurred other non-recurring compensation charges associated with the vesting of restricted stock awards to our CEO, in connection with the achievement of certain performance milestones stipulated in his 2013 employment agreement.

During the year ended September 30, 2016, we also incurred an increase in legal fees as a result of financing and SEC related activities.

Other income (expenses)

The aggregate amount in the other income (expense) for the year ended September 30, 2016, amounted to $0.9 million as compared to $(5.0) million for the comparable year ended September 30, 2015.

The largest reason for the increase in other income was a result of an amount of $0.7 million in grant income received during the period. We received a grant in the amount of $0.57 million as part of a research and development incentive program offered by the Australian government, in connection with eligible expenditures on our Phase 2a clinical trial, which was conducted in Australia. In addition, we received a research grant from the Michael J. Fox Foundation (“MJFF”) to develop ANAVEXTM 2-73 for the treatment of Parkinson’s disease. The MJFF research grant is being received over a period of two years and is being recognized into income as the related expenditures are incurred. During the year ended September 30, 2016, we recognized $0.14 million of this grant on our statement of operations.

In addition, there was a decrease in financing-related charges as a result of the conversion of a majority of the remaining principal balance on outstanding convertible debentures during the third and fourth quarter of fiscal 2015.

Year ended September 30, 2015 compared to year ended September 30, 2014

Operating Expenses

Our operating expenses for the year ended September 30, 2015 were $7.1 million, compared to approximately $3.0 million for the year ended September 30, 2014. The increase was mainly attributable to an increase in research and development expenses related to our Phase 2a clinical trial for ANAVEXTM 2-73, which commenced in December, 2014. In addition, the increase was attributable to compensation charges associated with the vesting of restricted stock awards to our CEO, in connection with the achievement of certain performance milestones. During the year ended September 30, 2015 we also incurred an increase in consulting fees relating to several consultants engaged to assist the Company with business development and scientific review, and legal fees relating to an increase in financing related activities.

Other income (expenses)

The aggregate amount in the other income (expense) for the year ended September 30, 2015, amounted to $(5.0) million as compared to $(8.4) million for the comparable year ended September 30, 2014. The largest single decrease in this loss was as a result of certain non-cash, non-operational accounting charges related to amendments to the Debentures in the comparative period which resulted in a non-cash accounting charge being recorded on the statement of operations in that period. Other net expenses in the current year consist primarily of accretion charges associated with the early conversion of a majority of the remaining principal balances owing under the Debentures during the year ended September 30, 2015.

Income tax expense (benefit)

The Company did not have any income tax expense during the year ended September 30, 2015. During the year ended September 30, 2014, the Company recognized a deferred income tax benefit of $1.4 million in connection with the issuance of Convertible Debentures and a related beneficial conversion feature for accounting purposes, which effectively created a temporary difference for tax purposes. The temporary difference for tax purposes was recognized as a deferred income tax liability, which in turn resulted in the Company being able to reduce its existing valuation allowance against deferred income tax assets available to offset such liability.

Liquidity and Capital Resources

Working Capital

	2016	2015
Current Assets	$9,446,285	$15,468,661
Current Liabilities	3,190,525	2,660,578
Working Capital	$6,255,760	$12,808,083

As of September 30, 2016, we had $9.2 million in cash, a decrease from $15.3 million at September 30, 2015. The principal reason for the decrease in cash is due to cash used in operations and for the advancement of research and development. During the year ended September 30, 2016, operating expenses used $9.2 million in cash.

At December 12, 2016, we had $17.3 million in cash. We intend to use the majority of our capital resources to complete the next clinical trial for ANAVEXTM 2-73, and to perform work necessary to prepare for further clinical development.

Cash Flows

	2016	2015	2014
Cash flows used in operating activities	$(9,236,823)	$(4,227,006)	$(2,659,379)
Cash flows used in investing activities	-	-	(3,015)
Cash flows provided by financing activities	3,132,661	12,255,844	9,579,458
Increase (decrease) in cash	$(6,104,162)	$8,028,838	$6,917,064

Cash flow used in operating activities

The increase in cash used in operating activities during fiscal 2016 as compared to fiscal 2015 was primarily as a result of increased research and development activities and an increase in internal staffing costs, as more fully described above, and as a result of non-recurring tax payments made on behalf of a director and officer of the Company in accordance with a 2013 employment agreement.

The increase in cash used in operating activities during fiscal 2015 as compared to fiscal 2014 was primarily as a result of the increased research and development activities as a result of the commencement of Phase 2a clinical trial work in December, 2014.

Cash used in investing activities

There was no material amount of cash used in investing activities during fiscal 2016, 2015 and 2014.

Cash flow provided by financing activities

Cash provided by financing activities for fiscal 2016 was mostly attributable to cash received pursuant to the exercise of outstanding share purchase warrants, and cash received from the issuance of common shares under the Purchase Agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

Cash provided by financing activities for fiscal 2015 was primarily attributable to cash received pursuant to the exercise of outstanding share purchase warrants and cash from the issuance of common shares under a purchase agreement entered into with Lincoln Park on July 5, 2013, pursuant to which Lincoln Park initially purchased 250,000 shares of the Company’s common stock for $100,000 and the Company had the right, in its sole discretion over a 25-month period, to sell to Lincoln Park up to the additional aggregate commitment of $9.9 Million of shares of common stock.

In fiscal 2014 cash inflows from financing activities were primarily received from the issuance of Senior Secured Convertible debentures in that period.

Other Financings

$50 Million Lincoln Park Purchase Agreement

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of September 30, 2016, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$280,472	$112,189	$168,283	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$280,472	$112,189	$168,283	-	-

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

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, politics, global economics, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. This standard is effective for the Company beginning on October 1, 2016. The adoption of this standard will not have a material impact for any period presented.

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact for any period presented.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including interest rate risk, foreign currency exchange risk and equity price risk.

Interest Rate Risk

We invest a major portion of our cash surplus in bank deposits in the United States and, to a lesser extent, Australia. Since the bank deposits typically carry fixed interest rates, financial income over the holding period is not sensitive to changes in interest rates, but only the fair value of these instruments. However, our interest gains from future deposits could decline in the future as a result of changes in the financial markets. In any event, given the historic low levels of the interest rate, we estimate that a decline in the interest rate we are currently receiving will not result in a material adverse effect to our business.

Foreign Currency Exchange Risk

A significant portion of our expenditures, including clinical research expenses relate to our operations in Australia and a portion of our consultancy expenses are incurred in Euros.  The cost of those expenses, as expressed in US dollars, is influenced by the exchange rate of these currencies against the US Dollar. If the US dollar declines in value in relation to these currencies, it will become more expensive for us to fund our operations. To limit this risk, the Company holds minimal cash reserves in Australian Dollars and Euros.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-24 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2016, because of a material weakness in our internal controls over financial reporting, as discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this evaluation, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2016. The ineffectiveness of our internal controls over financial reporting was due to the existence of a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weakness:

•	We had a lack of adequate oversight related to the development and performance of internal controls. Due to the limited number of personnel in the Company, there are inherent limitations to segregation of duties among the Company’s personnel to perform adequate oversight.

To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented

Remediation

Following the Audit Committee’s independent review, and in response to the material weakness discussed above, we plan on taking the following measures to improve internal control over financial reporting:

•	Management will request the board of directors, including the audit committee, develop additional procedures to perform oversight of development and performance of internal controls.

Management and our Audit Committee will monitor these remedial measures and the effectiveness of our internal controls and procedures.

BDO USA, LLP, an independent registered public accounting firm, has provided an attestation report on the Company’s internal control over financial reporting as of September 30, 2016, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, the Company made the following changes to its internal controls over financial reporting:

(i)	We extensively updated written policies and procedures for our risk assessment, accounting and financial reporting processes using the framework in Internal Control — Integrated Framework (2013) issued by COSO; and

(ii)	We established an internal whistleblower hotline; and

(iii)	We updated our Code of Ethics and documented our corporate policies and procedures in an Employee Handbook.

Other than such changes, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Secretary	51	July 5, 2013
Athanasios Skarpelos	Director	50	January 9, 2013
Bernd Metzner, PhD	Director	45	May 7, 2014
Elliot Favus, MD	Director	42	May 7, 2014
Steffen Thomas, PhD	Director	50	June 15, 2015
Sandra Boenisch	Principal Financial Officer, Treasurer	35	October 1, 2015

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Christopher Missling, PhD. Christopher Missling has over twenty (20) years of healthcare industry experience in big pharmaceutical, biotech industry and investment banking. Most recently, from March 2007 until his appointment by our company, Mr. Missling served as the head of healthcare investment banking at Brimberg & Co. in New York, New York. Also, Mr. Missling served as the Chief Financial Officer of Curis, Inc. (NASDAQ:CRIS) and ImmunoGen, Inc. (NASDAQ:IMGN). Mr. Missling earned his MS and PhD from the University of Munich and an MBA from Northwestern University Kellogg School of Management and WHU Otto Beisheim School of Management.

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

Bernd Metzner, PhD. Bernd Metzner is currently the Chief Financial Officer of the Stroeer Group. Previously, he was Chief Administration Officer and member of the Board of Management of Bayer Schering Pharma AG, the pharmaceutical division of $100+ billion market cap company Bayer AG. In this position, Dr. Metzner had worldwide financial responsibility for the Bayer Pharma Group. During his almost 10-years with Bayer AG, Dr. Metzner also held several senior international management positions in the corporate finance organization of Bayer AG, including Chief Financial Officer of Bayer S.p.A. Italy and heading the coordination of the successful spin-off of Lanxess, a specialty chemicals group. Dr. Metzner started his career at the law firm Flick Gocke Schaumburg and has a degree in business administration from the University of Siegen. After obtaining his doctorate, he became a chartered accountant.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended September 30, 2016, with the exception of the following: (i) Dr. Missling did not timely file one (1) Form 4 report in which one (1) transaction was reported, and (ii) Dr. Favus did not timely file three (3) Form 4 reports in which three (3) transactions were reported.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and to all employees. We have posted our policy on our website at www.anavex.com.

Audit Committee and Audit Committee Financial Experts

The members of the Audit Committee are Bernd Metzner (Chairman), Athanasios Skarpelos and Steffen Thomas. Our board of directors has determined that Bernd Metzner is an “audit committee financial expert” as defined by applicable SEC and Nasdaq rules.

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Bernd Metzner (Chairman) and Steffen Thomas.

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

Compensation Committee

The members of our Compensation Committee are Bernd Metzner (Chairman) and Steffen Thomas.

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

ITEM 11. EXECUTIVE COMPENSATION

The Company’s compensation objectives are to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled, talented management, which is necessary for the Company to achieve its financial and strategic objectives and create long-term value for our stockholders.

A significant portion of the Company’s executive compensation opportunity is related to factors that directly and indirectly influence shareholder value, including long-term stock performance and operational performance. We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances.

Our Executive Compensation Program and Philosophy

The intent of the Company’s compensation program is to attract and retain talent, to create incentives for and to reward excellent performance. We seek to compensate our executives in a manner that is competitive, rewards performance that creates shareholder value, recognizes individual contributions, and encourages long-term value creation.

The Compensation Committee meets at least twice per year to review and evaluate executive compensation and each executive officer’s performance. The Compensation Committee utilizes quantitative and qualitative factors, including the accomplishment of initiatives, attitude, and leadership and applies overall judgment to assess performance, taking into account the financial condition of the Company. Ultimately, the Compensation Committee seeks to evaluate, based on the achievement of financial and nonfinancial objectives, the variable compensation, including special awards, of executive officers of the Company and decide on the base salary and target discretionary bonus for such persons taking into account relevant benchmark data.

The Compensation Committee believes that a significant portion of each executive’s compensation opportunity should be tied to variable compensation and value creation for shareholders. The Compensation Committee believes this mix provides an appropriate balance between the financial security required to attract and retain qualified individuals, and the Compensation Committee’s goal of ensuring that executive compensation rewards performance that benefits shareholders over the long term.

Compensation Consultants

The Compensation Committee makes recommendations to the Board for all compensation for executives, including the structure and design of the compensation programs. The Compensation Committee is responsible for retaining and terminating compensation consultants and determining the terms and conditions of their engagement.

Annual Discretionary Cash Bonuses

The Company has an annual discretionary cash bonus program. The Compensation Committee, or board of directors works with the Chief Executive Officer to evaluate the Company’s financial performance and overall financial condition to determine if discretionary bonuses are to be paid.

Benefits

The Company’s executives are entitled to participate in employee benefit plans, programs and arrangements implemented by the Company and generally available to all salaried employees, such as medical, dental and insurance programs. Executives are also allowed to participate in the Company’s tax-qualified 401(k) Plan offered to all similarly situated full-time employees.

Summary Compensation

The particulars of compensation paid to the following persons for the last two completed fiscal years:

a)	our principal executive officers;

b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2016 who had total compensation exceeding $100,000; and

c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended September 30, 2016 and 2015, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Other Annual Compensation ($)		Total ($)
Christopher Missling, PhD(1)	2016	305,000		-		-	8,495,900	2,290,340	(2)	11,091,240
President, Chief Executive Officer,	2015	240,000		-		1,220,000	1,151,309	1,128,064	(2)	3,739,373
Chief Financial Officer and Director	2014	240,000		400,000	(3)	-	127,800	-		767,800

Sandra Boenisch(4)	2016	58,000	(5)	-		-	407,400	-		465,419
Principal Financial Officer	2015	-		-		-	-	-		-
	2014	-		-		-	-	-		-

(1)	Christopher Missling was appointed as director, President, Chief Executive Officer, Chief Financial Officer, and Secretary on July 5, 2013.
(2)	The compensation was recorded in connection with the Company’s payment of an income tax withholding obligation arising as a result of the vesting of restricted stock awards during the years ended September 30, 2016 and 2015, in accordance with the terms of Dr. Missling’s employment agreement dated July 5, 2013.
(3)	The bonus was a result of the successful financing in March 2014.
(4)	Ms. Boenisch’s employment became effective on October 1, 2015.
(5)	Compensation to Ms. Boenisch denominated in Canadian Dollars and has been translated to US dollars at an exchange rate of 0.7438 during the year ended September 30, 2016.

Employment Agreements

Christopher Missling

The Company and Dr. Missling have entered into an employment agreement dated July 5, 2013, as amended and extended on July 5, 2016 and as amended and restated on July 18, 2016, whereby the Company agreed to pay to Dr. Missling an annual base salary of $500,000. In addition, Dr. Missling (i) is eligible to earn an annual cash bonus for each whole or partial calendar year of up to $100,000; (ii) is eligible to participate in the Company’s employee benefit plans; and (iii) the Company has agreed to indemnify Dr. Missling in connection with his provision of services to the Company.

During the year ended September 30, 2016 and in connection with the Amended and Restated First Amendment to the Employment Agreement with Dr. Missling in his continuing capacity as Chief Executive Officer of the Company, Dr. Missling was granted options with a value of Two Million Dollars ($2,000,000) to purchase shares of the Company’s common stock, which was equal to 379,625 options at an exercise price of $6.26 These options shall vest quarterly over a three year period, commencing on October 5, 2016. In addition, Dr. Missling was granted options to purchase 861,429 shares of the Company’s common stock at an exercise price of $7.06, which options will vest quarterly over a three-year period, commencing on October 18, 2016.

Sandra Boenisch

In connection with Ms. Boenisch’s appointment as Principal Financial Officer, the Company and Ms. Boenisch entered into an employment agreement, effective October 1, 2015, whereby: (a) the Company shall pay to Ms. Boenisch an annual base salary of Seventy-Eight Thousand and 00/100 Canadian Dollars ($78,000 CAD), with Ms. Boenisch being eligible for bonuses which are anticipated to be up to 25% of her annual base salary, and salary increases; (b) Ms. Boenisch received a sign-on stock option grant of 100,000 shares; and (c) Ms. Boenisch is able to participate in the Company’s employee benefit plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2016.

Option Awards						Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Christopher Missling	500,000	-	-	1.60	July 5, 2023	-	-	-	-
	62,500	62,500	-	1.32	May 8, 2024
	333,334	166,666	-	0.92	April 2, 2025
	62,500	125,000	-	5.04	Sept 18, 2025
	-	379,625	-	6.26	July 5, 2026
	-	861,429	-	7.06	July 18, 2026
	500,000	-	-	3.28	Sept 22, 2026

Athanasios Skarpelos	33,334	16,666	-	0.92	April 2, 2025	-	-	-	-
	100,000	-	-	3.28	Sep 22, 2026

Bernd Metzner	25,000	12,500	-	1.20	May 7, 2024	-	-	-	-
	33,334	16,666	-	0.92	April 2, 2025
	100,000	-	-	3.28	Sept 22, 2026

Elliot Favus	25,000	12,500	-	1.20	May 7, 2024	-	-	-	-
	33,334	16,666	-	0.92	April 2, 2025
	1,500	-	-	5.64	Sept 30, 2025
	1,500	-	-	5.57	Dec 31, 2025
	-	1,500	-	4.90	Mar 31, 2026
	1,500	-	-	5.66	April 27, 2026
	-	1,500	-	6.11	June 30, 2026
	100,000	-	-	3.28	Sept 22, 2026

Steffen Thomas	16,667	33,333	-	1.76	June 15, 2025	-	-	-	-
	100,000	-	-	3.28	Sept 22, 2026

Sandra Boenisch	8,333	16,667	-	5.68	Oct 2, 2026	-	-	-	-
	106,696	-	-	3.28	Sept 22, 2026

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

The 2015 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant, and the exercise price of each option shall be at least the fair market value on the grant date; provided, however, that in the event that a grantee owns more than 10% of the Company’s common stock as of the date of grant, the exercise price of an option granted to such grantee that is intended to be an incentive stock option shall be not less than 110% of the fair market value on the date of grant. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Athanasios Skarpelos	-	-	274,150	-	-	-	274,150
Bernd Metzner	15,500	-	274,150	-	-	-	289,650
Elliot Favus	-	-	308,450	-	-	-	308,450
Steffen Thomas	-	-	274,150	-	-	-	274,150

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Effective July 18, 2016 the Company entered into the Amended and Restated First Amendment to Employment Agreement with Dr. Missling (“Employment Agreement”) in his continuing capacity as Chief Executive Officer of the Company. The Amendment amends the First Amendment to Employment Agreement dated July 5, 2016, and the Employment Agreement by and between the Company and Dr. Missling, dated June 27, 2013 and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013. The Employment Agreement contains provisions regarding our obligations to Dr. Missling upon his termination and upon a change of control. In the event of a change of control, as such term is defined in the Employment Agreement, all of the restricted stock granted to Dr. Missling shall vest. Depending on the nature of the termination of Dr. Missling’s services, certain of his salary, bonus and granted securities shall vest in the amounts at such time as set forth in the Employment Agreement. A copy of the Employment Agreement is set forth in its entirety as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2016.

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

Compensation Committee Interlocks and Insider Participation

None of our directors who currently serve as members of our compensation committee is, or has at any time during the past year been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis and has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended September 30, 2016.

The members of our Compensation Committee are Bernd Metzner (Chairman) and Steffen Thomas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 12, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Common Stock	Christopher Missling (CEO/Director)	2,461,584	(2)	6.0%
	51 W 52nd Street,
	7th floor
	New York, NY 10019

Common Stock	Athanasios Skarpelos (Director)	1,439,792	(3)	3.6%
	51 W 52nd Street,
	7th Floor
	New York, NY 10019

Common Stock	Bernd Metzner (Director)	158,334	(4)	0.4%
	51 W 52nd Street,
	7th Floor
	New York, NY 10019

Common Stock	Elliot Favus (Director)	162,834	(5)	0.4%
	51 W 52nd Street,
	7th Floor
	New York, NY 10019

Common Stock	Steffen Thomas (Director)	116,667	(6)	0.3%
	51 W 52nd Street,
	7th Floor
	New York, NY 10019

Common Stock	Sandra Boenisch (Principal Financial Officer)	140,075	(7)	0.4%
	51 W 52nd Street,
	7th Floor
	New York, NY 10019

Common Stock	Directors & Executive Officers as a group (6 persons)	4,479,286		10.7%

(1)	Percentage of ownership is based on 39,610,967 shares of our common stock issued and outstanding as of December 12, 2016. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 500,000 shares of our common stock at $1.60 per share, options to purchase 62,500 shares of our common stock at $1.32 per share, options to purchase 333,334 shares of our common stock at $0.92 per share, options to purchase 62,500 shares of our common stock at $5.04 per share, and options to purchase 500,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 62,500 shares of our common stock at $1.32 per share, options to purchase 166,666 shares of our common stock at $0.92 per share, options to purchase 125,000 shares of our common stock at $5.04 per share, options to purchase 379,625 shares of our common stock at $6.26 per share and options to purchase 861,429 shares of our common stock at $7.06 per share that do not vest within 60 days.

(3)	Includes options to purchase 33,334 shares of our common stock at $0.92 per share and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,666 shares of our common stock at $0.92 per share that do not vest within 60 days.

(4)	Includes options to purchase 25,000 shares of our common stock at $1.20 per share, options to purchase 33,334 shares of our common stock at $0.92 per share, and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 12,500 shares of our common stock at $1.20 per share and options to purchase 16,666 shares of our common stock at $0.92 per share that are not vesting within 60 days.

(5)	Includes options to purchase 25,000 shares of our common stock at $1.20 per share, options to purchase 33,334 shares of our common stock at $0.92 per share, options to purchase 1,500 shares of our common stock at $1.80 per share, options to purchase 1,500 shares of our common stock at $5.64 per share, options to purchase 1,500 shares of our common stock at $5.47 per share, options to purchase 1,500 shares of our common stock at $4.05, options to purchase 1,500 shares of our common stock at $6.11 per share, and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 12,500 shares of our common stock at $1.20 per share and options to purchase 16,666 shares of our common stock at $0.92 per share that are not vesting within 60 days.

(6)	Includes options to purchase 16,667 shares of our common stock at $1.68 per share and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 33,333 shares of our common stock at $1.68 per share that do not vest within 60 days.

(7)	Includes options to purchase 10,416 shares of our common stock at $5.68 per share and options to purchase 106,696 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 14,583 shares of our common stock at $5.68 per share that do not vest within 60 days.

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Our Code of Business Conduct and Audit Committee Charter set forth our policies and procedures for the review and approval of transactions with related persons, including transactions that would be required to be disclosed in this Annual Report on Form 10-K in accordance with SEC rules.

In circumstances where one of our directors or executive officers, or a family member, has a direct or indirect material interest in a transaction with the Company, our Corporate Governance Committee must review and approve all such proposed transactions. In determining whether to approve or ratify a transaction with a related person, among the factors the Audit Committee may consider (as applicable) are: the business purpose for entering into the transaction, the size and terms of the transaction, the availability of alternative sources of comparable products or services, whether the transaction could impair the judgment of the related person in performing his or her duties and whether the transaction would be consistent with NASDAQ’s requirements for independent directors, and any other factors the Audit Committee deems relevant.

There have been no other transactions, since October 1, 2015, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000, and in which any of the following persons had or will have a direct or indirect material interest.

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

Director Independence

We deem that Christopher Missling, PhD is not independent as that term is defined by NASDAQ 5605(a)(2) because Mr. Missling serves as our President, Chief Executive Officer, and Secretary.

We deem that Bernd Metzner, Elliot Favus, Athanasios Skarpelos and Steffen Thomas are independent as that term is defined by NASDAQ 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firm, for the fiscal years ended September 30, 2016, 2015 and 2014:

	2016	2015	2014
Audit Fees	$197,942	$120,848	$115,125
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total Fees	$197,942	$120,848	$115,125

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided by our independent registered public accounting firm for the fiscal years ended September 30, 2016, 2015 and 2014, in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on October 6, 2015 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 6, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(10)	Material Contracts
10.1	Agreement between Anavex Life Sciences Corp. and Dr. Alexandre Vamvakides dated January 31, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2007)
10.2	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 22, 2007)
10.3	Shares for Services and Subscription Agreement dated September 11, 2007 between our company and Eurogenet Labs S.A. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2007)
10.4	2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
10.5	Consulting Agreement with Cameron Durrant dated May 20, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB filed on August 18, 2008
10.6	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.7	Consulting Agreement with Tariq Arshad dated March 2, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.8	Consulting Agreement with Dr. Mark Smith dated January 13, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.9	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)
10.10	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 3, 2009)

Exhibit Number	Description
10.11	Amended Consulting Agreement with Cameron Durrant dated May 14, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.12	CEO Consulting Agreement with Dr. Herve de Kergrohen dated June 12, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.13	Form of Private Placement subscription agreement dated June 15, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.14	Shares for Services Agreement with Andreas Eleuthariadis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.15	Shares for Services Agreement with Vasileios Kourafalos dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.16	Shares for Services Agreement with George Kalkanis dated June 10, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.17	Stock Option Agreement with Alexandre Vamvakides dated June 11, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
10.19	Form of Private Placement Subscription Agreement Convertible Loan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.20	Form of Private Placement Subscription Agreement for Units (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
10.21	Consultant Services Agreement with NAD Ltd. dated July 1, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.22	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.23	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 12, 2009)
10.24	Stock Option Agreement with Alexander Vamvakides dated October 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 24, 2009)
10.25	Promissory note issued to Stonehedge Limited on January 1, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on March 31, 2010)
10.26	Second Amended Consulting Agreement with Dr. Cameron Durrant dated January 2, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.27	Contract Lease Agreement with Euro Genet Labs SA dated February 1, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.28	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.29	Form of Warrant Certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.30	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 9, 2010)
10.31	Form of Subscription Agreement for US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.32	Form of Subscription Agreement for non-US subscribers (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.33	Form of Warrant Certificate for US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.34	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 6, 2010)
10.35	Shares for Services Agreement dated July 5, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)
10.36	Form of Warrant Certificate for non-US warrant holders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 9, 2010)

Exhibit Number	Description
10.37	Agreement for Services with Genesis Biopharma Group LLC dated August 10, 2010 (incorporated by reference to an exhibit of our Current Report on Form 8-K filed on August 18, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.38	Agreement for Services with ABX-CRO Advanced Pharmaceutical Services dated August 10, 2010 (incorporated by reference to an exhibit of our Current Report on Form 8-K filed on August 18, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.39	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.40	Form of Subscription Agreement (Canadian and Offshore Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.41	Form of Warrant Certificate (US warrant holders)(incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.42	Form of Warrant Certificate (Canadian and Offshore warrant holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 9, 2010)
10.43	Consulting Agreement dated August 2, 2010 with Tom Skarpelos (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.44	Independent Contractor Agreement dated September 1, 2010 with David Tousley (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.45	Sublease Contract with Genesis Research LLC dated September 15, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
10.46	Form of Subscription Agreement (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.47	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.48	Form of Warrant Certificate (US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.49	Form of Warrant Certificate (non-US Warrant Holders) (US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.50	Shares for Service and Subscription Agreement dated November 1, 2010 with Eurogenet Labs SA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.51	Subscription Agreement with Stonehedge Limited dated November 17, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 22, 2010)
10.52	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.53	Form of Warrant Certificate Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.54	Shares for Services Agreement Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 30, 2010)
10.55	Form of Subscription Agreement (non-US Purchasers) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.56	Form of Warrant Certificate (non-US Warrant Holders) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.57	Termination Agreement dated February 2, 2011 with Genesis BioPharma Group, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.58	Independent Contractor Agreement with Harvey Lalach dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)

Exhibit Number	Description
10.59	Independent Contractor Agreement with Dr. Angelos Stergiou dated February 1, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 7, 2011)
10.60	Amended and Restated 2007 Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 8, 2011)
10.61	Form of Advisory Board Consulting Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2011)
10.62	Consulting Agreement dated March 30, 2011 with Shackleton Consulting Corp. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 13, 2011)
10.63	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 26, 2011)
10.64	Form of subscription agreement for convertible debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.65	Form of warrant certificate (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.66	Amended Stock Option Agreement dated September 16, 2011 with Cameron Durrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 21, 2011)
10.67	Consulting Agreement dated effective October 10, 2011, with George Tidmarsh (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 14, 2011)
10.68	Form of subscription agreement for services (US purchaser) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.69	Form of subscription agreement for units (Offshore purchasers) (incorporated by reference to our current report on Form 8-K filed on February 10, 2012)
10.70	Unsecured Promissory Note dated April 20, 2012 issued to Georgia Georgopoulou (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2012)
10.71	Form of subscription agreements for convertible debenture and promissory notes (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 7, 2012)
10.72	Promissory Note dated October 17, 2012 issued to Akira International Limited (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 31, 2012)
10.73	Promissory Note dated November 12, 2012 issued to Akira International Limited (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 31, 2012)
10.74	Form of SPA (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.75	Form of Exchange Agreement (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on July 8, 2013)
10.76	Form of Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.77	Form of Registration Rights Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.78	Purchase Agreement, dated as of July 5, 2013, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.79	Registration Rights Agreement, dated as of July 5, 2013, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 8, 2013)
10.80	Employment Agreement, dated as of July 5, 2013, by and between the Company and Christopher Missling, PhD (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 14, 2013)

Exhibit Number	Description
10.81	2012 Addendum to the Contract for the Transfer of a Patent Invention and Scientific Collaboration dated January 11, 2013 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 30, 2013)
10.82	Appendix A to the 2012 Addendum to the Contract for the Transfer of a Patent Invention and Scientific Collaboration dated January 11, 2013 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 30, 2013)
10.83	Form of Amendment No. 1 to Common Stock Securities Purchase Warrant, entered into December 21, 2013 Agreement, dated March 13, 2014, by and among the Company and the Purchasers named therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.84	Form of Registration Rights Agreement, dated March 13, 2014, by and among the Company and the parties identified therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.85	Form of Senior Convertible Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.86	Form of Series A/B Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.87	Form of Amendment No. 1 to Registration Rights Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2014
10.88	Securities Purchase Agreement, dated October 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
10.89	Form of Series A Common Stock Purchase Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
10.90	Form of Series B Common Stock Purchase Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
10.91	2015 Omnibus Incentive Plan (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 29, 2015)
10.92	Employment Agreement, dated as of October 1, 2015, by and between the Company and Sandra Boenisch (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 29, 2015)
10.93	Purchase Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.94	Registration Rights Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.95	First Amendment To Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.96	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)

Exhibit Number	Description
14	Code of Ethics
14.1*	Code of Ethics Adopted on September 13, 2016
(21)	Subsidiaries
21.1	Anavex Australia Pty Limited, a company incorporated under the laws of Australia
(23)	Consent
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 27, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 27, 2010)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Anavex Life Sciences Corp.

New York, NY

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. as of September 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. at September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anavex Life Sciences Corp.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

New York, NY

December 14, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Anavex Life Sciences Corp.

New York, NY

We have audited Anavex Life Sciences Corp.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anavex Life Sciences Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding lack of adequate oversight related to the development and performance of internal controls has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2016 financial statements, and this report does not affect our report dated December 14, 2016 on those financial statements.

In our opinion, Anavex Life Sciences Corp. did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anavex Life Sciences Corp. as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016 and our report dated December 14, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

December 14, 2016

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2016	2015
Current
Cash	$9,186,814	$15,290,976
Sales Tax Recoverable	79,347	76,840
Prepaid expenses	180,124	100,845
	9,446,285	15,468,661
Deposits	52,396	-
Equipment	-	1,252
	$9,498,681	$15,469,913

Current
Accounts payable and accrued liabilities	$3,119,993	$2,503,726
Deferred grant income	70,532	71,614
Promissory notes payable	-	85,238
	3,190,525	2,660,578

Senior Convertible Debentures	-	332
	3,190,525	2,660,910

Commitments - Note 9

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
36,168,299 common shares (September 30, 2015 - 32,044,213)	36,169	32,044
Additional paid-in capital	84,290,140	74,060,999
Common stock to be issued	-	1,997,415
Accumulated deficit	(78,018,153)	(63,281,455)
	6,308,156	12,809,003
	$9,498,681	$15,469,913

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2016	2015	2014
Operating expenses
General and administrative	$8,334,740	$4,836,978	$2,236,580
Research and development	7,254,303	2,271,736	732,395

Total operating expenses	(15,589,043)	(7,108,714)	(2,968,975)

Other income (expenses)
Grant income	712,288	-	-
Interest income (expense), net	11,322	(71,825)	(7,089)
Gain on settlement of accounts payable	151,402	-	199,655
Gain on settlement of debt	61,205	-	-
Financing related charges and adjustments	(5,812)	(4,998,145)	(8,624,986)
Foreign exchange (loss) gain	(48,445)	70,554	33,042

Total other income (expenses), net	881,960	(4,999,416)	(8,399,378)
Net loss before provision for income taxes	(14,707,083)	(12,108,130)	(11,368,353)

Income tax expense - current	(29,615)	-	-
Income tax benefit - deferred	-	-	1,400,000

Net loss and comprehensive loss	$(14,736,698)	$(12,108,130)	$(9,968,353)

Loss per share
Basic	$(0.42)	$(0.65)	$(1.02)
Diluted	$(0.42)	$(0.65)	$(1.02)

Weighted average number of shares outstanding
Basic	35,153,426	18,584,820	9,804,539
Diluted	35,153,426	18,584,820	9,804,539

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2016	2015	2014

Cash Flows used in Operating Activities
Net loss	$(14,736,698)	$(12,108,130)	$(9,968,353)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	1,252	995	768
Accretion of debt discount	5,830	4,515,987	1,917,615
Stock-based compensation	5,062,267	1,633,979	637,925
Amortization of deferred financing charge	-	-	1,123,612
Non-cash financing related charges	-	29,000	-
Deferred income tax benefit	-	-	(1,400,000)
Change in fair value of derivative financial instruments	-	567,000	(2,956,000)
Loss (gain) on extinguishment of debt	(61,205)	(84,842)	8,539,759
Gain on settlement of accounts payable	(151,402)	-	(199,655)
Unrealized foreign exchange	3,065	(18,683)	(18,798)
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	(2,507)	(76,840)	-
Prepaid expenses and deposits	(79,279)	(67,692)	(33,234)
Deposits	(52,396)	-	-
Accounts payable and accrued liabilities	775,332	1,310,606	(303,018)
Deferred grant income	(1,082)	71,614	-
Net cash used in operating activities	(9,236,823)	(4,227,006)	(2,659,379)

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(3,015)
Net cash used in investing activities	-	-	(3,015)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	3,167,420	12,343,988	368,170
Financing fees paid	-	-	(788,712)
Repayment of promissory notes	(34,759)	(88,144)	-
Proceeds from the issuance of convertible debentures	-	-	10,000,000
Net cash provided by financing activities	3,132,661	12,255,844	9,579,458

(Decrease) increase in cash during the period	(6,104,162)	8,028,838	6,917,064
Cash, beginning of period	15,290,976	7,262,138	345,074
Cash, end of period	$9,186,814	$15,290,976	$7,262,138

Supplemental Cash Flow Information - Note 11

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the years ended September 30, 2016, 2015 and 2014

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total
Balance, October 1, 2013	9,309,400	$9,309	$38,672,452	$60,000	$(41,204,972)	$(2,463,211)
Equity units issued under Purchase Agreement	100,000	100.00	188,070	-	-	188,170
Commitment shares issued under terms of Purchase Agreement	628	1	(1)	-	-	-
Capital stock issued for cash - at $2.00	30,000	30	59,970	(60,000)		-
Capital stock issued for cash - at $1.20	125,000	125	149,875	30,000		180,000
Share issue costs, net of recovery	-	-	(2,452)	-	-	(2,452)
Issuance of detachable warrants	-	-	5,989,900	-	-	5,989,900
Agent's warrants issued in connection with convertible debentures	-	-	334,900	-	-	334,900
Beneficial conversion feature on convertible debentures issued, net of deferred income tax	-	-	2,610,100	-	-	2,610,100
Reclassification of derivative financial instruments upon modification of warrant terms	-	-	221,000	-	-	221,000
Capital stock issued pursuant to debt conversions - at $1.20	1,594,607	1,595	1,911,932	-	-	1,913,527
Capital stock issued pursuant to debt conversions - at $1.00	640,428	640	550,480	-	-	551,120
Stock based compensation	-	-	27,925	610,000	-	637,925
Net loss	-	-	-	-	(9,968,353)	(9,968,353)

Balance, September 30, 2014	11,800,063	$11,800	$50,714,151	$640,000	$(51,173,325)	$192,626
Equity units issued under Purchase Agreement	1,825,000	1,825	8,125,440	-	-	8,127,265
Commitment shares issued under terms of Purchase Agreement	27,144	27	(27)	-	-	-
Capital stock issued pursuant to debt conversions - at $1.00	7,272,487	7,272	6,587,850	167,415	-	6,762,537
Capital stock issued for cash - at $1.00	500,000	500	1,500	-	-	2,000
Capital stock issued pursuant to subscriptions received - at $1.20	25,000	25	29,975	(30,000)		-
Shares issued pursuant to the exercise of warrants - at $1.20	3,097,275	3,097	3,713,629	-	-	3,716,726
Shares issued pursuant to the exercise of warrants - cashless	6,838,632	6,839	(6,839)	-	-	-
Shares issued pursuant to favored nations provision	658,612	659	(659)	-	-	-
Reclassification of derivative liability	-	-	4,482,000	-	-	4,482,000
Stock based compensation	-	-	413,979	1,220,000	-	1,633,979
Net loss	-	-	-	-	(12,108,130)	(12,108,130)

Balance, September 30, 2015	32,044,213	$32,044	$74,060,999	$1,997,415	$(63,281,455)	$12,809,003
Equity units issued under Purchase Agreements	740,523	741	3,041,619	-	-	3,042,360
Commitment shares issued under terms of Purchase Agreements	187,616	188	(188)	-	-	-
Capital stock issued pursuant to debt conversions - at $1.00	173,577	173	173,404	(167,415)	-	6,162
Shares issued pursuant to the exercise of warrants	41,687	42	125,020	-	-	125,062
Shares issued pursuant to the exercise of warrants - cashless	1,979,246	1,979	(1,979)	-	-	-
Shares issued pursuant to employment agreement	1,000,000	1,000	2,439,000	(1,830,000)	-	610,000
Shares issued for rounding in connection with 4:1 reverse stock split	1,437	2	(2)	-	-	-
Stock based compensation	-	-	4,452,267	-	-	4,452,267
Net loss	-	-	-	-	(14,736,698)	(14,736,698)

Balance, September 30, 2016	36,168,299	$36,169	$84,290,140	$-	$(78,018,153)	$6,308,156

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 1

Note 1	Business Description and Basis of Presentation

Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative and neurodevelopmental diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (CNS) diseases, pain and various types of cancer. The Company’s lead compound ANAVEX 2-73 is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other CNS diseases, including rare diseases, such as Rett syndrome.

Reverse Stock Split

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

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-K.

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

These consolidated financial statements include the accounts of Anavex Life Sciences Corp. and its wholly-owned subsidiary, Anavex Australia Pty Limited, a company incorporated under the laws of Australia. All inter-company transactions and balances have been eliminated.

c)	Equipment

Equipment is recorded at cost and is depreciated at 33% per annum on the straight-line basis.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 2

Note 2	Summary of Significant Accounting Policies – (continued)

d)	Financial Instruments

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

The Company has determined that the functional currency of Anavex Australia Pty Limited is the US dollar.

f)	Research and Development Expenses

Research and developments costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including salaries, facilities costs, overhead costs and other related expenses, as well as costs incurred in connection with third-party collaboration efforts. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved.

In addition, the Company incurs expenses in respect of the acquisition of intellectual property relating to patents and trademarks. The probability of success and length of time to develop commercial applications of the drugs subject to the acquired patents and trademarks is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the acquired patents and trademarks will ever be successfully commercialized. Due to these risks and uncertainties, the acquisition of patents and trademarks does not meet the definition of an asset and thus are expensed as incurred within general and administrative expenses.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 3

Note 2	Summary of Significant Accounting Policies – (continued)

f)	Research and Development Expenses – (continued)

The Company is eligible to obtain a research and development tax credit from the Australian Tax Authority (ATO) for certain research and development activities undertaken in Australia. The tax incentive is available on the basis of specific criteria with which the Company must comply. Although the tax incentive is administered through the ATO, the Company has accounted for the tax incentive outside of the scope of ASC Topic 740, Income Taxes since the incentive is not linked to the Company’s income tax liability and can be realized regardless of whether the Company has generated taxable income in Australia. Research and development incentive income is recognized when eligible research and development activities have been undertaken and we have completed our assessment of whether such activities meet the relevant qualifying criteria.

g)	Grant Income

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

September 30, 2016 – Page 4

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

For the year ended September 30, 2016, loss per share excludes 6,008,309 (2015 – 6,101,534) potentially dilutive common shares related to outstanding options, warrants, and convertible debentures as their effect was anti-dilutive.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

k)	Fair Value Measurements

The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 -quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 -  observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The book value of accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments. Based on borrowing rates currently available to the Company under similar terms, the book value of promissory notes payable approximates their fair values. The Company’s promissory notes payable are based on Level 2 inputs in the ASC 820 fair value hierarchy.

At September 30, 2016 and 2015, the Company did not have any Level 3 assets or liabilities.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2016 and 2015.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 6

Note 2	Summary of Significant Accounting Policies – (cont’d)

l)	Derivative Liabilities

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

These derivative instruments did not trade in an active securities market. The Company used a binomial option pricing model to value derivative liabilities. This model used Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 7

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact for any period presented.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 8

Note 2	Summary of Significant Accounting Policies – (cont’d)

m)	Recent Accounting Pronouncements – (cont’d)

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 9

Note 3	Promissory Notes Payable

	2016	2015
Promissory note dated January 9, 2013 with a principal balance of CDN$86,677, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand (a)	$-	$64,630

Promissory note dated January 9, 2013 with a principal balance of CDN$27,639, bearing interest at 12% per annum, secured by all the present and future assets of the Company; due on demand (b)	-	20,608
	$-	$85,238

a)	During the year ended September 30, 2013, the Company issued a promissory note in the amount of $64,630 (CDN$86,677) to the former President, Secretary, Treasurer, CFO and director of the Company (the “President”) in exchange for unpaid consulting fees owing to the President. The note was bearing interest at 12% per annum and was due June 30, 2013.

b)	During the year ended September 30, 2013, the Company issued a promissory note in the amount of $20,608 (CDN$27,639) to a former director of the Company (the “Director”) in exchange for unpaid consulting fees owing to the Director. The note was bearing interest at 12% per annum and was due June 30, 2013.

The Notes were secured by a right to delay the transfer of any or all of the Company’s assets until the obligations of the Notes were satisfied, including a restriction on the transfer of cash by the Company and a security interest over the intellectual property of the Company.

During the year ended September 30, 2016, the Company settled the remaining principal and interest owed under the Notes of $95,964 (CDN$124,237) with cash payments totaling $34,759 (CDN$45,000) to the former officer and director, resulting in a gain on settlement of debt of $61,205 (CDN$79,237).

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 10

Note 4	Deferred Grant Income

During the year ended September 30, 2015, the Company was awarded grant funding in the amount of $286,455, of which the Company received $143,222 during the year ended September 30, 2016 (2015 - $71,614) and the remainder will be received in equal semi-annual instalments over the remainder of the commitment through January 2017. The grant was received in exchange for a commitment to provide research and development for preclinical validation of Sigma-1 receptor agonism as potential treatment for Parkinsons disease.

The grant income was deferred and is being amortized as an increase to other income over a two-year period as the related research and development expenditures are incurred. During the year ended September 30, 2016, the Company recognized $141,195 (2015: $0, 2014: $0) of this grant on its statement of operations within grant income.

During the year ended September 30, 2016, the Company recognized other grant income of $571,093 in respect of a research and development incentive program offered by the Australian government. This grant income is included on its statement of operations within grant income.

Note 5	Senior Convertible Debentures

	2016	2015
Senior Convertible Debentures, non-interest bearing, unsecured, due March 18, 2044	$-	$6,162
Less: Debt Discount	-	(5,830)
Total carrying value	-	332
Less: current portion	-	-
Long term liability	$-	$332

On March 13, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company issued senior convertible debentures in the aggregate principal amount of $10,000,000 (the “Debentures”).

The Debentures were unsecured, non-interest bearing and were due on March 18, 2044. The Debentures were originally convertible, in whole or in part, at the option of the holder into common shares of the Company at $1.20 per share (“the Conversion Price”). The Conversion Price of the debenture will be adjusted in the event of common stock dividend, split or consolidation. The Conversion Price was later amended to $1.00 per share.

At September 30, 2016, all of the principal and amount of the Debentures had been converted to shares of common stock and, as a result, no amounts were owing under the terms of the Debentures (2015: $6,162 in principal amount of these Debentures remained outstanding).

During the year ended September 30, 2016, the Company issued an aggregate of 6,162 shares of common stock based on a conversion price of $1.00 per share pursuant to the conversion of $6,162 in outstanding principal amounts due under the Debentures.

The Company recorded a debt discount in connection with the issuance and amendment of the Debentures during the year ended September 30, 2014, which was being amortized using the effective interest method over the term of the Debentures. During the year ended September 30, 2016, the Company recorded $5,830 (2015: $4,515,987, 2014: $1,917,615) in respect of the amortization of this discount.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 11

Note 6	Capital Stock

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

Authorized

100,000,000 shares of common stock.

Equity Transactions

Year ended September 30, 2016

During the year ended September 30, 2016, the Company issued 167,415 shares of common stock pursuant to the application of an incorrect conversion price for conversion notices received in respect of the Debentures, during the year ended September 30, 2015.

During the year ended September 30, 2016, the Company issued 1,000,000 shares of common stock to a director and officer of the Company pursuant to the terms of a 2013 employment agreement with that director and officer.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 12

Note 6	Capital Stock

Equity Transactions – (cont’d)

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

During the year ended September 30, 2016, the Company issued to Lincoln Park an aggregate of 296,104 (2015: 1,852,144, 2014: 100,628) shares of common stock under the 2013 Purchase Agreement, including 290,523 (2015: 1,825,000, 2014: 100,000) shares of common stock for an aggregate purchase price of $1,684,560 (2015: $8,127,265, 2014: $188,170) and 5,581 (2015: 27,144, 2014: 628) commitment shares. At September 30, 2016, all remaining purchase amounts available under the 2013 Purchase Agreement have been utilized. As such, no further shares will be sold under the 2013 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 13

Note 7	Lincoln Park Purchase Agreement

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

In consideration for entering into the 2015 Purchase Agreement, the Company issued to Lincoln Park 179,598 shares of common stock as an initial commitment fee. Under the terms of the 2015 Purchase Agreement, the Company shall issue up to 89,799 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion, the $50,000,000 aggregate commitment.

During the year ended September 30, 2016, the Company issued to Lincoln Park an aggregate of 452,437 shares of common stock under the 2015 Purchase Agreement, including 450,000 shares of common stock for an aggregate purchase price of $1,357,800 and 2,437 commitment shares.

Note 8	Related Party Transactions

As at September 30, 2016, included in accounts payable and accrued liabilities was $59,264 (2015: $33,000) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees. See also Note 3.

Note 9	Commitments and Contingencies

a)	Lease Commitment

On September 30, 2015, the Company entered into a sublease agreement commencing October 1, 2015 and expiring August 31, 2016. On August 22, 2016 the sublease agreement was amended and extended to March 31, 2019. The Company is committed to lease payments as follows:

Fiscal year ending September 30,	Amount
2017	$112,189
2018	112,189
2019	56,094
$280,472

b)	Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company's consolidated financial statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its consolidated financial statements.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 14

Note 9	Commitments and Contingencies – (cont’d)

c)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, October 1, 2014	18,728,910	$1.59
Expired	(62,500)	$1.40
Exercised	(15,468,520)	$1.43
Issued	1,075,000	$0.76
Balance, September 30, 2015	4,272,890	$2.11
Exercised	(2,463,581)	$1.67
Balance, September 30, 2016	1,809,309	$2.70

During the year ended September 30, 2016, the Company issued 1,979,246 shares of common stock pursuant to the exercise of 2,421,894 share purchase warrants on a cashless basis, and 41,687 shares of common stock pursuant to the exercise of warrants for cash.

At September 30, 2016, the Company had 1,809,309 currently exercisable share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
1,462,180	$3.00	July 5, 2018
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
31,250	$1.24	May 31, 2019
7,500	$1.04	May 31, 2019
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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 15

Note 9	Commitments and Contingencies – (cont’d)

d)	Stock–based Compensation Plan

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

The 2015 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant, and the exercise price of each option shall be at least the fair market value on the grant date; provided, however, that in the event that a grantee owns more than 10% of the Company’s common stock as of the date of grant, the exercise price of an option granted to such grantee that is intended to be an incentive stock option shall be not less than 110% of the fair market value on the date of grant. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

A summary of the status of Company’s outstanding stock purchase options for the years ended September 30, 2016 and 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date fair value
Outstanding at October 1, 2014	792,500	$2.82
Forfeited	(67,500)	$12.00
Granted	1,097,500	$2.02	$1.66
Outstanding at September 30, 2015	1,822,500	$2.00
Forfeited	-	$-
Granted	2,401,500	$5.22	$4.38
Expired	(25,000)	$14.68
Outstanding at September 30, 2016	4,199,000	$3.76
Exercisable at September 30, 2016	2,290,716	$2.41
Exercisable at September 30, 2015	825,002	$1.78

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 16

Note 9	Commitments and Contingencies – (cont’d)

d)	Stock–based Compensation Plan – (cont’d)

At September 30, 2016, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
500,000	500,000	$1.60	July 5, 2023	1,015,000	6.76
75,000	50,000	$1.20	May 7, 2024	182,250	7.60
125,000	62,500	$1.32	May 8, 2024	288,750	7.60
718,750	479,170	$0.92	April 2, 2025	1,947,813	8.50
50,000	20,834	$1.44	June 8, 2025	109,500	8.69
50,000	16,667	$1.76	June 15, 2025	93,500	8.71
278,750	116,146	$5.04	September 18, 2025	-	8.97
1,500	1,500	$5.64	September 30, 2025	-	9.00
31,250	10,416	$5.68	October 2, 2025	-	9.00
25,000	8,333	$8.98	October 16, 2025	-	9.04
1,500	1,500	$5.57	December 31, 2025	-	9.25
1,500	-	$4.90	March 31, 2026	-	9.50
1,500	1,500	$5.66	April 27, 2026	-	9.57
50,000	12,121	$4.09	May 18, 2026	-	9.63
1,500	-	$6.11	June 30, 2026	-	9.75
379,625	-	$6.26	July 5, 2026	-	9.76
861,429	-	$7.06	July 18, 2026	-	9.80
40,000	3,333	$3.06	September 7, 2026	22,800	9.94
1,006,696	1,006,696	$3.28	September 22, 2026	352,344	9.98
4,199,000	2,290,716			$4,011,956

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2016.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 17

Note 9	Commitments and Contingencies – (cont’d)

d)	Stock–based Compensation Plan – (cont’d)

The Company recognized stock based compensation expense of $4,452,267 during the year ended September 30, 2016 (2015: $413,979; 2014: $27,925) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	2016	2015	2014
General and administrative	$2,903,220	$413,979	$27,925
Research and development	1,549,047	-	-
	$4,452,267	$413,979	$27,925

An amount of $7,741,573 in stock based compensation is expected to be recorded over the remaining term of such options through December 31, 2018.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2016	2015	2014
Risk-free interest rate	1.28%	1.63%	2.27%
Expected life of options (years)	5.88	6.30	6.81
Annualized volatility	114.75%	98.41	89.19
Dividend rate	0.00%	0.00%	0.00%

Note 10	Income Taxes

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	2016	2015
Assumed Tax rate	34%	34%

Net operating loss carryforwards	$11,223,000	$9,177,000
Research and development tax credits	1,036,000	794,000
Foreign exchange	(25,000)	(10,000)
Unpaid charges	152,000	832,000
Intangible asset costs	57,000	64,000
Stock-based compensation	2,004,000	581,000
Valuation allowance for deferred tax assets	(14,447,000)	(11,438,000)

Net deferred tax assets	$-	$-

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 18

Note 10	Income Taxes – (cont’d)

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2016	2015	2014

Income benefit at statutory rate of 34%	$(5,010,000)	$(4,117,000)	$(3,865,000)
Foreign income taxed at other rates	132,000	80,000	13,000
Permanent differences
Effect of stock based compensation	-	-	202,000
Debt extinguishment	-	(29,000)	2,736,000
Mark-to-market deriative liability adjustment	-	193,000	(994,000)
Non-deductible finance and accretion expenses	5,000	1,511,000	808,000
Non-deductible compensation costs	738,000
Other permanent differences	-	(5,000)	(16,000)
Research and development tax credit	628,000	502,000	(26,000)
Expiry of foreign net operating loss carryforwards	333,000	-	-
Adjustment and true up to prior years' tax provision	176,000	100,000	14,000
Effect of foreign exchange and other	(11,000)	-	-
Change in valuation allowance related to current year provision	3,009,000	1,765,000	2,528,000

Income Tax Recovery	$-	$-	$1,400,000

As of September 30, 2016, the Company had net operating loss carry-forwards of approximately $33,000,000 (2015: $25,000,000) in the United States and approximately $250,000 (2015: $Nil) in Australia, available to offset future taxable income in those jurisdictions. The carry-forwards will begin to expire in 2027.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established at both September 30, 2016 and 2015.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until the respective statutes of limitation expire. The Company is subject to tax examinations by tax authorities for all taxation years commencing on or after 2008.

The Company’s net operating loss carryforwards of approximately $33,000,000 in the United States may be subject to limitations by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards, under certain circumstances. The Company completed a Section 382 analysis through the fiscal year ended September 30, 2016 and currently does not believe Section 382 will apply to limit the utilization of these tax losses.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2016 – Page 19

Note 11	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended September 30, 2016;

i)	the Company issued 6,162 shares of common stock upon conversion of $6,162 in principal amount of convertible debentures at a conversion price of $1.00 per share and 167,415 shares of common stock pursuant to the application of an incorrect conversion price for conversion notices received during the year ended September 30, 2015;

During the year ended September 30, 2015;

i)	the Company issued 7,272,487 shares of common stock and an additional 167,415 shares of common stock became issuable upon conversion of $7,439,900 in principal amount of convertible debentures at a conversion price of $1.00 per share;

ii)	the Company reclassified an amount of $4,482,000 into equity upon modification of the terms of certain derivative instruments.

iii)	the Company adjusted the price of 658,612 shares of common stock from $2.00 to $1.00 per share pursuant to an anti-dilution provision contained in private placement subscription agreements dated May 31, 2012. Consequently, the Company issued 658,612 shares of common stock for no consideration.

During the year ended September 30, 2014;

i)	the Company reclassified an amount of $221,000 into equity upon modification of the terms of certain derivative instruments.

ii)	the Company issued 1,594,607 shares of common stock of the Company pursuant to the conversion of $1,913,528 face value of convertible debentures at $1.20 per share;

iii)	the Company issued 640,428 shares of common stock of the Company at a fair value of $551,120 pursuant to the conversion of convertible debentures at a conversion price of $1.00 per share.

Note 12	Subsequent Events

Subsequent to September 30, 2016, the Company received proceeds of $11,039,022 through the issuance of 3,442,668 shares of common stock at various prices

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2016	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling, PhD		December 14, 2016
Christopher Missling, PhD	Chief Executive Officer (Principal Executive Officer)

/s/ Sandra Boenisch		December 14, 2016
Sandra Boenisch	Principal Financial Officer and Treasurer (Principal Accounting Officer)

/s/ Athanasios Skarpelos		December 14, 2016
Athanasios Skarpelos	Director

/s/ Bernd Metzner, PhD		December 14, 2016
Bernd Metzner, PhD	Director

/s/ Elliot Favus, MD		December 14, 2016
Elliot Favus, MD	Director

/s/ Steffen Thomas, PhD		December 14, 2016
Steffen Thomas, PhD	Director

51