Form 10-Q
period 2016-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2017-02-07
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,073,353 shares of common stock outstanding as of February 7, 2017.

ii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2016 and September 30, 2016

	December 31,	September 30,
	2016	2016
	(Unaudited)
Current
Cash	$21,161,460	$9,186,814
Sales Tax Recoverable	49,130	79,347
Prepaid expenses	110,996	180,124
	21,321,586	9,446,285
Deposits	52,396	52,396
	$21,373,982	$9,498,681

Current
Accounts payable and accrued liabilities	$2,163,465	$3,119,993
Deferred grant income	31,481	70,532
	2,194,946	3,190,525

Commitments - Note 6

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
40,668,311 common shares (September 30, 2016 - 36,168,299)	40,670	36,169
Additional paid-in capital	100,303,178	84,290,140
Accumulated deficit	(81,164,812)	(78,018,153)
	19,179,036	6,308,156
	$21,373,982	$9,498,681

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended December 31, 2016 and 2015

(Unaudited)

	2016	2015
Operating expenses
General and administrative	$1,126,184	3,368,756
Research and development	2,042,490	1,163,678

Total operating expenses	(3,168,674)	(4,532,434)

Other income (expenses)
Grant income	35,286	610,148
Interest income, net	3,655	2,142
Financing related charges and adjustments	-	(1,095)
Foreign exchange (loss) gain	14,082	(15,655)

Total other income, net	53,023	595,540
Net loss before provision for income taxes	(3,115,651)	(3,936,894)

Income tax expense - current	(31,008)	(17,615)
Net loss and comprehensive loss	$(3,146,659)	$(3,954,509)

Loss per share
Basic	$(0.08)	$(0.12)
Diluted	$(0.08)	$(0.12)

Weighted average number of shares outstanding
Basic	38,393,910	33,971,913
Diluted	38,393,910	33,971,913

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2016 and 2015

(Unaudited)

	2016	2015

Cash Flows used in Operating Activities
Net loss	$(3,146,659)	$(3,954,509)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	-	249
Accretion of debt discount	-	1,095
Stock-based compensation	889,267	826,020
Unrealized foreign exchange	-	(2,828)
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	30,217	(15,497)
Prepaid expenses and deposits	69,128	23,630
Accounts payable and accrued liabilities	(956,528)	(86,297)
Deferred grant income	(39,051)	(39,055)
Net cash used in operating activities	(3,153,626)	(3,247,192)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	15,128,272	1,684,561
Shares subscribed	-	125,060
Net cash provided by financing activities	15,128,272	1,809,621

Increase (decrease) in cash during the period	11,974,646	(1,437,571)
Cash, beginning of period	9,186,814	15,290,976
Cash, end of period	$21,161,460	$13,853,405

Supplemental Cash Flow Information - Note 7

SEE ACCOMPANYING NOTES

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended December 31, 2016

(Unaudited)

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2016	36,168,299	$36,169	$84,290,140	$(78,018,153)	$6,308,156

Shares issued under equity line - purchase shares	4,472,841	4,473	15,123,799	-	15,128,272
Shares issued under equity line - commitment shares	27,171	27	(27)	-	-
Share Based Compensation	-	-	889,267	-	889,267
Net loss for the period	-	-	-	(3,146,659)	(3,146,659)
Balance, December 31, 2016	40,668,311	$40,670	$100,303,178	$(81,164,812)	$19,179,036

SEE ACCOMPANYING NOTES

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2016

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. These interim condensed financial statements should be read in conjunction with the audited financial statements included in its annual report on Form 10-K for the year ended September 30, 2016. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

Basic and Diluted Loss per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the weighted average number of all potentially dilutive securities convertible into shares of common stock that were outstanding during the period.

As of December 31, 2016, loss per share excludes 6,163,309 (September 30, 2016 – 6,008,309) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

Note 2	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted During the Period

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These amendments are effective for annual and interim reporting periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3	Deferred Grant Income

On June 19, 2015, the Company was awarded grant funding in the amount of $286,455, of which the Company has received $214,836 and the remainder will be received in instalments over the remainder of the commitment. The grant was received in exchange for a commitment to provide research and development for preclinical validation of Sigma-1 receptor agonism as potential treatment for Parkinson’s disease.

The grant income has been deferred and is being amortized to other income over the related commitment period as the related research and development expenditures are incurred. During the three months ended December 31, 2016, the Company recognized $35,286 (2015: $39,055) of this grant on its statement of operations within grant income.

During the three months ended December 31, 2015, the Company recognized other grant income of $571,093 in respect of a research and development incentive program offered by the Australian government.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

Note 4	Lincoln Park Purchase Agreement

On October 21, 2015, the Company entered into a $50,000,000 purchase agreement (the “2015 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time over a 36-month period. In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement.

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

In consideration for entering into the 2015 Purchase Agreement, the Company issued to Lincoln Park 179,598 shares of common stock as a commitment fee and agreed to issue up to 89,799 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment.

During the three months ended December 31, 2016, the Company issued to Lincoln Park an aggregate of 4,500,012 shares of common stock under the Purchase Agreement, including 4,472,841 shares of common stock for an aggregate purchase price of $15,128,272 and 27,171 commitment shares. At December 31, 2016, an amount of $33,513,928 in value of its shares remained available under the 2015 Purchase Agreement.

Note 5	Related Party Transactions

As at December 31, 2016, included in accounts payable and accrued liabilities was $36,816 (September 30, 2016: $59,264) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

Note 6	Commitments

a)	Lease Commitment

The Company is committed to lease payments as follows:

Fiscal year ending September 30,
2017	$84,142
2018	112,189
2019	56,094
$252,425

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

Note 6	Commitments – (cont’d)

b)	Litigation

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

c)	Share Purchase Warrants

At December 31, 2016 and September 30, 2016, the Company had 1,809,309 share purchase warrants outstanding with a weighted average exercise price of $2.70 as follows:

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

Subsequent to December 31, 2016, 200,000 share purchase warrants were cashless exercised, resulting in the issuance of 52,562 shares of common stock.

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

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

Note 6	Commitments – (cont’d)

d)	Stock–based Compensation Plan – (cont’d)

The 2015 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

A summary of the status of Company’s outstanding stock purchase options for the three months ended December 31, 2016 and for the year ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date fair value
Outstanding at October 1, 2015	1,822,500	$2.00
Granted	2,401,500	$5.22	$4.38
Expired	(25,000)	$14.68
Outstanding at September 30, 2016	4,199,000	$3.76
Granted	155,000	$3.70	$3.16
Outstanding at December 31, 2016	4,354,000	$3.76
Exercisable at December 31, 2016	2,449,638	$2.65
Exercisable at September 30, 2016	2,290,716	$2.41

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

Note 6	Commitments – (cont’d)

d)	Stock-based Compensation Plan – (cont’d)

At December 31, 2016, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
500,000	500,000	$1.60	July 5, 2023	1,180,000	6.51
75,000	50,000	$1.20	May 7, 2024	207,000	7.35
125,000	62,500	$1.32	May 8, 2024	330,000	7.35
718,750	479,170	$0.92	April 2, 2025	2,185,000	8.25
50,000	25,001	$1.44	June 8, 2025	126,000	8.44
50,000	16,667	$1.76	June 15, 2025	110,000	8.45
278,750	139,375	$5.04	September 18, 2025	-	8.71
1,500	1,500	$5.64	September 30, 2025	-	8.75
31,250	13,020	$5.68	October 2, 2025	-	8.75
25,000	10,416	$8.98	October 16, 2025	-	8.79
1,500	1,500	$5.57	December 31, 2025	-	9.00
1,500	1,500	$4.90	March 31, 2026	-	9.25
1,500	1,500	$5.66	April 27, 2026	-	9.32
50,000	16,288	$4.09	May 18, 2026	-	9.38
1,500	1,500	$6.11	June 30, 2026	-	9.49
379,625	31,635	$6.26	July 5, 2026	-	9.51
861,429	71,785	$7.06	July 18, 2026	-	9.54
40,000	6,667	$3.06	September 7, 2026	36,000	9.68
1,006,696	1,006,696	$3.28	September 22, 2026	684,553	9.72
140,000	11,668	$3.63	October 3, 2026	46,200	9.75
15,000	1,250	$4.35	December 9, 2026	-	9.94
4,354,000	2,449,638			$4,904,753

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2016.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

Note 6	Commitments – (cont’d)

d)	Stock–based Compensation Plan – (cont’d)

The Company recognized stock based compensation expense of $889,267 during the three months ended December 31, 2016 (2015: $216,020) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	December 31,
	2016	2015
General and administrative	$427,583	$141,829
Research and development	461,684	74,192
Total share based compensation	$889,267	$216,020

An amount of approximately $7,341,855 in stock based compensation is expected to be recorded over the remaining term of such options through September 30, 2019.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2016	2015
Risk-free interest rate	1.52%	1.66%
Expected life of options (years)	6.95	7.01
Annualized volatility	111.45%	101.50%
Dividend rate	0.00%	0.00%

Note 7	Supplemental Cash Flow Information

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

This transaction has been excluded from the statement of cash flows.

Note 8	Comparative Figures

Certain comparative figures have been reclassified to conform to the current year’s presentation.

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

In November 2016, a Phase 2a clinical trial going over 52 weeks was completed for ANAVEXTM 2-73 in mild-to-moderate Alzheimer’s patients. This open-label randomized trial met both primary and secondary endpoints, and was designed to assess the safety and exploratory efficacy of ANAVEXTM 2-73 in 32 patients. ANAVEXTM 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease. ANAVEXTM 2-73 showed no serious adverse events in a previously performed Phase 1 study. In preclinical studies, ANAVEXTM 2-73 demonstrated anti-amnesic and neuroprotective properties in various animal models including the transgenic mouse model Tg2576. In March 2016, we received approval from the Ethics Committee in Australia to extend the ongoing Phase 2a clinical trial, which had been requested by patients and their caregivers. The trial extension allows participants who completed 52 weeks in PART B to rollover into a new trial and continue taking ANAVEXTM 2-73 for an additional 104 weeks, providing an opportunity to gather extended safety data. The trial is independent of the Company’s planned larger Phase 2/3 double-blind, placebo-controlled study of ANAVEXTM 2-73 in Alzheimer’s disease.

In September 2016, the Company presented positive preclinical data for ANAVEXTM 2-73 in Parkinson’s disease, which demonstrated significant improvements on all measures: behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J Fox Foundation (“MJFF”).

In February 2016, the Company presented positive preclinical data for ANAVEXTM 2-73 in Rett syndrome, a rare neurodevelopmental disease indication. The study was funded by the Rettsyndrome.org foundation. In January, 2017, the Company was awarded a financial grant from the Rettsyndrome.org foundation of a minimum of $0.6 million to cover the majority of a planned U.S. multicenter Phase 2 clinical trial of ANAVEXTM 2-73 for the treatment of Rett syndrome. The Phase 2 trial is scheduled to begin in calendar 2017 and will be a randomized, double blind, placebo-controlled study of ANAVEXTM 2-73 in patients with Rett syndrome lasting up to 12 weeks. Primary and secondary endpoints include safety as well as Rett syndrome conditions such as cognitive impairment, motor impairment, behavioral symptoms and seizure activity.

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

In AD animal models, ANAVEXTM 2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. In addition, ANAVEXTM 2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology. In a transgenic AD animal model Tg2576, ANAVEXTM 2-73 induced a statistically significant neuroprotective effect against the development of oxidative stress in the mouse brain, as well as significantly increased the expression of functional and synaptic plasticity markers that is apparently amyloid-beta independent. It also statistically alleviated the learning and memory deficits developed over time in the animals, regardless of sex, both in terms of spatial working memory and long-term spatial reference memory.

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

ANAVEXTM 2-73 data presented meets prerequisite information in order to progress into Phase 2/3 placebo controlled studies, which are currently in the planning phase.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. The two categories are diseases of the central nervous system, and cancer. Specific indications include:

•	Alzheimer’s disease - In 2016, an estimated 5.4 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 40 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

•	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. Parkinson’s disease market is set to expand from $2.1 billion in 2014 to $3.2 billion by 2021, according to business intelligence provider GBI Research.

•	Rett syndrome - Rett syndrome is a rare non-inherited genetic postnatal progressive neurodevelopmental disorder that occurs almost exclusively in girls and leads to severe impairments, affecting nearly every aspect of the child’s life: their ability to speak, walk, eat, and even breathe easily. Rett syndrome is caused by mutations in the MECP2 gene and strikes all racial and ethnic groups and occurs worldwide in approximately 1 in every 10,000-15,000 live female births.

•	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

•	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. GBI Research estimates that the epilepsy market will increase to $4.5 billion by 2019.

•	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

•	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide Malignant Melanoma market is expected to grow to $4.4 billion by 2022.

•	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for Prostate Cancer are expected to increase to nearly $18.6 billion in 2017 according to BCC Research.

•	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries, will increase to $2.9 billion by 2021.

Financial Highlights

We had cash of $21.1 million at December 31, 2016, compared to approximately $9.2 million at September 30, 2016. The increase in cash is a result of the sale of shares of common stock for aggregate proceeds of $15.1 million under a Purchase Agreement by and between the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) dated October 21, 2015 (the “2015 Purchase Agreement”) pursuant to which Lincoln Park has committed to purchase up to $50.0 million of our common stock.

Operating expenses for the quarter ended December 31, 2016 were $3.2 million, compared to $4.5 million for the comparable quarter in fiscal 2016. The principal reason for the decrease in operating costs was due to one-time charges incurred in the comparable period. This decrease was partially offset by an increase in research and development costs in the current quarter, as a result of increased preclinical activities.

We expect our research and development expenses will continue to increase as we proceed into a Phase 2/3 clinical study for Alzheimer’s disease, and continue to advance other auxiliary research and development activities. We continue to target potential research partners to further advance our pipeline compounds.

Net loss for the quarter ended December 31, 2016 was $3.1 million, or $0.08 per share, as compared to $4.0 million, or $0.12 per share in the comparable quarter in fiscal 2016.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Operating Expenses

Our operating expenses for the three months ended December 31, 2016 were $3.2 million, which represents a decrease of $1.3 million from the comparable quarter in fiscal 2016. The decrease in operating costs was primarily attributable to (i) one-time charges of $2.3 million incurred in the comparable period as a result of the vesting of the fourth and final tranche of restricted stock granted to our President and CEO in connection with a 2013 employment agreement; and (ii) increased legal fees in the comparable period as a result of financing and related activities in that period.

Other income (expenses)

The net amount of other income for the quarter ended December 31, 2016 was $0.05 million as compared to $0.6 million for the comparable quarter ended December 31, 2015. The largest reason for the decrease in other income was a result of $0.6 million in grant income received in the comparative period as part of a research and development incentive program offered by the Australian Tax Office (“ATO”) which are granted in connection with eligible expenditures from our clinical trials in Australia. We anticipate recognizing additional grant income from the ATO in the second quarter of fiscal 2017, as a result of filings made during the current quarter ended December 31, 2016.

Liquidity and Capital Resources

Working Capital

	December 31, 2016	September 30, 2016
Current Assets	$21,321,586	$9,446,285
Current Liabilities	2,194,946	3,190,525
Working Capital	$19,126,640	$6,255,760

At December 31, 2016, we had $21.1 million in cash, an increase of $12.0 million from September 30, 2016. The principal reason for this increase is due to cash received from the issuance of common shares under the 2015 Purchase Agreement. We intend to use the majority of our capital resources to complete the next clinical trial for ANAVEXTM 2-73, and to perform work necessary to prepare for further clinical development.

Cash Flows

	Three months ended December 31,
	2016	2015
Cash flows used in operating activities	$(3,153,626)	$(3,247,192)
Cash flows used in investing activities	-	-
Cash flows from financing activities	15,128,272	1,809,621
Increase (decrease) in cash during the period	$11,974,646	$(1,437,571)

Cash flow used in operating activities

Cash used in operating activities for the quarter ended December 31, 2016 was $3.2 million, which was comparable to the quarter ended December 31, 2015.

Cash flow provided by financing activities

Cash provided by financing activities for the quarter ended December 31, 2016 was $15.1 million, attributable to cash received from the issuance of 4,472,841 common shares at various market prices under the 2015 Purchase Agreement.

In the comparative period ended December 31, 2015, cash provided by financing activities amounted to $1.8 million, mostly attributable to cash received from the issuance of common shares at various market prices under a purchase agreement by and between the Company and Lincoln Park, dated July 5, 2013, pursuant to which the Company sold and issued to Lincoln Park, and Lincoln Park purchased $10.0 million in value of its shares of common stock from time to time over a 25-month period.

Other Financing

On October 21, 2015, we entered into a Purchase Agreement (the “2015 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $50.0 million of our common stock. Concurrently with the execution of the 2015 Purchase Agreement, we issued 179,598 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the 2015 Purchase Agreement. The purchase shares that may be sold pursuant to the 2015 Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the Securities and Exchange Commission (the “SEC”) declared effective the related registration statement.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park’s committed obligation under any single purchase shall not exceed $2.0 million. The purchase price of shares of common stock related to the financing are based on the then prevailing market prices of such shares at the time of sales, as described in the 2015 Purchase Agreement.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016, excluding amounts related to uncertain tax positions, funding commitments, contingent development, and regulatory and commercial milestone payments:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$252,425	$84,142	$168,283	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$252,425	$84,142	$168,283	-	-

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These amendments are effective for annual and interim reporting periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, the Company made the following changes to its internal controls over financial reporting:

•	The audit committee developed additional review and oversight procedures with respect to the development and performance of internal controls and financial performance.

We believe this change in internal controls over financial reporting adequately remediated the material weakness relating to adequate oversight of the development and performance of internal controls described in our Annual Report on Form 10-K for the year ended September 30, 2016. However, weaknesses or deficiencies in our internal control over financial reporting may be identified when we assess the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, or during the audit by our independent registered public accounting firm of the Company’s internal control over financial reporting as of September 30, 2017.

Other than such changes, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d15(d) of the Exchange Act during the period covered by this Form 10Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As disclosed in our Annual Report on Form 10-K, filed on December 14, 2016, Kevin Cortina filed a purported class action lawsuit in the United States District Court for the Southern District of New York, Cortina v. Anavex Life Sciences Corp., et al., Case No. 1:15-cv-10162, against the Company, Christopher Missling, Sandra Boenisch, and Athanasios Skarpelos on December 30, 2015.  On December 29, 2016, the court granted defendants’ motion and dismissed plaintiffs’ claims in their entirety, with prejudice.  On January 27, 2017 plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit.  No schedule for briefing on the appeal has been set.  The Company intends to continue vigorously defending this matter.

We know of no other material, existing or pending legal proceedings to which we or our subsidiary are a party or of which any of our properties is the subject other than as previously disclosed in our Quarterly Filings on Form 10-Q and our Annual filing on Form 10-K, or identified herein.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 14, 2016. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially; however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)
3.4	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 30, 2015)
3.5	Certificate of Change to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 6, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
4.2	Form of Convertible Loan Agreement (incorporated by reference to an exhibit to our Form 8-K filed on April 3, 2009)
4.3	8% Convertible Loan Agreement dated June 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 23, 2009)
4.4	8% Convertible Loan Agreement dated June 19, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 26, 2009)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD
Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: February 7, 2017

/s/Sandra Boenisch
Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: February 7, 2017

