Form 10-Q
period 2017-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2017-05-10
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,376,061 shares of common stock outstanding as of May 10, 2017.

 ii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2017 and September 30, 2016

	March 31,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$23,351,567	$9,186,814
Sales tax recoverable	60,636	79,347
Prepaid expenses	141,989	180,124
	23,554,192	9,446,285
Deposits	52,396	52,396
	$23,606,588	$9,498,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$2,033,692	$3,119,993
Deferred grant income	86,205	70,532
	2,119,897	3,190,525

Commitments - Note 6

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
41,376,061 common shares (September 30, 2016 - 36,168,299)	41,377	36,169
Additional paid-in capital	104,159,213	84,290,140
Accumulated deficit	(82,713,899)	(78,018,153)
	21,486,691	6,308,156
	$23,606,588	$9,498,681

The Accompanying Notes are an Integral Part of these Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended March 31, 2017 and 2016

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Operating expenses
General and administrative	$1,116,014	$1,089,641	$2,242,198	$3,982,746
Research and development	2,492,933	1,090,527	4,535,423	2,729,856

Total operating expenses	(3,608,947)	(2,180,168)	(6,777,621)	(6,712,602)

Other income (expenses)
Grant income	16,684	26,879	51,970	65,934
Research and development incentive income	2,022,902	-	2,022,902	571,093
Interest income, net	18,147	2,064	21,802	4,206
Gain on settlement of accounts payable	-	151,402	-	151,402
Financing related charges and adjustments	-	(72)	-	(1,167)
Foreign exchange gain (loss)	11,722	(30,906)	25,804	(46,561)

Total other income, net	2,069,455	149,367	2,122,478	744,907
Net loss before provision for income taxes	(1,539,492)	(2,030,801)	(4,655,143)	(5,967,695)

Income tax expense - current	(9,595)	-	(40,603)	(17,615)

Net loss and comprehensive loss	$(1,549,087)	$(2,030,801)	$(4,695,746)	$(5,985,310)

Loss per share
Basic	$(0.04)	$(0.06)	$(0.12)	$(0.17)
Diluted	$(0.04)	$(0.06)	$(0.12)	$(0.17)

Weighted average number of shares outstanding
Basic	41,159,707	35,214,793	39,761,612	34,589,957
Diluted	41,159,707	35,214,793	39,761,612	34,589,957

The Accompanying Notes are an Integral Part of these Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2017 and 2016

(Unaudited)

	2017	2016

Cash Flows used in Operating Activities
Net loss	$(4,695,746)	$(5,985,310)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	-	497
Accretion of debt discount	-	1,167
Stock-based compensation	1,858,160	1,048,710
Gain on settlement of accounts payable	-	(151,402)
Unrealized foreign exchange	-	2,907
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	18,711	(1,830)
Prepaid expenses and deposits	38,135	15,868
Accounts payable and accrued liabilities	(1,086,301)	(14,187)
Deferred grant income	15,673	(66,169)
Net cash used in operating activities	(3,851,368)	(5,149,749)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	18,016,121	1,809,620
Net cash provided by financing activities	18,016,121	1,809,620

Increase (decrease) in cash during the period	14,164,753	(3,340,129)
Cash and cash equivalents, beginning of period	9,186,814	15,290,976
Cash and cash equivalents, end of period	$23,351,567	$11,950,847

The Accompanying Notes are an Integral Part of these Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended March 31, 2017

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, October 1, 2016	36,168,299	$36,169	$84,290,140	$(78,018,153)	$6,308,156

Shares issued under equity line - purchase shares	5,122,841	5,123	18,010,998	-	18,016,121
Shares issued under equity line - commitment shares	32,359	32	(32)	-	-
Shares issued upon exercise of warrants - cashless	52,562	53	(53)	-	-
Share based compensation	-	-	1,858,160	-	1,858,160
Net loss for the period	-	-	-	(4,695,746)	(4,695,746)
Balance, March 31, 2017	41,376,061	$41,377	$104,159,213	$(82,713,899)	$21,486,691

The Accompanying Notes are an Integral Part of these Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2017

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

Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

Cash and cash equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from the date of purchase to be cash equivalents.

Research and Development Incentive Income

The Company participates, through its subsidiary in Australia, in the Australian government’s research and development incentive program. The research and development incentive program provides a refundable tax offset to eligible companies that engage in research and development activities in Australia. The Company recognizes as other income the amount received for qualified expenses, in the period they are received.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 1	Business Description and Basis of Presentation – cont’d

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

As of March 31, 2017, loss per share excludes 6,053,309 (September 30, 2016 – 6,008,309) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

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

March 31, 2017

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

March 31, 2017

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

Note 3	Other Income

Deferred Grant Income

On June 19, 2015, the Company was awarded grant funding in the amount of $286,455. The grant has been received in exchange for a commitment to provide research and development for preclinical validation of Sigma-1 receptor agonism as potential treatment for Parkinson’s disease.

The grant income has been deferred and is being amortized to other income over the related commitment period as the related research and development expenditures are incurred. During the three and six months ended March 31, 2017, the Company recognized $16,684 and $51,970, respectively (2016: $26,879 and $65,934) of this grant on its statement of operations within grant income.

Research and development tax incentive

During the three and six months ended March 31, 2017, the Company received other income of $2,022,902 and $2,022,902, respectively (2016: $Nil and $571,093, respectively) in respect of a research and development incentive program offered by the Australian government.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 4	Lincoln Park Purchase Agreement

On October 21, 2015, the Company entered into a $50,000,000 purchase agreement (the “2015 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time over a 36-month period. In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park whereby the Company agreed to file registration statements with the Securities and Exchange Commission covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement.

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

During the six months ended March 31, 2017, the Company issued to Lincoln Park an aggregate of 5,155,200 shares of common stock under the Purchase Agreement, including 5,122,841 shares of common stock for an aggregate purchase price of $18,016,121 and 32,359 commitment shares. At March 31, 2017, an amount of $30,626,078 remained available under the 2015 Purchase Agreement.

Note 5	Related Party Transactions

As at March 31, 2017, included in accounts payable and accrued liabilities was $32,042 (September 30, 2016: $59,264) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

Note 6	Commitments

a)	Lease Commitment

The Company is committed to lease payments as follows:

Fiscal year ending September 30,
2017	$56,094
2018	112,189
2019	56,094
$224,377

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2017

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

c)	Share Purchase Warrants

A summary of the status of Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, October 1, 2015	4,272,890	$2.11
Exercised	(2,463,581)	$1.67
Balance, September 30, 2016	1,809,309	$2.70
Exercised	(200,000)	$3.00
Balance, March 31, 2017	1,609,309	$2.66

At March 31, 2017, the Company had share purchase warrants outstanding of 1,609,309, with a weighted average exercise price of $2.66 as follows:

Number	Exercise Price	Expiry Date
1,262,180	$3.00	July 5, 2018
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
31,250	$1.24	May 31, 2019
7,500	$1.04	May 31, 2019
1,609,309

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

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 6	Commitments – (cont’d)

c)	Share Purchase Warrants – (cont’d)

During the six months ended March 31, 2017, 200,000 share purchase warrants were cashless exercised, resulting in the issuance of 52,562 shares of common stock.

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

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date fair value
Outstanding at October 1, 2015	1,822,500	$2.00
Granted	2,401,500	$5.22	$4.38
Expired	(25,000)	$14.68
Outstanding at September 30, 2016	4,199,000	$3.76
Granted	245,000	$4.30	$3.70
Outstanding at March 31, 2017	4,444,000	$3.80
Exercisable at March 31, 2017	2,608,133	$2.86
Exercisable at September 30, 2016	2,290,716	$2.41

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 6	Commitments – (cont’d)

d)	Stock-based Compensation Plan – (cont’d)

At March 31, 2017, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
500,000	500,000	$1.60	July 5, 2023	$2,070,000	6.26
75,000	50,000	$1.20	May 7, 2024	340,500	7.10
125,000	62,500	$1.32	May 8, 2024	552,500	7.10
718,750	479,170	$0.92	April 2, 2025	3,464,375	8.01
50,000	29,167	$1.44	June 8, 2025	215,000	8.19
50,000	16,667	$1.76	June 15, 2025	199,000	8.21
278,750	162,604	$5.04	September 18, 2025	195,125	8.47
1,500	1,500	$5.64	September 30, 2025	150	8.50
31,250	15,625	$5.68	October 2, 2025	1,875	8.51
25,000	12,500	$8.98	October 16, 2025	-	8.54
1,500	1,500	$5.57	December 31, 2025	255	8.75
1,500	1,500	$4.90	March 31, 2026	1,260	9.00
1,500	1,500	$5.66	April 27, 2026	120	9.07
50,000	19,697	$4.09	May 18, 2026	82,500	9.13
1,500	1,500	$6.11	June 30, 2026	-	9.25
379,625	63,271	$6.26	July 5, 2026	-	9.26
861,429	143,572	$7.06	July 18, 2026	-	9.30
40,000	10,000	$3.06	September 7, 2026	107,200	9.44
1,006,696	1,006,696	$3.28	September 22, 2026	2,476,472	9.48
140,000	23,331	$3.63	October 3, 2026	295,400	9.51
15,000	2,500	$4.35	December 9, 2026	20,850	9.69
50,000	-	$5.39	February 7, 2027	17,500	9.86
40,000	3,333	$5.26	February 17, 2027	19,200	9.88
4,444,000	2,608,133			$10,059,282

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2017.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 6	Commitments – (cont’d)

d)	Stock–based Compensation Plan – (cont’d)

The Company recognized stock based compensation expense of $968,893 and $1,858,160, respectively, during the three and six months ended March 31, 2017 (2016: $222,690 and $438,710, respectively) in connection with the issuance and vesting of stock options in exchange for services, and $0 and $0 respectively (2016: $0 and $610,000, respectively), in connection with the vesting of restricted stock in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
General and administrative	$450,128	$143,672	$877,711	$574,235
Research and development	518,765	79,019	980,449	474,476
Total share based compensation	$968,893	$222,690	$1,858,160	$1,048,710

An amount of approximately $6,898,526 in stock based compensation is expected to be recorded over the remaining term of such options through December 31, 2019.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2017	2016
Risk-free interest rate	1.76%	1.68%
Expected life of options (years)	6.79	6.76
Annualized volatility	111.81%	101.92%
Dividend rate	0.00%	0.00%

The fair value of restricted stock compensation charges during the six months ended March 31, 2016 was determined with reference to the quoted market price of the Company’s shares on the commitment date.

Note 7	Comparative Figures

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, statements regarding the anticipated designs of our future clinical studies, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position. We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, (“FDA”), and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

In September 2016, the Company presented positive preclinical data for ANAVEXTM 2-73 in Parkinson’s disease, which demonstrated significant improvements on all measures: behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J Fox Foundation.

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

Compounds that have been subjects of our research include the following:

ANAVEXTM 2-73

ANAVEXTM 2-73 may offer a disease-modifying approach in Alzheimer’s disease (“AD”) by using ligands that activate sigma-1 receptors.

In AD animal models, ANAVEXTM 2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. In addition, ANAVEXTM 2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology. In a transgenic AD animal model Tg2576, ANAVEXTM 2-73 induced a statistically significant neuroprotective effect against the development of oxidative stress in the mouse brain, as well as significantly increased the expression of functional and synaptic plasticity markers that is apparently amyloid-beta independent. It also significantly alleviated the learning and memory deficits developed over time in the animals, regardless of sex, both in terms of spatial working memory and long-term spatial reference memory.

Based on the results of pre-clinical testing, we initiated and completed a Phase 1 single ascending dose (“SAD”) clinical trial of ANAVEXTM 2-73 in 2011. In this Phase 1 SAD trial, the maximum tolerated single dose was defined per protocol as 55-60 mg. This dose is above the equivalent dose shown to have positive effects in mouse models of AD. There were no significant changes in laboratory or electrocardiogram parameters. ANAVEXTM 2-73 was well tolerated below the 55-60 mg dose with only mild adverse events in some subjects. Observed adverse events at doses above the maximum tolerated single dose included headache and dizziness, which were moderate in severity and reversible. These side effects are often seen with drugs that target CNS conditions, including AD.

The ANAVEXTM 2-73 Phase 1 SAD trial was conducted as a randomized, placebo-controlled study. Healthy male volunteers between the ages of 18 and 55 received single, ascending oral doses over the course of the trial. Study endpoints included safety and tolerability together with pharmacokinetic parameters. Pharmacokinetics includes the absorption and distribution of a drug, the rate at which a drug enters the blood and the duration of its effect, as well as chemical changes of the substance in the body. This study was conducted in Germany in collaboration with ABX-CRO, a clinical research organization and the Technical University of Dresden.

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

The Phase 2a study met both primary and secondary objectives of the study. The 31-week preliminary exploratory safety and efficacy data from the ongoing Phase 2a study of ANAVEXTM 2-73 in Alzheimer’s patients, with most also receiving donepezil, the current standard of care, demonstrated favorable safety, maximum tolerated dose, positive dose response, sustained efficacy response through 31 weeks for both cognitive and functional measures, as well as positive unexpected therapeutic response events. ANAVEXTM 2-73 continues to demonstrate a favorable adverse event profile through 31 weeks in a patient population of elderly Alzheimer’s patients with varying degrees of physical fragility. The most common side effects across all adverse events categories tended to be of mild severity grade 1, and were resolved with dose reductions that were anticipated within the adaptive design of the study protocol.

At 41 weeks, Alzheimer’s patients taking a daily oral dose of ANAVEXTM 2-73 in the exploratory, not yet dose optimized Phase 2a clinical trial, showed a stabilization of cognitive and functional measures. This data of stabilization is promising since Alzheimer’s disease is a progressive disease where current therapeutics are only able to temporarily slow the worsening of dementia symptoms and do not stop the disease from progressing. At 41 weeks, oral daily dosing between 10mg and 50mg, ANAVEXTM 2-73 was well tolerated, and no patients discontinued treatment due to adverse events. There were no clinically significant treatment-related adverse events, and no serious adverse events.

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

Recent preclinical data presented also indicates that ANAVEXTM 2-73 demonstrates protective effects of the mitochondrial enzyme complexes I and IV during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases. The FDA has granted Orphan Drug Designation to ANAVEX 2-73 for the treatment of Rett syndrome and infantile spasms, in May 2016 and June 2016, respectively.

ANAVEX 3-71

ANAVEX 3-71, previously named AF710B is a preclinical drug candidate with a novel mechanism of action via sigma-1 receptor activation and M1 muscarinic allosteric modulation, which has been shown to enhance neuroprotection and cognition in Alzheimer's disease. ANAVEX 3-71 is a CNS-penetrable mono-therapy that bridges treatment of both cognitive impairments with disease modifications. It is highly effective in very small doses against the major Alzheimer's hallmarks in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, and also has beneficial effects on inflammation and mitochondrial dysfunctions. ANAVEX 3-71 indicates extensive therapeutic advantages in Alzheimer's and other protein-aggregation-related diseases given its ability to enhance neuroprotection and cognition via sigma-1 receptor activation and M1 muscarinic allosteric modulation.

A recent preclinical study examined the response of ANAVEX 3-71 in aged transgenic animal models, and showed a significant reduction in rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX 3-71. In April 2016, the FDA granted Orphan Drug Designation to ANAVEX 3-71 for the treatment of Frontotemporal dementia.

In April, 2017, new preclinical data was presented for ANAVEX 3-71 indicating that during pathological conditions, ANAVEX 3-71 demonstrated the formation of new synapses between neurons (synaptogenesis) without causing an abnormal increase in the number of astrocytes. In neurodegenerative diseases such as Alzheimer’s and Parkinson’s disease, synaptogenesis is believed to be impaired. Additional preclinical data presented also indicates that in addition to reducing oxidative stress, ANAVEX 3-71 demonstrates protective effects of the mitochondrial enzyme complexes I and IV during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases.

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

Recent preclinical data presented also indicates that ANAVEX 1-41 demonstrates protective effects of the mitochondrial enzyme complexes I and IV during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases.

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

ANAVEX 1066

ANAVEX 1066, a mixed sigma-1/sigma-2 ligand is designed for the potential treatment of neuropathic pain and visceral pain. ANAVEX 1066 was tested in two preclinical models of neuropathic and visceral pain that have been extensively validated in rats. In the chronic constriction injury model of neuropathic pain, a single oral administration of ANAVEX 1066 dose dependently restored the nociceptive threshold in the affected paw to normal levels while leaving the contralateral healthy paw unchanged. Efficacy was rapid and remained significant for two hours. In a model of visceral pain, chronic colonic hypersensitivity was induced by injection of an inflammatory agent directly into the colon and a single oral administration of ANAVEX 1066 returned the nociceptive threshold to control levels in a dose-dependent manner. Companion studies in rats demonstrated the lack of any effects on normal gastrointestinal transit with ANAVEX 1066 and a favorable safety profile in a battery of behavioral measures.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. The two categories are diseases of the central nervous system, and cancer. Specific indications include:

•	Alzheimer’s disease - In 2016, an estimated 5.4 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 30 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

•	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is set to expand from $2.1 billion in 2014 to $3.2 billion by 2021, according to business intelligence provider GBI Research.

•	Rett syndrome - Rett syndrome is a rare non-inherited genetic postnatal progressive neurodevelopmental disorder that occurs almost exclusively in girls and leads to severe impairments, affecting nearly every aspect of the child’s life: their ability to speak, walk, eat, and even breathe easily. Rett syndrome is caused by mutations in the MECP2 gene and strikes all racial and ethnic groups and occurs worldwide in approximately 1 in every 10,000-15,000 live female births.

•	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

•	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. GBI Research estimates that the epilepsy market will increase to $4.5 billion by 2019.

•	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

•	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

•	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $18.6 billion in 2017 according to BCC Research.

•	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries will increase to $2.9 billion by 2021.

Financial Highlights

We had cash of $23.4 million at March 31, 2017, compared to $9.2 million at September 30, 2016. The increase in cash is primarily a result of the sale of shares of common stock for aggregate proceeds of $18.0 million under a Purchase Agreement by and between the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) dated October 21, 2015 (the “2015 Purchase Agreement”) pursuant to which Lincoln Park committed to purchase up to $50.0 million of our common stock from time to time through September 6, 2019. During the fiscal quarter ended March 31, 2017, we also received $2.0 million in other income from the Australian Tax Office, as part of a government sponsored research and development incentive program.

Operating expenses for the quarter ended March 31, 2017 were $3.6 million, compared to $2.2 million for the comparable quarter in fiscal 2016. The principal reason for the increase in operating costs was due to an increase in research and development costs in the current quarter, as a result of increased preclinical activities, as well as clinical preparatory activities and the ongoing Phase 2a clinical trial extension.

We expect our research and development expenses will continue to increase as we proceed into a Phase 2/3 clinical study for Alzheimer’s disease, and continue to advance other auxiliary research and development activities. We continue to target potential research partners to further advance our pipeline compounds.

Net loss for the quarter ended March 31, 2017 was $1.5 million, or $0.04 per share, as compared to $2.0 million, or $0.06 per share in the comparable quarter in fiscal 2016.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Operating Expenses

Our operating expenses for the three months ended March 31, 2017 were $3.6 million, which represents an increase of $1.4 million from the comparable quarter in fiscal 2016. The increase in operating costs was primarily attributable to an increase in research and development expenses of $1.4 million, primarily as a result of an increase in preclinical programs on ANAVEX 2-73 for additional indications, as well as clinical preparatory activities and an increased research and development team.

Other income (expenses)

The net amount of other income for the quarter ended March 31, 2017 was $2.1 million as compared to $0.1 million for the comparable quarter ended March 31, 2016. The largest reason for the increase in other income was the receipt of $2.0 million in other income in the quarter ended March 31, 2017 as part of a research and development incentive program offered by the Australian Tax Office, which was granted in connection with eligible expenditures from our clinical trials in Australia.

Six months ended March 31, 2017 compared to six months ended March 31, 2016

Operating Expenses

Our operating expenses for the six months ended March 31, 2017 were $6.8 million, which represents an increase of $0.1 million from the comparable quarter in fiscal 2016. The increase in operating costs was primarily attributable to an increase in research and development expenses of $1.8 million attributable to expanded preclinical programs, clinical preparatory activities and an expanded research and development team. The increase in research and development expenses was substantially offset by a decrease in general and administrative expenses related to one-time charges incurred in the comparable period and increased legal fees in the comparable period as a result of financing and related activities in that period.

Other income (expenses)

The net amount of other income for the six months ended March 31, 2017 was $2.1 million as compared to $0.7 million for the six months ended March 31, 2016. The largest reason for the increase in other income was the receipt of $2.0 million in other income in the six-month period ended March 31, 2017 as part of a research and development incentive program offered by the Australian Tax Office, which was granted in connection with eligible expenditures from our clinical trials in Australia.

Liquidity and Capital Resources

Working Capital

	March 31, 2017	September 30, 2016
Current Assets	$23,554,192	$9,446,285
Current Liabilities	2,119,897	3,190,525
Working Capital	$21,434,295	$6,255,760

At March 31, 2017, we had $23.4 million in cash, an increase of $14.2 million from September 30, 2016. The principal reason for this increase is the $18.0 million in cash received from the issuance of shares of common stock under the 2015 Purchase Agreement. During the quarter ended March 31, 2017, we also received approximately $2.0 million in other income as part of a research and development incentive program offered by the Australian Tax Office. We intend to use the majority of our capital resources to complete the next clinical trial for ANAVEXTM 2-73, and to perform work necessary to prepare for further clinical development.

Cash Flows

	Six months ended March 31,
	2017	2016
Cash flows used in operating activities	$(3,851,368)	$(5,149,749)
Cash flows used in investing activities	-	-
Cash flows from financing activities	18,016,121	1,809,620
Increase (decrease) in cash during the period	$14,164,753	$(3,340,129)

Cash flow used in operating activities

Cash used in operating activities for the period ended March 31, 2017 was $3.9 million, compared to $5.2 million during the quarter ended March 31, 2016. The principal reason for this decrease in cash used from operating activities in the current period is the receipt of $2.0 million in research and development incentive income during the quarter ended March 31, 2017, compared to $0.6 million in the comparable period.

Cash flow provided by financing activities

Cash provided by financing activities for the period ended March 31, 2017 was $18.0 million, attributable to cash received from the issuance of 5,155,200 common shares at various market prices under the 2015 Purchase Agreement.

In the comparable period ended March 31, 2016, cash provided by financing activities amounted to $1.8 million, mostly attributable to cash received pursuant to the exercise of outstanding share purchase warrants and cash received from the issuance of shares of common stock at various market prices under a purchase agreement by and between the Company and Lincoln Park, dated July 5, 2013, pursuant to which the Company sold and issued to Lincoln Park, and Lincoln Park purchased $10.0 million in value of our shares of common stock from time to time over a 25-month period.

Other Financing

On October 21, 2015, we entered into the Purchase Agreement) with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $50.0 million of our common stock. Concurrently with the execution of the 2015 Purchase Agreement, we issued 179,598 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the 2015 Purchase Agreement. The shares that may be sold pursuant to the 2015 Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period ending September 6, 2019, the date the Securities and Exchange Commission (the “SEC”) declared effective the related registration statement. As of March 31, 2017, an amount of $30.6 million remained available under the 2015 Purchase Agreement.

We may direct Lincoln Park, at our sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of our common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park’s committed obligation under any single purchase shall not exceed $2.0 million. The purchase price of shares of common stock related to the financing are based on the then prevailing market prices of such shares at the time of sales, as described in the 2015 Purchase Agreement.

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

We expect that we will be able to continue to fund our operations through the next 12 months using existing cash on hand and through other equity financing in the future. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017, excluding amounts related to uncertain tax positions, funding commitments, contingent development, and regulatory and commercial milestone payments:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$224,377	$56,094	$168,283	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$224,377	$56,094	$168,283	-	-

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on our financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on our financial condition, results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on our financial condition, results of operations and cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These amendments are effective for annual and interim reporting periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but is not expected to have a material effect on the our consolidated financial statements.

Other than noted above, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to a variety of market risks, including interest rate risk, foreign currency exchange risk and equity price risk.

Interest Rate Risk

We invest a major portion of our cash surplus in bank deposits in the United States and, to a lesser extent, Australia. Since the bank deposits typically carry fixed interest rates, financial income over the holding period is not sensitive to changes in interest rates, but only the fair value of these instruments. However, our interest gains from future deposits could decline in the future as a result of changes in the financial markets. In any event, given the historic low levels of interest rates, we estimate that a decline in the interest rates we are currently receiving will not result in a material adverse effect to our business.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which our company or our subsidiary is a party or of which any of their property is subject. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder holding more than 5% of our shares, is an adverse party or has a material interest adverse to our or our subsidiary’s interest.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 14, 2016. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially; however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)
3.4	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 30, 2015)
3.5	Certificate of Change to the Articles of Incorporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 6, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1*	Certification of Christopher Missling, PhD and Sandra Boenisch.
99.1*	Corporate Investment Policy Adopted May 4, 2017
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2017

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2017

