Form 10-Q
period 2017-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2017-08-07
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

☐  Yes   ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,172,090 shares of common stock outstanding as of August 7, 2017.

ii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2017 and September 30, 2016

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$24,793,424	$9,186,814
Sales tax recoverable	8,216	79,347
Prepaid expenses	52,694	180,124
	24,854,334	9,446,285
Deposits	52,396	52,396
	$24,906,730	$9,498,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$1,435,498	$3,119,993
Deferred grant income	19,073	70,532
	1,454,571	3,190,525

Commitments - Note 6

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
42,172,090 common shares (September 30, 2016 - 36,168,299)	42,173	36,169
Additional paid-in capital	109,733,970	84,290,140
Accumulated deficit	(86,323,984)	(78,018,153)
	23,452,159	6,308,156
	$24,906,730	$9,498,681

The Accompanying Notes are an Integral Part of these Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended June 30, 2017 and 2016

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Operating expenses
General and administrative	$1,405,026	$1,134,845	$3,647,224	$5,117,591
Research and development	2,300,277	1,158,820	6,835,700	3,888,676

Total operating expenses	(3,705,303)	(2,293,665)	(10,482,924)	(9,006,267)

Other income (expenses)
Grant income	69,146	47,767	121,116	113,701
Research and development incentive income	—	—	2,022,902	571,093
Interest income, net	26,677	2,626	48,479	6,832
Gain on settlement of accounts payable	75,204	—	75,204	151,402
Financing related charges and adjustments	—	(8)	—	(1,175)
Foreign exchange gain (loss)	(65,932)	8,924	(40,128)	(37,637)

Total other income, net	105,095	59,309	2,227,573	804,216
Net loss before provision for income taxes	(3,600,208)	(2,234,356)	(8,255,351)	(8,202,051)

Income tax expense - current	(9,877)	(6,000)	(50,480)	(23,615)

Net loss and comprehensive loss	$(3,610,085)	$(2,240,356)	$(8,305,831)	$(8,225,666)

Loss per share
Basic and diluted	$(0.09)	$(0.06)	$(0.21)	$(0.24)

Weighted average number of shares outstanding
Basic and diluted	41,509,225	35,709,686	40,344,149	34,961,838

The Accompanying Notes are an Integral Part of these Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2017

(Unaudited)

	2017	2016

Cash Flows used in Operating Activities
Net loss	$(8,305,831)	$(8,225,666)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	—	746
Accretion of debt discount	—	1,175
Stock-based compensation	3,017,876	1,276,967
Gain on settlement of accounts payable	(75,204)	(151,402)
Unrealized foreign exchange	—	2,649
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	55,967	28,887
Prepaid expenses and deposits	127,430	32,371
Accounts payable and accrued liabilities	(1,594,127)	(294,793)
Deferred grant income	(51,459)	(44,490)
Net cash used in operating activities	(6,825,348)	(7,373,556)

Cash Flows provided by Financing Activity
Issuance of common shares, net of share issue costs	22,431,958	1,809,620
Net cash provided by financing activity	22,431,958	1,809,620

Increase (decrease) in cash during the period	15,606,610	(5,563,936)
Cash and cash equivalents, beginning of period	9,186,814	15,290,976
Cash and cash equivalents, end of period	$24,793,424	$9,727,040

The Accompanying Notes are an Integral Part of these Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended June 30, 2017

(Unaudited)

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2016	36,168,299	$36,169	$84,290,140	$(78,018,153)	$6,308,156
Shares issued under purchase agreement
Purchase shares	5,910,939	5,911	22,426,047	—	22,431,958
Commitment shares	40,290	40	(40)	—	—
Shares issued upon exercise of warrants - cashless	52,562	53	(53)	—	—
Share based compensation	—	—	3,017,876	—	3,017,876
Net loss for the period	—	—	—	(8,305,831)	(8,305,831)
Balance, June 30, 2017	42,172,090	$42,173	$109,733,970	$(86,323,984)	$23,452,159

The Accompanying Notes are an Integral Part of these Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2017

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

Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

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

June 30, 2017

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

As of June 30, 2017, loss per share excludes 6,746,964 (September 30, 2016 – 6,008,309) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Note 2	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted During the Period

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

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

June 30, 2017

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

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for the Company on October 1, 2017. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, (“ASC 230”) including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These amendments are effective for annual and interim reporting periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company’s current disclosures and reclassifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on October 1, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

The grant income has been deferred and is being amortized to other income over the related commitment period as the related research and development expenditures are incurred. During the three and nine months ended June 30, 2017, the Company recognized $69,146 and $121,116, respectively (2016: $47,767 and $113,701) of this grant on its statement of operations within grant income.

Research and development tax incentive

During the three and nine months ended June 30, 2017, the Company received other income of $Nil and $2,022,902, respectively (2016: $Nil and $571,093, respectively) in respect of a research and development incentive program offered by the Australian government.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2017

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

During the nine months ended June 30, 2017, the Company issued to Lincoln Park an aggregate of 5,951,229 shares of common stock under the Purchase Agreement, including 5,910,939 shares of common stock for an aggregate purchase price of $22,431,958 and 40,290 commitment shares. At June 30, 2017, an amount of $26,210,241 remained available under the 2015 Purchase Agreement.

Note 5	Related Party Transactions

As at June 30, 2017, included in accounts payable and accrued liabilities was $41,195 (September 30, 2016: $59,264) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

Note 6	Commitments

a)	Lease Commitment

The Company is committed to lease payments as follows:

Fiscal year ending September 30,
2017	$28,047
2018	112,189
2019	56,094
$196,330

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 6	Commitments – (cont’d)

b)	Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its consolidated financial statements.

c)	Share Purchase Warrants

A summary of the status of Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, October 1, 2015	4,272,890	$2.11
Exercised	(2,463,581)	$1.67
Balance, September 30, 2016	1,809,309	$2.70
Exercised	(200,000)	$3.00
Balance,June 30, 2017	1,609,309	$2.66

At June 30, 2017, the Company had share purchase warrants outstanding of 1,609,309, with a weighted average exercise price of $2.66 as follows:

Number	Exercise Price	Expiry Date
1,262,180	$3.00	July 5, 2018
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
31,250	$1.24	May 31, 2019
7,500	$1.04	May 31, 2019
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

During the nine months ended June 30, 2017, 200,000 share purchase warrants were cashless exercised, resulting in the issuance of 52,562 shares of common stock.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 6	Commitments – (cont’d)

d)	Stock–based Compensation Plan

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

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date fair value
Outstanding at October 1, 2015	1,822,500	$2.00
Granted	2,401,500	$5.22	$4.38
Expired	(25,000)	$14.68
Outstanding at September 30, 2016	4,199,000	$3.76
Granted	1,080,000	$5.55	$5.48
Forfeited	(141,345)	$4.02
Outstanding at June 30, 2017	5,137,655	$4.13
Exercisable at June 30, 2017	3,124,885	$2.89
Exercisable at September 30, 2016	2,290,717	$2.41

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 6	Commitments – (cont’d)

d)	Stock-based Compensation Plan – (cont’d)

At June 30, 2017, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
500,000	500,000	$1.60	July 5, 2023	$1,860,000	6.01
75,000	75,000	$1.20	May 7, 2024	309,000	6.85
125,000	93,750	$1.32	May 8, 2024	500,000	6.86
718,750	718,750	$0.92	April 2, 2025	3,162,500	7.76
29,167	29,167	$1.44	June 8, 2025	113,168	7.94
50,000	33,333	$1.76	June 15, 2025	178,000	7.96
273,542	177,500	$5.04	September 18, 2025	76,592	8.22
1,500	1,500	$5.64	September 30, 2025	—	8.25
31,250	18,230	$5.68	October 2, 2025	—	8.26
25,000	14,583	$8.98	October 16, 2025	—	8.30
1,500	1,500	$5.57	December 31, 2025	—	8.50
1,500	1,500	$4.90	March 31, 2026	630	8.75
1,500	1,500	$5.66	April 27, 2026	—	8.82
19,697	19,697	$4.09	May 18, 2026	24,227	8.88
1,500	1,500	$6.11	June 30, 2026	—	9.00
379,625	94,906	$6.26	July 5, 2026	—	9.01
861,429	215,357	$7.06	July 18, 2026	—	9.05
40,000	13,333	$3.06	September 7, 2026	90,400	9.19
1,006,696	1,006,696	$3.28	September 22, 2026	2,053,660	9.23
89,999	29,999	$3.63	October 3, 2026	152,098	9.26
15,000	3,750	$4.35	December 9, 2026	14,550	9.44
50,000	—	$5.39	February 7, 2027	—	9.61
40,000	6,666	$5.26	February 17, 2027	2,400	9.63
800,000	66,668	$5.92	May 12, 2027	—	9.86
5,137,655	3,124,885			$8,537,225

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2017.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 6	Commitments – (cont’d)

d)	Stock–based Compensation Plan – (cont’d)

The Company recognized stock based compensation expense of $1,159,716 and $3,017,876, respectively, during the three and nine months ended June 30, 2017 (2016: $230,239 and $666,967 respectively) in connection with the issuance and vesting of stock options in exchange for services, and $Nil and $Nil respectively (2016: $Nil and $610,000, respectively), in connection with the vesting of restricted stock in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
General and administrative	$574,470	$127,473	$1,452,181	$715,991
Research and development	585,246	102,766	1,565,695	560,976
Total share based compensation	$1,159,716	$230,239	$3,017,876	$1,276,967

An amount of approximately $8,872,029 in stock based compensation is expected to be recorded over the remaining term of such options through March 31, 2020.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2017	2016
Risk-free interest rate	1.98%	1.67%
Expected life of options (years)	6.82	6.63
Annualized volatility	111.67%	105.21%
Dividend rate	0.00%	0.00%

The fair value of restricted stock compensation charges during the nine months ended June 30, 2016 was determined with reference to the quoted market price of the Company’s shares on the commitment date.

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

In February 2016, the Company presented positive preclinical data for ANAVEXTM 2-73 in Rett syndrome, a rare neurodevelopmental disease indication. The study was funded by the Rettsyndrome.org foundation. In January 2017, the Company was awarded a financial grant from the Rettsyndrome.org foundation of a minimum of $0.6 million to cover the majority of a planned U.S. multicenter Phase 2 clinical trial of ANAVEXTM 2-73 for the treatment of Rett syndrome. The Phase 2 trial is scheduled to begin in calendar 2017 and will be a randomized, double blind, placebo-controlled study of ANAVEXTM 2-73 in patients with Rett syndrome lasting up to 12 weeks. Primary and secondary endpoints include safety as well as Rett syndrome conditions such as cognitive impairment, motor impairment, behavioral symptoms and seizure activity.

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

The Phase 2a study met both primary and secondary objectives of the study. The 31-week preliminary exploratory safety and efficacy data from the Phase 2a study of ANAVEXTM 2-73 in Alzheimer’s patients, with most also receiving donepezil, the current standard of care, demonstrated favorable safety, maximum tolerated dose, positive dose response, sustained efficacy response through 31 weeks for both cognitive and functional measures, as well as positive unexpected therapeutic response events. ANAVEXTM 2-73 continued to demonstrate a favorable adverse event profile through 31 weeks in a patient population of elderly Alzheimer’s patients with varying degrees of physical fragility. The most common side effects across all adverse events categories tended to be of mild severity grade 1, and were resolved with dose reductions that were anticipated within the adaptive design of the study protocol.

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

At 57 weeks, Alzheimer’s patients taking a daily oral dose between 10mg and 50mg, ANAVEXTM 2-73 was well tolerated. There were no clinically significant treatment-related adverse events and no serious adverse events. Despite non-optimized dosing of ANAVEXTM 2-73 throughout the 57-week study, continued significant improvements from baseline of cognitive, functional and behavioural scores in a group of patients were observed, respectively. This data will be analyzed using refined mathematical modeling methods in conjunction with the detailed pharmacokinetic (PK) information.

ANAVEXTM 2-73 data presented meets prerequisite information in order to progress into a Phase 2/3 placebo controlled study, which is currently in the preparation phase.

Preclinical data also validates ANAVEXTM 2-73 as a prospective platform drug for other neurodegenerative diseases beyond Alzheimer’s as well as neurodevelopmental diseases, more specifically, Parkinson’s disease, epilepsy, Rett syndrome, Angelman syndrome and Fragile X syndrome.

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

In Rett syndrome, a rare neurodevelopmental disease indication, administration of ANAVEXTM 2-73 resulted in both significant and dose related improvements in an array of behavioral paradigms in the MECP2 HET Rett syndrome disease model. In addition, in a further experiment sponsored by Rettsyndrome.org, ANAVEXTM 2-73 was evaluated in automatic visual response and respiration tests in 7-month old mice, an age at which advanced pathology is evident. Vehicle-treated MECP2 mice demonstrated fewer automatic visual responses than wild-type mice. Treatment with ANAVEXTM 2-73 for four weeks significantly increased the automatic visual response in the MECP2 Rett syndrome disease mouse.

The Company is currently in preparation for a Phase 2 clinical trial for the treatment of Rett syndrome.

In May 2017, the Company announced new preclinical data for ANAVEXTM 2-73 in the neurodevelopmental disorders Angelman syndrome and Fragile X syndrome. For Angelman syndrome, in a study sponsored by the Foundation for Angelman Syndrome, ANAVEXTM 2-73 was assessed in a mouse model for the development of audiogenic seizures.  The results indicated that ANAVEXTM 2-73 administration significantly reduced audiogenic-induced seizures. In Fragile X, in a recent study sponsored by Fraxa Research Foundation, data demonstrated that ANAVEXTM 2-73 restored hippocampal brain-derived neurotrophic factor (BDNF) expression to normal levels. BDNF under-expression has been observed in many neurodevelopmental and neurodegenerative pathologies. BDNF signaling promotes maturation of both excitatory and inhibitory synapses. ANAVEXTM 2-73 normalization of BDNF expression could be a contributing factor for the positive data observed in both neurodevelopmental and neurodegenerative disorders.

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

ANAVEX 3-71

ANAVEX 3-71, previously named AF710B is a preclinical drug candidate with a novel mechanism of action via sigma-1 receptor activation and M1 muscarinic allosteric modulation, which has been shown to enhance neuroprotection and cognition in Alzheimer’s disease. ANAVEX 3-71 is a CNS-penetrable mono-therapy that bridges treatment of both cognitive impairments with disease modifications. It is highly effective in very small doses against the major Alzheimer’s hallmarks in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, and also has beneficial effects on inflammation and mitochondrial dysfunctions. ANAVEX 3-71 indicates extensive therapeutic advantages in Alzheimer’s and other protein-aggregation-related diseases given its ability to enhance neuroprotection and cognition via sigma-1 receptor activation and M1 muscarinic allosteric modulation.

A recent preclinical study examined the response of ANAVEX 3-71 in aged transgenic animal models, and showed a significant reduction in rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX 3-71. In April 2016, the FDA granted Orphan Drug Designation to ANAVEX 3-71 for the treatment of Frontotemporal dementia.

In April 2017, new preclinical data was presented for ANAVEX 3-71 indicating that during pathological conditions, ANAVEX 3-71 demonstrated the formation of new synapses between neurons (synaptogenesis) without causing an abnormal increase in the number of astrocytes. In neurodegenerative diseases such as Alzheimer’s and Parkinson’s disease, synaptogenesis is believed to be impaired. Additional preclinical data presented also indicates that in addition to reducing oxidative stress, ANAVEX 3-71 demonstrates protective effects of the mitochondrial enzyme complexes I and IV during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. The two categories are diseases of the central nervous system, and cancer. Specific indications include:

●	Alzheimer’s disease - In 2016, an estimated 5.4 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 30 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is set to expand from $2.1 billion in 2014 to $3.2 billion by 2021, according to business intelligence provider GBI Research.

●	Rett syndrome - Rett syndrome is a rare non-inherited genetic postnatal progressive neurodevelopmental disorder that occurs almost exclusively in girls and leads to severe impairments, affecting nearly every aspect of the child’s life: their ability to speak, walk, eat, and even breathe easily. Rett syndrome is caused by mutations in the MECP2 gene and strikes all racial and ethnic groups and occurs worldwide in approximately 1 in every 10,000-15,000 live female births.

●	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

●	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. GBI Research estimates that the epilepsy market will increase to $4.5 billion by 2019.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

●	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $18.6 billion in 2017 according to BCC Research.

●	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries will increase to $2.9 billion by 2021.

Financial Highlights

We had cash of $24.8 million at June 30, 2017, compared to $9.2 million at September 30, 2016. The increase in cash is primarily a result of the sale of shares of common stock for aggregate proceeds of $22.4 million under a Purchase Agreement by and between the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) dated October 21, 2015 (the “Purchase Agreement”). During the fiscal year to the end of our third quarter, we also received $2.0 million in other income from the Australian Tax Office, as part of a government sponsored research and development incentive program.

Operating expenses for the third quarter of fiscal 2017 were $3.7 million, compared to $2.3 million for the comparable quarter in fiscal 2016. The principal reason for the increase in operating costs was due to an increase in research and development costs, as a result of increased preclinical activities, as well as clinical preparatory activities and the ongoing Phase 2a clinical trial extension.

We expect our research and development expenses will continue to increase as we proceed into a Phase 2/3 clinical study for Alzheimer’s disease, a Phase 2 trial for Rett syndrome, a Phase 2 study in Parkinson’s disease and continue to advance other auxiliary research and development activities. We continue to target potential research partners to further advance our pipeline compounds.

Net loss for the third quarter of fiscal 2017 was $3.6 million, or $0.09 per share, as compared to $2.2 million, or $0.06 per share in the comparable quarter in fiscal 2016.

Results of Operations

Revenue

We have not earned any revenues since our inception on January 23, 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Operating Expenses

Our operating expenses for the three months ended June 30, 2017 were $3.7 million which represents an increase of $1.4 million from the comparable quarter in fiscal 2016. The increase in operating costs was primarily attributable to an increase in research and development expenses of $1.1 million, primarily as a result of an increase in preclinical programs on ANAVEXTM 2-73 for additional indications, as well as clinical trial preparatory activities, and an expanded research and development team.

There was also an increase in general and administrative expenses of $0.3 million, which is mostly related to an increase in salaries and wages, as a result of an increase in staff.

Other income (expenses)

The net amount of other income for the quarter ended June 30, 2017 was $0.1 million as compared to $0.06 million for the comparable quarter ended June 30, 2016. The largest reason for the increase in other income was a gain in respect of a negotiated settlement of accounts payable.

Nine months ended June 30, 2017 compared to nine months ended June 30, 2016

Operating Expenses

Our operating expenses for the nine months ended June 30, 2017 were $10.5 million which represents an increase of $1.5 million from the comparable period in fiscal 2016. The increase in operating costs was primarily attributable to an increase in research and development expenses of $2.9 million, attributable to expanded preclinical programs, clinical preparatory activities and an expanded research and development team. The increase in research and development expenses was substantially offset by a decrease in general and administrative expenses related to one-time charges incurred in the comparable period and increased legal fees in the comparable period as a result of financing and related activities in that period.

Other income (expenses)

The net amount of other income for the nine months ended June 30, 2017 was $2.2 million as compared to $0.8 million for the nine months ended June 30, 2016. The largest reason for the increase in other income was the receipt of $2.0 million in other income as part of a research and development incentive program offered by the Australian Tax Office, which was granted in connection with eligible expenditures from our clinical trials in Australia.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	September 30, 2016
Current Assets	$24,854,334	$9,446,285
Current Liabilities	1,454,571	3,190,525
Working Capital	$23,399,763	$6,255,760

At June 30, 2017, we had $24.8 million in cash, an increase of $15.6 million from September 30, 2016. The principal reason for this increase is the $22.4 million in cash received from the issuance of shares of common stock under the Purchase Agreement. In our second quarter, we also received approximately $2.0 million in other income as part of a research and development incentive program offered by the Australian Tax Office. We intend to use the majority of our capital resources to complete the next clinical trials for ANAVEXTM 2-73, and to perform work necessary to prepare for further clinical development.

Cash Flows

	Nine months ended June 30,
	2017	2016
Cash flows used in operating activities	$(6,825,348)	$(7,373,556)
Cash flows from financing activities	22,431,958	1,809,620
Increase (decrease) in cash during the period	$15,606,610	$(5,563,936)

Cash flow used in operating activities

Cash used in operating activities for the nine-month period ended June 30, 2017 was $6.8 million, compared to $7.4 million during the nine-month period ended June 30, 2016. The principal reason for this decrease in cash used from operating activities in the current period is the receipt of $2.0 million in research and development incentive income during our second quarter, compared to $0.6 million in the comparable nine-month period.

Cash flow provided by financing activities

Cash provided by financing activities for the period ended June 30, 2017 was $22.4 million, attributable to cash received from the issuance of 5,951,229 common shares at various market prices under the Purchase Agreement.

In the comparable period ended June 30, 2016, cash provided by financing activities amounted to $1.8 million, mostly attributable to cash received pursuant to the exercise of outstanding share purchase warrants, and cash received from the issuance of common shares under a purchase agreement with Lincoln Park dated July 5, 2013, which is no longer in effect.

Other Financing

On October 21, 2015, we entered into the Purchase Agreement) with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $50.0 million of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 179,598 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period ending September 6, 2019, the date the Securities and Exchange Commission (the “SEC”) declared effective the related registration statement. As of June 30, 2017, an amount of $26.2 million remained available under the Purchase Agreement.

We may direct Lincoln Park, at our sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of our common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park’s committed obligation under any single purchase shall not exceed $2.0 million. The purchase price of shares of common stock related to the financing are based on the then prevailing market prices of such shares at the time of sales, as described in the Purchase Agreement.

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

We expect that we will be able to continue to fund our operations through the next 12 months using existing cash on hand, the sale of shares of common stock under the Purchase Agreement, and through other equity financing in the future. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017, excluding amounts related to uncertain tax positions, funding commitments, contingent development, and regulatory and commercial milestone payments:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$196,330	$112,189	$84,141	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$196,330	$112,189	$84,141	—	—

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have any effect on our financial condition, results of operations and cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, (“ASC 230”) including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These amendments are effective for annual and interim reporting periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company’s current disclosures and reclassifications within the consolidated statement of cash flows but is not expected to have a material effect on the our consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on October 1, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

Foreign Currency Exchange Risk

A significant portion of our expenditures, including clinical research expenses relate to our operations in Australia and a portion of our consultancy expenses are incurred in Euros. The cost of those expenses, as expressed in US dollars, is influenced by the exchange rate of these currencies against the US Dollar. If the US dollar declines in value in relation to these currencies, it will become more expensive for us to fund our operations; however, we estimate that a decline in the US Dollar will not result in a material adverse effect to our business because, to limit this risk, the Company holds minimal cash reserves in currencies other than the US Dollar.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 7, 2017

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 7, 2017