Form 10-K
period 2017-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2017-12-11
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number: 001-37606

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
☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Smaller reporting company ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Emerging growth company ☐
Accelerated filer	☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 44,220,833 issued and outstanding as of December 8, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “forecast,” “could,” “suggest,” “plan,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	our ability to generate any revenue or to continue as a going concern;

●	our ability to successfully conduct clinical and preclinical trials for our product candidates;

●	our ability to raise additional capital on favorable terms;

●	our ability to execute our development plan on time and on budget;

●	our products ability to demonstrate efficacy or an acceptable safety profile;

●	our ability to obtain the support of qualified scientific collaborators;

●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;

●	our ability to identify and obtain additional product candidates;

●	intellectual property rights and protections;

●	competition;

●	the anticipated start dates, durations and completion dates of our ongoing and future clinical studies;

●	the anticipated designs of our future clinical studies;

●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates; and

●	our anticipated future cash position.

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

iii

PART I

ITEM 1. BUSINESS

Anavex Life Sciences Corp. is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative and neurodevelopmental diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (“CNS”) diseases, pain and various types of cancer. Our lead compound, ANAVEX®2-73, is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a severe neurological disorder caused by mutations in the X-linked gene MECP2 (methyl-CpG-binding protein 2).

In November 2016, a Phase 2a clinical trial, consisting of PART A and PART B, which lasted a total of 57 weeks, was completed for ANAVEX®2-73 in mild-to-moderate Alzheimer’s patients. This open-label randomized trial met both primary and secondary endpoints, and was designed to assess the safety and exploratory efficacy of ANAVEX®2-73 in 32 patients. ANAVEX®2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease. In October 2017, we presented pharmacokinetic (PK) and pharmacodynamic (PD) data from its positive Phase 2a study, which established a concentration-effect relationship between ANAVEX®2-73 and study measurements. These measures obtained from all patients who participated in the entire 57 weeks include exploratory cognitive and functional scores as well as biomarker signals of brain activity. Additionally, ANAVEX®2-73 activity appears to be enhanced by its active metabolite (ANAVEX19-144), which also targets the sigma-1 receptor and has a half-life approximately twice as long as the parent molecule.

In March 2016, we received approval from the Ethics Committee in Australia to extend the Phase 2a clinical trial, which had been requested by patients and their caregivers. The trial extension allows participants who completed the 52-week PART B of the study to roll-over into a new trial and continue taking ANAVEX®2-73 for an additional 104 weeks, providing an opportunity to gather extended safety data. The trial is independent of our planned larger Phase 2/3 double-blind, placebo-controlled study of ANAVEX®2-73 in Alzheimer’s disease.

In February 2016, we presented positive preclinical data for ANAVEX®2-73 in Rett syndrome, a rare neurodevelopmental disease. The study was funded by the International Rett Syndrome Foundation (the “Rettsyndrome.org foundation”). In January 2017, we were awarded a financial grant from the Rettsyndrome.org foundation of a minimum of $0.6 million towards covering the costs of a planned U.S. multicenter Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. The Phase 2 trial is scheduled to begin following the FDA’s approval of the Company’s investigational new drug (IND) application and will be a randomized, double blind, placebo-controlled study of ANAVEX®2-73 in patients with Rett syndrome lasting up to 12 weeks. Primary and secondary endpoints include safety as well as Rett syndrome conditions such as cognitive impairment, motor impairment, behavioral symptoms and seizure activity.

In September 2016, we presented positive preclinical data for ANAVEX®2-73 in Parkinson’s disease, which demonstrated significant improvements on all measures: behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J Fox Foundation. Additional data was announced in October 2017 from the model for experimental parkinsonism. The data presented indicates that ANAVEX®2-73 induces robust neurorestoration in experimental parkinsonism. The encouraging results we have gathered in this model, coupled with the favorable profile of this compound in the Alzheimer’s disease trial, support the notion that ANAVEX®2-73 is a promising clinical candidate drug for Parkinson’s disease.

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

Compounds that have been subjects of our research include the following:

ANAVEX®2-73

ANAVEX®2-73 may offer a disease-modifying approach in Alzheimer’s disease (AD) by using ligands that activate sigma-1 receptors.

In AD animal models, ANAVEX®2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. In addition, ANAVEX®2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology. In a transgenic AD animal model Tg2576 ANAVEX®2-73 induced a statistically significant neuroprotective effect against the development of oxidative stress in the mouse brain, as well as significantly increased the expression of functional and synaptic plasticity markers that is apparently amyloid-beta independent. It also statistically alleviated the learning and memory deficits developed over time in the animals, regardless of sex, both in terms of spatial working memory and long-term spatial reference memory.

Based on the results of pre-clinical testing, we initiated and completed a Phase 1 single ascending dose (SAD) clinical trial of ANAVEX®2-73 in 2011. In this Phase 1 SAD trial, the maximum tolerated single dose was defined per protocol as 55-60 mg. This dose is above the equivalent dose shown to have positive effects in mouse models of AD. There were no significant changes in laboratory or electrocardiogram (ECG) parameters. ANAVEX®2-73 was well tolerated below the 55-60 mg dose with only mild adverse events in some subjects. Observed adverse events at doses above the maximum tolerated single dose included headache and dizziness, which were moderate in severity and reversible. These side effects are often seen with drugs that target CNS conditions, including AD.

The ANAVEX®2-73 Phase 1 SAD trial was conducted as a randomized, placebo-controlled study. Healthy male volunteers between the ages of 18 and 55 received single, ascending oral doses over the course of the trial. Study endpoints included safety and tolerability together with pharmacokinetic parameters. Pharmacokinetics includes the absorption and distribution of a drug, the rate at which a drug enters the blood and the duration of its effect, as well as chemical changes of the substance in the body. This study was conducted in Germany in collaboration with ABX-CRO, a clinical research organization that has conducted several Alzheimer’s disease studies, and the Technical University of Dresden.

In December 2014, a Phase 2a clinical trial was initiated for ANAVEX®2-73, which is being evaluated for the treatment of Alzheimer’s disease. The open-label randomized trial was designed to assess the safety and exploratory efficacy of ANAVEX®2-73 in 32 patients with mild-to-moderate Alzheimer’s disease. ANAVEX® 2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease.

The Phase 2a study met both primary and secondary objectives of the study. The 31-week preliminary exploratory safety and efficacy data from the Phase 2a study of ANAVEX®2-73 in Alzheimer’s patients, with most receiving also donepezil, the current standard of care, demonstrated favorable safety, maximum tolerated dose, positive dose response, sustained efficacy response through 31 weeks for both cognitive and functional measures, as well as positive unexpected therapeutic response events. ANAVEX®2-73 continued to demonstrate a favorable adverse event (AE) profile through 31 weeks in a patient population of elderly Alzheimer’s patients with varying degrees of physical fragility. The most common side effects across all AE categories tended to be of mild severity grade 1, and were resolved with dose reductions that were anticipated within the adaptive design of the study protocol.

Through 57 weeks, Alzheimer’s patients taking a daily oral dose between 10mg and 50mg of ANAVEX®2-73 was well tolerated. There were no clinically significant treatment-related adverse events and no serious adverse events. Despite non-optimized dosing of ANAVEX®2-73 throughout the 57-week study, continued significant improvements from baseline of cognitive, functional and behavioral scores in a group of patients were observed, respectively. This data was analyzed using refined mathematical modeling methods in conjunction with the detailed pharmacokinetic (PK) information.

Pre-specified exploratory analyses included the cognitive (MMSE) and the functional (ADCS-ADL) changes from baseline. A continued stabilization of both cognitive (MMSE) and functional (ADCS-ADL) measures in patients treated with ANAVEX®2-73 was observed. This correlation was positive with all measured scores (MMSE, ADCS-ADL, Cogstate, HAM-D and EEG/ERP).

ANAVEX®2-73 data presented meets prerequisite information in order to progress into a Phase 2/3 placebo controlled study, which is currently in the preparation phase.

Preclinical data also validates ANAVEX®2-73 as a prospective platform drug for other neurodegenerative diseases beyond Alzheimer’s as well as neurodevelopmental diseases, more specifically, Parkinson’s disease, epilepsy, Rett syndrome, Angelman syndrome and Fragile X syndrome. ANAVEX®2-73 demonstrated significant improvements in all of these indications in the respective preclinical animal models.

For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a classic animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. We are currently in preparation for a Phase 2 clinical trial for the treatment of Parkinson’s disease.

For epilepsy, data demonstrates both significant and dose related improvement in the reduction of seizures, as well as significant synergy with each of three generations of epilepsy drugs currently on the market.

In Rett syndrome, administration of ANAVEX®2-73 resulted in both significant and dose related improvements in an array of behavioral paradigms in the MECP2 HET Rett syndrome disease model. In addition, in a further experiment sponsored by the Rettsyndrome.org foundation, ANAVEX®2-73 was evaluated in automatic visual response and respiration tests in 7-month old mice, an age at which advanced pathology is evident. Vehicle-treated MECP2 mice demonstrated fewer automatic visual responses than wild-type mice. Treatment with ANAVEX®2-73 for four weeks significantly increased the automatic visual response in the MECP2 Rett syndrome disease mouse.

We have filed an investigational new drug application, or IND, for ANAVEX®2-73 for the treatment of Rett syndrome and are currently in preparation for a Phase 2 clinical trial. The IND might not be approved by the FDA, or it may be delayed or put on clinical hold or partial hold, or additional preclinical studies may be required.

In May 2017, we announced new preclinical data for ANAVEX®2-73 in the neurodevelopmental disorders Angelman syndrome and Fragile X syndrome. In a study sponsored by the Foundation for Angelman Syndrome, ANAVEX®2-73 was assessed in a mouse model for the development of audiogenic seizures. The results indicated that ANAVEX®2-73 administration significantly reduced audiogenic-induced seizures. In a recent study sponsored by FRAXA Research Foundation regarding Fragile X syndrome, data demonstrated that ANAVEX®2-73 restored hippocampal brain-derived neurotrophic factor (BDNF) expression to normal levels. BDNF under-expression has been observed in many neurodevelopmental and neurodegenerative pathologies. BDNF signaling promotes maturation of both excitatory and inhibitory synapses. ANAVEX®2-73 normalization of BDNF expression could be a contributing factor for the positive data observed in both neurodevelopmental and neurodegenerative disorders like Angelman and Fragile X syndromes.

Preclinical data presented also indicates that ANAVEX®2-73 demonstrates protective effects of mitochondrial enzyme complexes during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases. In May 2016 and June 2016, the FDA granted Orphan Drug Designation to ANAVEX®2-73 for the treatment of Rett syndrome and infantile spasms, respectively.

Additionally, in October 2017 we presented additional data from a preclinical study on ANAVEX®2-73 related to multiple sclerosis. Data presented indicates that ANAVEX®2-73 may promote remyelination in multiple sclerosis disease. Further, data also demonstrates that ANAVEX®2-73 provides protection for oligodendrocytes (“OL’s”) and oligodendrocyte precursor cells (“OPC’s”), as well as central nervous system neurons in addition to helping repair by increasing OPC proliferation and maturation in tissue culture.

ANAVEX 3-71

ANAVEX 3-71 is a preclinical drug candidate with a novel mechanism of action via sigma-1 receptor activation and M1 muscarinic allosteric modulation, which has been shown to enhance neuroprotection and cognition in Alzheimer’s disease. ANAVEX 3-71 is a CNS-penetrable mono-therapy that bridges treatment of both cognitive impairments with disease modifications. It is highly effective in very small doses against the major Alzheimer’s hallmarks in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, and also has beneficial effects on inflammation and mitochondrial dysfunctions. ANAVEX 3-71 indicates extensive therapeutic advantages in Alzheimer’s and other protein-aggregation-related diseases given its ability to enhance neuroprotection and cognition via sigma-1 receptor activation and M1 muscarinic allosteric modulation.

A recent preclinical study examined the response of ANAVEX 3-71 in aged transgenic animal models, and showed a significant reduction in the rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX 3-71. In April 2016, the FDA granted Orphan Drug Designation to ANAVEX 3-71 for the treatment of Frontotemporal dementia.

In April 2017, new preclinical data was presented for ANAVEX 3-71 indicating that during pathological conditions, ANAVEX 3-71 demonstrated the formation of new synapses between neurons (synaptogenesis) without causing an abnormal increase in the number of astrocytes. In neurodegenerative diseases such as Alzheimer’s and Parkinson’s disease, synaptogenesis is believed to be impaired. Additional preclinical data presented also indicates that in addition to reducing oxidative stress, ANAVEX 3-71 demonstrates protective effects of mitochondrial enzyme complexes during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases.

ANAVEX 1-41

ANAVEX 1-41 is a sigma-1 agonist. Pre-clinical tests revealed significant neuroprotective benefits (i.e., protects nerve cells from degeneration or death) through the modulation of endoplasmic reticulum, mitochondrial and oxidative stress, which damages and impairs cell viability. In addition, in animal models, ANAVEX 1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action.

Recent preclinical data presented also indicates that ANAVEX 1-41 demonstrates protective effects of mitochondrial enzyme complexes during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases.

ANAVEX 1037

ANAVEX 1037 is designed for the treatment of prostate cancer. It is a low molecular weight, synthetic compound exhibiting high affinity for sigma-1 receptors at nanomolar levels and moderate affinity for sigma-2 receptors and sodium channels at micromolar levels. In advanced pre-clinical studies, this compound revealed antitumor potential. It has also been shown to selectively kill human cancer cells without affecting normal/healthy cells and also to significantly suppress tumor growth in immune-deficient mice models. Scientific publications highlight the possibility that these ligands may stop tumor growth and induce selective cell death in various tumor cell lines. Sigma receptors are highly expressed in different tumor cell types. Binding by appropriate sigma-1 and/or sigma-2 ligands can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with ion channels, our drug candidates may play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation.

ANAVEX 1066

ANAVEX 1066, a mixed sigma-1/sigma-2 ligand is designed for the potential treatment of neuropathic and visceral pain. ANAVEX 1066 was tested in two preclinical models of neuropathic and visceral pain that have been extensively validated in rats. In the chronic constriction injury model of neuropathic pain, a single oral administration of ANAVEX 1066 dose-dependently restored the nociceptive threshold in the affected paw to normal levels while leaving the contralateral healthy paw unchanged. Efficacy was rapid and remained significant for two hours. In a model of visceral pain, chronic colonic hypersensitivity was induced by injection of an inflammatory agent directly into the colon and a single oral administration of ANAVEX 1066 returned the nociceptive threshold to control levels in a dose-dependent manner. Companion studies in rats demonstrated the lack of any effects on normal gastrointestinal transit with ANAVEX 1066 and a favorable safety profile in a battery of behavioral measures.

Our compounds are in the pre-clinical and clinical testing stages of development, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

●	Alzheimer’s disease - In 2016, an estimated 5.4 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 30 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is set to expand from $2.1 billion in 2014 to $3.2 billion by 2021, according to business intelligence provider GBI Research.

●	Rett syndrome - Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the methyl-CpG-binding protein 2 (MECP2) gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

●	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. GBI Research estimates that the epilepsy market will increase to $4.5 billion by 2019.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $18.6 billion in 2017 according to BCC Research.

●	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries will increase to $2.9 billion by 2021.

Competition

The pharmaceutical industry is intensely competitive.

At this time, our competitors are other biomedical development companies that are trying to discover and develop compounds to be used in the treatment of Alzheimer’s disease and other CNS diseases, and those companies already doing so. Those companies include Biogen (NASDAQ:BIIB), Axovant Sciences Ltd. (NYSE: AXON), Perrigo Company Plc (NYSE:PRGO), Pfizer Inc. (NYSE:PFE), Allergan Plc (NYSE:AGN), Novartis AG (NYSE:NVS), GlaxoSmithKline Plc (NYSE:GSK), Merck & Co. Inc. (NYSE:MRK), Eli Lilly & Co. (NYSE: LLY), Johnson & Johnson (NYSE:JNJ) and Roche Holding AG (VTX:ROG). For additional discussion of the risks related to competition, see Item 1A “Risk Factors.”

Patents, Trademarks and Intellectual Property

Anavex holds ownership or exclusive rights to four U.S. patents and nine U.S. or PCT patent applications with various international counterpart applications, all of which relate to drug candidates and methods associated therewith. The most recent U.S. patent application was filed in September 2017. This patent, entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors.  The issued patent offers exclusive protection through June, 2034. In addition, we also own a U.S. patent and Continuation in Part (“CiP”) entitled “Bicyclic Heterocyclic Spiro Compounds” for ANAVEX 3-71 with patent protection until January, 2030 and U.S. Patent “Sigma Receptors Ligands With Anti-Apoptotic and/or Proapoptotic Properties, Over Cellular Mechanisms Exhibiting Prototypical Cytoprotective and also Anticancer Activity” covering method of use of a compound related to ANAVEX®2-73, with patent protection until February, 2029. We also own other patent applications covering manufacturing processes, formulations and uses that may provide additional protection of the respective product or product candidate.

We regard patents and other intellectual property rights as corporate assets. Accordingly, we attempt to optimize the value of intellectual property in developing our business strategy including the selective development, protection, and exploitation of our intellectual property rights. In addition to filings made with intellectual property authorities, we protect our intellectual property and confidential information by means of carefully considered processes of communication and the sharing of information, and by the use of confidentiality and non-disclosure agreements and provisions for the same in contractor’s agreements. While no agreement offers absolute protection, such agreements provide some form of recourse in the event of disclosure, or anticipated disclosure.

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see Item 1A “Risk Factors.”

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

The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. For more information regarding the risks related to obtaining government approvals, see Item 1A “Risk Factors.”

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

●	non-clinical laboratory tests, non-clinical studies in animals, formulation studies and the submission to the FDA of an IND;

●	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;

●	the submission of a new drug application, or NDA, or biologic license application, or BLA, to the FDA; and

●	FDA review and approval of the NDA or BLA.

Non-clinical tests include laboratory evaluation of potential drug compound chemistry, formulation and toxicity, as well as animal studies. The results of non-clinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to commencement of clinical testing in humans. At any time during the 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The FDA may require additional animal testing after an initial IND is approved and prior to Phase III trials.

Clinical trials to support NDAs are typically conducted in three sequential phases, although the phases may overlap. During Phase I, clinical trials are conducted with a small number of subjects to assess metabolism, pharmacokinetics, and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to assess the efficacy of the drug in specific, targeted indications; assess dosage tolerance and optimal dosage; and identify possible adverse effects and safety risks.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase I and II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

After successful completion of the required clinical trials, a NDA is generally submitted. The FDA may request additional information before accepting the NDA for filing, in which case the NDA must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the NDA and responds to the applicant. The FDA’s requests for additional information or clarification often significantly extends the review process. The FDA may refer the NDA to an appropriate advisory committee for review, evaluation, and recommendation as to whether the NDA should be approved, although the FDA is not bound by the recommendation of an advisory committee.

Under the United States Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a “rare disease or condition” as an “orphan drug.” A “rare disease or condition” is one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the United States. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the United States unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of an off-patent drug that has other labeled indications that are not under orphan or other exclusivities. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drugs’ development. In order to increase the development and marketing of drugs for rare disorders, regulatory bodies outside the United States have enacted regulations similar to the Orphan Drug Act.

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

Research and Development Expenses

Historically, a significant portion of our operating expenses has related to research and development. See our Consolidated Financial Statements contained elsewhere in this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2017, 2016 and 2015.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. In the past twelve months, our advisors included Drs Harald Hampel, MD, PhD, Jacqueline French, MD, John Harrison, PhD, Ottavio Arancio, MD, Norman Relkin, MD, PhD, Corinne Lasmezas, PhD, Tangui Maurice, PhD, Abraham Fisher, PhD, Paul Aisen, MD, Jeffrey Cummings, MD, Tanya Simuni, MD, Daniel Weintraub, MD.

Employees

We currently have ten full-time employees, and we retain several independent contractors on an as-needed basis. We believe that we have good relations with our employees.

Available Information

Our internet website address is www.anavex.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. The contents of our website are not incorporated into this report.

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

Since inception on January 23, 2004 through September 30, 2017, we have an accumulated deficit of $91,478,558. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

All of our potential drug compounds will require extensive additional research and development, including non-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. In particular, human therapeutic products are subject to rigorous non-clinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in other countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. We cannot predict if or when any of the potential drug compounds we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug compounds. These include:

●	the possibility that non-clinical testing or clinical trials may show that our potential drug compounds are ineffective and/or cause harmful side effects;

●	our potential drug compounds may prove to be too expensive to manufacture or administer to patients;

●	our potential drug compounds may fail to receive necessary regulatory approvals from the United States Food and Drug Administration or foreign regulatory authorities in a timely manner, or at all;

●	even if our potential drug compounds are approved, we may not be able to produce them in commercial quantities or at reasonable costs;

●	even if our potential drug compounds are approved, they may not achieve commercial acceptance;

●	regulatory or governmental authorities may apply restrictions to any of our potential drug compounds, which could adversely affect their commercial success; and

●	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drug compounds.

If we fail to develop our potential drug compounds, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research and development plans and may be forced to cease operations.

Our research and development plans will require substantial additional future funding which could impact our operations and financial condition. Without the required additional funds, we will likely cease operations.

It will take several years before we can develop potentially marketable products, if at all. Our research and development plans will require substantial additional capital, arising from costs to:

●	conduct research, non-clinical testing and human studies;

●	establish pilot scale and commercial scale manufacturing processes and facilities; and

●	establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

●	the pace of scientific progress in our research and development programs and the magnitude of these programs;

●	the scope and results of pre-clinical testing and human studies;

●	the time and costs involved in obtaining regulatory approvals;

●	the time and costs involved in preparing, filing, prosecuting, securing, maintaining and enforcing patents;

●	competing technological and market developments;

●	our ability to establish additional collaborations;

●	changes in our existing collaborations;

●	the cost of manufacturing scale-up; and

●	the effectiveness of our commercialization activities.

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

Moreover, success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug compounds are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug compounds. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an IND and NDA with the Food and Drug Administration or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize our potential drug compounds and generate product revenues. In addition, we expect that our early clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Also, the IND process may be extremely costly and may substantially delay the development of our potential drug compounds. Moreover, positive results of non-clinical tests will not necessarily indicate positive results in subsequent clinical trials.

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

If any of our future clinical development potential drug compounds become the subject of problems, our ability to sustain our development programs will become critically compromised. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the suspension or termination of our clinical programs. Examples of problems that could arise include, among others:

●	efficacy or safety concerns with the potential drug compounds, even if not justified;

●	manufacturing difficulties or concerns;

●	regulatory proceedings subjecting the potential drug compounds to potential recall;

●	publicity affecting doctor prescription or patient use of the potential drug compounds;

●	pressure from competitive products; or

●	introduction of more effective treatments.

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

Assuming that we are successful in developing our potential drug compounds and receiving regulatory clearances to market our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

●	If our competitors receive regulatory approvals for and begin marketing similar products in the United States, the European Union, Japan and other territories before we do, greater awareness of their products as compared to ours will cause our competitive position to suffer;

●	Information from our competitors or the academic community indicating that current products or new products are more effective or offer compelling other benefits than our future products could impede our market penetration or decrease our future market share; and

●	The pricing and reimbursement environment for our future products, as well as pricing and reimbursement decisions by our competitors and by payers, may have an effect on our revenues.

If this happens, our business will be adversely affected.

None of our potential drug compounds may reach the commercial market for a number of reasons and our business may fail.

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drug compounds that we can commercialize. It is possible that our products may never reach the market for a number of reasons. They may be found ineffective or may cause harmful side-effects during non-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain products cannot be manufactured at a commercial scale and, therefore, they may not be economical to produce. Our potential products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. Our patents, patent applications, trademarks and other intellectual property may be challenged, and this may delay or prohibit us from effectively commercializing our products. Furthermore, we do not expect our potential drug compounds to be commercially available for a number of years, if at all. If none of our potential drug compounds reach the commercial market, our business will likely fail and investors will lose all of their investment in our Company. If this happens, our business will be adversely affected.

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

The patent positions of biopharmaceutical products and processes are complex and uncertain and we may not be able to protect our patents or other intellectual property. If we cannot protect this property, we may be prevented from using it, or our competitors may use it, and our business could suffer significant harm. Also, the time and money we spend on acquiring and enforcing patents and other intellectual property will reduce the time and money we have available for our research and development, possibly resulting in a slow down or cessation of our research and development.

We hold ownership or exclusive rights to four issued U.S. patent and nine U.S. or PCT patent applications with various international counterpart applications, all of which relate to drug candidates and methods associated therewith. Neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

1.	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that Anavex is not entitled to an issued patent for a variety of legal reasons. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. If a court or, in some circumstances, a board of a national patent authority, agrees, we would lose some or all of our patent protection. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.
2.	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.
3.	Issuance of a patent may not provide significant practical protection. If we receive a patent of narrow scope, then it may be possible for competitors to design products that do not infringe our patent(s).
4.	Anavex is seeking patent protection for a number of indications, combination products and drug regimens. The lack of patent protection in global markets for a specific end product or indication may inhibit our ability to advance our compounds and may make Anavex less attractive to potential partners.
5.	Defending a patent lawsuit takes significant time and can be very expensive.
6.	If a court decides that an Anavex compound, its method of manufacture or use, infringes on the competitor’s patent, we may have to pay substantial damages for infringement.
7.	A court may prohibit us from making, selling or licensing the potential drug compound unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.
8.	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

We may also support and collaborate in research conducted by government organizations, hospitals, universities or other educational institutions. These research partners may be unable or unwilling to grant us exclusive rights to technology or products derived from these collaborations.

If we do not obtain required intellectual property licenses or rights, we could encounter delays in our product development efforts while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling potential drug compounds requiring these rights or licenses. There is also a risk that legal disputes may arise as to the rights to technology or potential drug compounds developed in collaboration with other parties, all with attendant risk, distraction, expense, and lack of predictability.

We may be subject to patent infringement actions.

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

Our success will also depend in part on our ability to commercialize our compounds without infringing the proprietary rights of others. We have not conducted extensive freedom of use patent searches and no assurance can be given that patents do not exist or could be issued which would have an adverse effect on our ability to market our technology or maintain our competitive position with respect to our technology. If our compounds or other subject matter are claimed under other United States or other patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be successful in a challenge or be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to succeed in a challenge, develop a commercially viable alternative or obtain needed licenses could be materially adverse. Adverse consequences include delays in marketing some or all of our potential drug compounds based on our drug technology or the inability to proceed with the development, manufacture or sale of potential drug compounds requiring such licenses. If we defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our research and development of our technology.

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

A prolonged decline in the price of our common stock could result in a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares of common stock:

●	actual or anticipated variations in our quarterly operating results;

●	announcements of new services, products, acquisitions or strategic relationships by us or our competitors;

●	changes in accounting treatments or principles;

●	changes in earnings estimates by securities analysts and in analyst recommendations; and

●	general political, economic, regulatory and market conditions.

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

On October 21, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we agreed to issue 179,598 shares of our common stock to Lincoln Park as a commitment fee and shall issue up to 89,799 shares pro rata, when and if, Lincoln Park purchases at our discretion the $50,000,000 aggregate commitment. The purchase shares sold pursuant to the Purchase Agreement are sold by us to Lincoln Park at our discretion from time to time over a 36-month period. The purchase price for shares that we may sell to Lincoln Park under the Purchase Agreement fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. We maintain several offices of which the office at 7th Floor, 51 West 52nd Street, New York, NY, USA is our main office. Our lease costs are $10,500 per month. We believe our offices are suitable and adequate to operate our business now as they provide us with sufficient space to conduct our operations. We fully utilize our current premises.

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

The following table contains information about the range of high and low sale prices for our common stock over the fiscal quarters for the last two fiscal years as quoted on NASDAQ. Investors should not rely on historical prices of our common stock as an indication of future price performance. On December 8, 2017, the closing price of our common stock as reported by NASDAQ was $3.69 per share.

Quarter Ended	High	Low
September 30, 2017	$5.57	$3.33
June 30, 2017	$6.49	$5.10
March 31, 2017	$6.64	$3.95
December 31, 2016	$4.88	$2.76
September 30, 2016	$8.30	$2.43
June 30, 2016	$6.49	$3.87
March 31, 2016	$6.34	$3.29
December 31, 2015	$14.84	$3.16

Transfer Agent

Shares of our common stock are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of December 8, 2017, there were approximately 54 holders of record and 44,220,833 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2017:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	6,050,553	5.34	2,456,440
Equity compensation plans not approved by security holders	—	—	—
Total	6,050,553	5.34	2,456,440

Stock Option Plan

On September 18, 2015, our board of directors approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provides for the grant of stock options and restricted stock awards to our directors, officers, employees and consultants. The approval of the 2015 Plan was ratified by our stockholders on May 6, 2016.

The maximum number of our common shares reserved for issue under the plan is 6,050,553 shares subject to adjustment in the event of a change of our capitalization. As a result of the adoption of the 2015 Plan, no further option awards will be granted under any previously existing stock option plan. Stock option awards previously granted under previously existing stock option plans remain outstanding in accordance with their terms.

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

The 2015 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant, and the exercise price of each option shall be at least the fair market value on the grant date; provided, however, that in the event that a grantee owns more than 10% of our common stock as of the date of grant, the exercise price of an option granted to such grantee that is intended to be an incentive stock option shall be not less than 110% of the fair market value on the date of grant. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Repurchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

	For the Years ended September 30,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013	2012
Results of operations
Revenue	—	—	—	—	—	—
Total Operating Expenses	(15,680)	(15,589)	(7,109)	(2,969)	(2,137)	(4,321)
Other income (expenses), net	2,280	882	(4,999)	(8,399)	(1,563)	(3,980)
Net loss before provision for income taxes	(13,401)	(14,707)	(12,108)	(11,368)	(3,700)	(8,301)
Income tax benefit (expense)	(60)	(30)	—	1,400	—	—
Net loss and comprehensive loss	(13,460)	(14,737)	(12,108)	(9,968)	(3,700)	(8,301)
Loss per share, basic	$(0.33)	$(0.42)	$(0.65)	$(1.02)	$(0.46)	$(1.18)
Loss per share, diluted	$(0.33)	$(0.42)	$(0.65)	$(1.02)	$(0.48)	$(1.16)
Weighted average number of shares outstanding	40,841	35,153	18,585	9,805	7,977	7,042

Financial Condition
Cash and cash equivalents	27,440	9,187	15,291	7,262	345	11
Total assets	27,838	9,499	15,470	7,354	393	13
Long term debt	—	—	—	5,720	904	—
Shareholders’ equity	24,254	6,308	12,809	193	(2,463)	(2,875)

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2017, included elsewhere in this Annual Report on Form 10-K.

Our Business

Anavex Life Sciences Corp. is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative and neurodevelopmental diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (“CNS”) diseases, pain and various types of cancer. Our lead compound, ANAVEX®2-73, is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome.

In November 2016, a Phase 2a clinical trial, consisting of PART A and PART B, which lasted a total of 57 weeks, was completed for ANAVEX®2-73 in mild-to-moderate Alzheimer’s patients. This open-label randomized trial met both primary and secondary endpoints, and was designed to assess the safety and exploratory efficacy of ANAVEX®2-73 in 32 patients. ANAVEX®2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease. In October 2017, we presented pharmacokinetic (PK) and pharmacodynamic (PD) data from its positive Phase 2a study, which established a concentration-effect relationship between ANAVEX®2-73 and study measurements. These measures obtained from all patients who participated in the full 57 weeks include exploratory cognitive and functional scores as well as biomarker signals of brain activity. Additionally, ANAVEX®2-73 activity appears to be enhanced by its active metabolite (ANAVEX19-144), which also targets the sigma-1 receptor and has a half-life approximately twice as long as the parent molecule.

In March 2016, we received approval from the Ethics Committee in Australia to extend the Phase 2a clinical trial, which had been requested by patients and their caregivers.  The trial extension allows participants who completed the 52-week PART B of the study to roll-over into a new trial and continue taking ANAVEX®2-73 for an additional 104 weeks, providing an opportunity to gather extended safety data.  The trial is independent of our planned larger Phase 2/3 double-blind, placebo-controlled study of ANAVEX®2-73 in Alzheimer’s disease.

In February 2016, we presented positive preclinical data for ANAVEX®2-73 in Rett syndrome, a rare neurodevelopmental disease. The study was funded by the Rettsyndrome.org foundation. In January 2017, we were awarded a financial grant from the Rettsyndrome.org foundation of a minimum of $0.6 million towards covering the costs of a planned U.S. multicenter Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. The Phase 2 trial is scheduled to begin following the FDA’s approval of the Company’s IND application and will be a randomized, double blind, placebo-controlled study of ANAVEX®2-73 in patients with Rett syndrome lasting up to 12 weeks. Primary and secondary endpoints include safety as well as Rett syndrome conditions such as cognitive impairment, motor impairment, behavioral symptoms and seizure activity.

In September 2016, we presented positive preclinical data for ANAVEX®2-73 in Parkinson’s disease, which demonstrated significant improvements on all measures: behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J Fox Foundation. Additional data was announced in October 2017 from the model for experimental parkinsonism which indicates that ANAVEX®2-73 induces robust neurorestoration in experimental parkinsonism. The encouraging results gathered in this model, coupled with the favorable profile of the compound in the Alzheimer’s disease trial, support the notion that ANAVEX®2-73 is a promising clinical candidate drug for Parkinson’s disease.

We intend to identify and initiate discussions with potential commercial partners within the next 12 months. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Financial Highlights

We had cash and cash equivalents of approximately $27.4 million at September 30, 2017, compared to approximately $9.2 million at September 30, 2016. The increase in cash is primarily a result of the sale of shares of common stock for aggregate proceeds of $27.3 million under the Purchase Agreement by and between us and Lincoln Park Capital Fund, LLC, or Lincoln Park, dated October 21, 2015, (the “Purchase Agreement”). During fiscal 2017 we also received $2.0 million in other income from the Australian Tax Office, as part of a government sponsored research and development incentive program.

Operating expenses in fiscal 2017 were approximately $15.7 million, compared to approximately $15.6 million in fiscal 2016 and $7.1 million in fiscal 2015. We incurred a decrease in general and administrative expenses of $3.3 million, primarily attributable to one-time compensation related charges incurred in fiscal 2016, as well as increased legal fees in that period as a result of financing and related activities. These decreases were largely offset by a $3.3 million increase in research and development expenses, attributable to clinical preparatory activities, expanded preclinical programs, and expanding our research and development team.

We expect our research and development expenses will continue to increase as a result of the planned ANAVEX®2-73 clinical studies for the treatment of Rett syndrome, Alzheimer’s disease and Parkinson’s disease, as well as the Phase 2a clinical trial extension and other auxiliary research and development activities. We continue to target potential research partners to further advance our pipeline compounds.

Net loss for fiscal 2017 was $13.5 million, or $0.33 per share, compared to a net loss of approximately $14.7 million, or $0.42 per share for fiscal 2016 and $12.1 million, or $0.65 per share for fiscal 2015.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception in 2004 and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Year ended September 30, 2017 compared to year ended September 30, 2016

Operating Expenses

Our operating expenses for fiscal 2017 were approximately $15.7 million, which was an increase of $0.1 million as compared to fiscal 2016.

In fiscal 2017, our general and administrative expenses decreased by $3.3 million, or 39.9% compared to fiscal 2016 This decrease was mainly attributable to a decrease in one-time compensation related charges, including share based compensation charges, as well as a decrease in legal fees. The decrease in legal fees was a result of financing and reporting activities in fiscal 2016.

These decreases in general and administrative expenses were offset by an increase in research and development expenses. Our research and development expenses for fiscal 2017 were approximately $10.7 million as compared to approximately $7.3 million for fiscal 2016, which represents an increase of 47%. The increase was associated with expenditures incurred in preparation of our planned clinical studies for ANAVEX®2-73, and an increase in preclinical activities for ANAVEX®3-71 and ANAVEX®1066.

Salaries and wages, excluding share based compensation, decreased by $2.6 million, or 58%, in fiscal 2017 as a result of one-time charges incurred in fiscal 2016 associated with the vesting of restricted stock awards. We continue to expand our team with the addition of scientific staff and support staff. We incurred non-cash stock based compensation charges of $4.1 million, compared to $5.1 million during fiscal 2016, associated with the vesting of stock options to management, employees and consultants, as part of long term compensation packages.

During fiscal 2017, our legal fees decreased to $0.6 million, from $1.3 million during fiscal 2016. This decrease was as a result of financing and SEC related activities during fiscal 2016 that did not recur in fiscal 2017.

Other income (expenses)

The aggregate amount in the other income for the year ended September 30, 2017, amounted to $2.3 million as compared to $0.9 million for the year ended September 30, 2016.

The largest reason for the increase in other income was the receipt during fiscal 2017 of $2.0 million in connection with a research and development incentive program offered by the Australian Tax Office, or the ATO, as compared to $0.6 million during fiscal 2016. This amount is granted by the ATO in relation to eligible expenditures incurred in Australia in respect of our clinical trials, and other auxiliary research, and is generally a function of expenditures incurred in Australia. In addition, we received a research grant from the Michael J. Fox Foundation, or the MJFF, to develop ANAVEX®2-73 for the treatment of Parkinson’s disease. The MJFF research grant of $0.29 million was received over a period of two years to July 2017 and was recognized as income as the related expenditures were incurred. During each of the years ended September 30, 2017 and 2016, we recognized $0.14 million of this grant on our statement of operations.

Year ended September 30, 2016 compared to year ended September 30, 2015

Operating Expenses

Our operating expenses for fiscal 2016 were approximately $15.6 million which as an increase of 119.3% compared to approximately $7.1 million in fiscal 2015.

The increase was mainly attributable to an increase in research and development expenses, as well as an increase in salaries and wages, including non-cash stock based compensation charges.

Our research and development expenses for fiscal 2016 were approximately $7.3 million as compared to approximately $2.3 million for fiscal 2015, which represents an increase of 219.3%. Our research and development expenses have increased significantly as a result of an increase in expenses related to our Phase 2a clinical trial for ANAVEX®2-73 for Alzheimer’s disease, which commenced in December 2014; and a significant increase in preclinical activities undertaken for ANAVEX®2-73 for other CNS indications.

Salaries and wages increased as a result of our expanded team. In fiscal 2016, we incurred non-cash stock based compensation charges of $5.1 million associated with the vesting of stock options and restricted stock units issued to directors and officers, management and employees as part of long term compensation packages. In addition, we incurred other non-recurring compensation charges associated with the vesting of restricted stock awards to our CEO, in connection with the achievement of certain performance milestones stipulated in his 2013 employment agreement.

During fiscal 2016, we also incurred an increase in legal fees as a result of financing and SEC related activities.

Other income (expenses)

The aggregate amount in the other income (expense) for fiscal 2016, amounted to $0.9 million as compared to $(5.0) million for the comparable year ended September 30, 2015.

The largest reason for the increase in other income was a result of a $0.7 million in grant income received during the period. We received other income in the amount of $0.6 million as part of a research and development incentive program offered by the Australian government, in connection with eligible expenditures on our Phase 2a clinical trial, which was conducted in Australia. In addition, we received a research grant of $0.29 million from the MJFF to develop ANAVEX® 2-73 for the treatment of Parkinson’s disease. During the year ended September 30, 2016, we recognized $0.14 million of this grant on our statement of operations.

In addition, there was a decrease in financing-related charges as a result of the conversion of a majority of the remaining principal balance on outstanding convertible debentures during the third and fourth quarter of fiscal 2015.

Liquidity and Capital Resources

Working Capital

	2017	2016
Current Assets	$27,785,933	$9,446,285
Current Liabilities	3,584,334	3,190,525
Working Capital	$24,201,599	$6,255,760

As of September 30, 2017, we had $27.4 million in cash and cash equivalents, an increase of $18.3 million, from $9.2 million at September 30, 2016. The principal reason for this increase is the $27.3 million in cash received from the issuance of shares of common stock under the Purchase Agreement. In our second fiscal quarter, we also received approximately $2.0 million in other income as part of a research and development incentive program offered by the ATO.

We intend to use the majority of our capital resources to complete the next clinical trials for ANAVEX®2-73, and to perform work necessary to prepare for further clinical development.

Cash Flows

	2016	2016	2015
Cash flows used in operating activities	$(9,017,231)	$(9,236,823)	$(4,227,006)
Cash flows used in investing activities	—	—	—
Cash flows provided by financing activities	27,270,674	3,132,661	12,255,844
Increase (decrease) in cash	$18,253,443	$(6,104,162)	$8,028,838

Cash flow used in operating activities

There was a small decrease in cash used in operating activities of $0.2 million during fiscal 2017 as compared to fiscal 2016. This decrease is primarily due to the increase in other income received during fiscal 2017, as described above.

The increase in cash used in operating activities during fiscal 2016 as compared to fiscal 2015 was primarily as a result of increased research and development activities offset by a decrease in internal staffing costs, as more fully described above, and as a result of non-recurring tax payments made on behalf of a director and officer in accordance with a 2013 employment agreement.

Cash flow provided by financing activities

Cash provided by financing activities for fiscal 2017 was related to cash received from the issuance of common shares under the Purchase Agreement with Lincoln Park. During fiscal 2017, we issued 7.1 million shares for gross proceeds of $27.3 million. During fiscal 2016, cash flows from financing activities also related to the exercise of outstanding share purchase warrants.

Cash provided by financing activities for fiscal 2015 was primarily attributable to cash received pursuant to the exercise of outstanding share purchase warrants and cash from the issuance of common shares under a purchase agreement entered into with Lincoln Park on July 5, 2013, pursuant to which Lincoln Park initially purchased 250,000 shares of our common stock for $100,000 and we had the right, in our sole discretion over a 25-month period, to sell to Lincoln Park up to the additional aggregate commitment of $9.9 million of shares of common stock.

Other Financings

$50 Million Lincoln Park Purchase Agreement

On October 21, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 179,598 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement and shall issue up to 89,799 shares pro rata, when and if Lincoln Park purchases, at our discretion, the $50,000,000 aggregate commitment. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the SEC declared effective the related registration statement.

We may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park’s committed obligation under any single purchase shall not exceed $2,000,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement.

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

We expect that we will be able to continue to fund our operations through existing cash on hand and through equity and debt financing in the future. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of September 30, 2017, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$172,783	$115,189	$57,594	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$172,783	$115,189	$57,594	—	—

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

For a discussion of recent accounting pronouncements and their possible effect on our results, see Note 2(n) to our Consolidated Financial Statements found elsewhere in this Annual Report.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange risk.

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

Foreign Currency Exchange Risk

A significant portion of our expenditures, including clinical research expenses relate to our operations in Australia and a portion of our consultancy expenses are incurred in Euros. The cost of those expenses, as expressed in US dollars, is influenced by the exchange rate of these currencies against the US Dollar. If the US dollar declines in value in relation to these currencies, it will become more expensive for us to fund our operations. A 10% change in exchange rate with the Australian dollar would result in less than a $10,000 impact on our expenses. To limit this risk, the Company holds minimal cash reserves in Australian Dollars and Euros.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Anavex Life Sciences Corp.

New York, New York

We have audited Anavex Life Sciences Corp.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anavex Life Sciences Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Anavex Life Sciences Corp. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anavex Life Sciences Corp. as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017 and our report dated December 11, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

December 11, 2017

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Anavex Life Sciences Corp.

New York, NY

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. as of September 30, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anavex Life Sciences Corp. at September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anavex Life Sciences Corp.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 11, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

December 11, 2017

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and 2016

	2017	2016

Assets
Current
Cash and cash equivalents	$27,440,257	$9,186,814
Sales tax recoverable	9,748	79,347
Prepaid expenses	335,928	180,124
	27,785,933	9,446,285
Deposits	52,396	52,396
Total Assets	$27,838,329	$9,498,681

Liabilities and Stockholders’ Equity
Current
Accounts payable and accrued liabilities	$3,584,334	$3,119,993
Deferred grant income	—	70,532
Total Liabilities	3,584,334	3,190,525

Commitments - Note 6

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
43,330,817 common shares (September 30, 2016 - 36,168,299)	43,332	36,169
Additional paid-in capital	115,689,221	84,290,140
Accumulated deficit	(91,478,558)	(78,018,153)
Total Stockholders’ Equity	24,253,995	6,308,156
Total Liabilities and Stockholders’ Equity	$27,838,329	$9,498,681

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30, 2017, 2016 and 2015

	2017	2016	2015
Operating expenses
General and administrative	$5,008,275	$8,334,740	$4,836,978
Research and development	10,672,086	7,254,303	2,271,736

Total operating expenses	(15,680,361)	(15,589,043)	(7,108,714)

Other income (expenses)
Grant income	140,942	141,195	—
Research and development incentive income	2,022,902	571,093	—
Interest income (expense) , net	88,098	11,322	(71,825)
Gain on settlement of accounts payable	75,204	151,402	—
Gain on settlement of debt	—	61,205	—
Financing related charges and adjustments	—	(5,812)	(4,998,145)
Foreign exchange gain (loss)	(47,583)	(48,445)	70,554

Total other income (expense), net	2,279,563	881,960	(4,999,416)
Net loss before provision for income taxes	(13,400,798)	(14,707,083)	(12,108,130)

Income tax expense	59,607	29,615	—

Net loss and comprehensive loss	$(13,460,405)	$(14,736,698)	$(12,108,130)

Loss per share
Basic and diluted	$(0.33)	$(0.42)	$(0.65)

Weighted average number of shares outstanding
Basic and diluted	40,841,033	35,153,426	18,584,820

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2017, 2016 and 2015

	2017	2016	2015

Cash Flows used in Operating Activities
Net loss	$(13,460,405)	$(14,736,698)	$(12,108,130)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	—	1,252	995
Accretion of debt discount	—	5,830	4,515,987
Stock-based compensation	4,135,570	5,062,267	1,633,979
Non-cash financing related charges	—	—	29,000
Change in fair value of derivative financial instruments	—	—	567,000
Loss (gain) on extinguishment of debt	—	(61,205)	(84,842)
Gain on settlement of accounts payable	(75,204)	(151,402)	—
Unrealized foreign exchange	—	3,065	(18,683)
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	54,435	(2,507)	(76,840)
Prepaid expenses and deposits	(155,804)	(79,279)	(67,692)
Deposits	—	(52,396)	—
Accounts payable and accrued liabilities	554,709	775,332	1,310,606
Deferred grant income	(70,532)	(1,082)	71,614
Net cash used in operating activities	(9,017,231)	(9,236,823)	(4,227,006)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	27,270,674	3,167,420	12,343,988
Repayment of promissory notes	—	(34,759)	(88,144)
Net cash provided by financing activities	27,270,674	3,132,661	12,255,844

Increase (decrease) in cash and cash equivalents during the year	18,253,443	(6,104,162)	8,028,838
Cash and cash equivalents, beginning of year	9,186,814	15,290,976	7,262,138
Cash and cash equivalents, end of year	$27,440,257	$9,186,814	$15,290,976

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2017, 2016 and 2015

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total

Balance, October 1, 2014	11,800,063	$11,800	$50,714,151	$640,000	$(51,173,325)	$192,626
Equity units issued under Purchase Agreement	1,825,000	1,825	8,125,440	—	—	8,127,265
Commitment shares issued under terms of Purchase Agreement	27,144	27	(27)	—	—	—
Capital stock issued pursuant to debt conversions - at $1.00	7,272,487	7,272	6,587,850	167,415	—	6,762,537
Capital stock issued for cash - at $1.00	500,000	500	1,500	—	—	2,000
Capital stock issued pursuant to subscriptions received - at $1.20	25,000	25	29,975	(30,000)		—
Shares issued pursuant to the exercise of warrants - at $1.20	3,097,275	3,097	3,713,629	—	—	3,716,726
Shares issued pursuant to the exercise of warrants - cashless	6,838,632	6,839	(6,839)	—	—	—
Shares issued pursuant to favored nations provision	658,612	659	(659)	—	—	—
Reclassification of derivative liability	—	—	4,482,000	—	—	4,482,000
Stock based compensation	—	—	413,979	1,220,000	—	1,633,979
Net loss	—	—	—	—	(12,108,130)	(12,108,130)
Balance, September 30, 2015	32,044,213	$32,044	$74,060,999	$1,997,415	$(63,281,455)	$12,809,003
Shares issued under purchase agreements
Purchase shares	740,523	741	3,041,619	—	—	3,042,360
Commitment shares	187,616	188	(188)	—	—	—
Capital stock issued pursuant to debt conversions - at $1.00	173,577	173	173,404	(167,415)	—	6,162
Shares issued pursuant to the exercise of warrants	41,687	42	125,020	—	—	125,062
Shares issued pursuant to the exercise of warrants - cashless	1,979,246	1,979	(1,979)	—	—	—
Shares issued pursuant to employment agreement	1,000,000	1,000	2,439,000	(1,830,000)	—	610,000
Shares issued for rounding in connection with 4:1 reverse split	1,437	2	(2)	—	—	—
Stock option compensation	—	—	4,452,267	—	—	4,452,267
Net loss	—	—	—	—	(14,736,698)	(14,736,698)
Balance, September 30, 2016	36,168,299	$36,169	$84,290,140	$—	$(78,018,153)	$6,308,156

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2017, 2016 and 2015

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total

Balance, September 30, 2016	36,168,299	$36,169	$84,290,140	$—	$(78,018,153)	$6,308,156
Shares issued under purchase agreement
Purchase shares	7,060,976	7,061	27,263,613	—	—	27,270,674
Commitment shares	48,980	49	(49)	—	—	—
Shares issued upon exercise of warrants - cashless	52,562	53	(53)		—	—
Share based compensation	—	—	4,135,570	—	—	4,135,570
Net loss	—	—	—	—	(13,460,405)	(13,460,405)
Balance, September 30, 2017	43,330,817	$43,332	$115,689,221	$—	$(91,478,558)	$24,253,995

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 1

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

These consolidated financial statements include the accounts of Anavex Life Sciences Corp. and its wholly-owned subsidiaries, Anavex Australia Pty Limited, a company incorporated under the laws of Australia, Anavex Germany GmbH, a company incorporated under the laws of Germany, and Anavex Canada Ltd., a company incorporated under the laws of the Province of Ontario, Canada. All inter-company transactions and balances have been eliminated.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 2

Note 2	Summary of Significant Accounting Policies – (continued)

c)	Cash and equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from the date of purchase to be cash equivalents.

d)	Research and Development Incentive Income

The Company is eligible to obtain a research and development tax credit from the Australian Tax Authority (the “ATO”) for certain research and development activities undertaken in Australia. The tax incentive is available on the basis of specific criteria with which the Company must comply. Although the tax incentive is administered through the ATO, the Company has accounted for the tax incentive outside of the scope of ASC Topic 740, Income Taxes since the incentive is not linked to the Company’s income tax liability and can be realized regardless of whether the Company has generated taxable income in Australia. The Company recognizes as other income the amount received for qualified expenses in the period they are received.

e)	Basic and Diluted Loss per Share

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

As of September 30, 2017, loss per share excludes 6,711,339 (2016 – 6,008,309) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

f)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and equivalents and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 3

Note 2	Summary of Significant Accounting Policies – (continued)

g)	Foreign Currency Translation

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

The Company has determined that the functional currency of Anavex Australia Pty Limited is the US dollar. The Company has determined that the functional currency of Anavex Germany GmbH is the US dollar. The functional currency of Anavex Canada Ltd. is the Canadian dollar.

h)	Research and Development Expenses

Research and development costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including salaries, facilities costs, overhead costs and other related expenses, as well as costs incurred in connection with third-party collaboration efforts. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 4

Note 2	Summary of Significant Accounting Policies – (continued)

i)	Grant Income

Research and development incentive income is recognized when the research and development activities have been undertaken and the Company has completed its assessment of whether such activities meet the relevant qualifying criteria. The Company recognizes such income at the fair value of the grant when it is received, and all substantive conditions have been satisfied. Grants received from government and other agencies in advance of the specific research and development costs to which they relate are deferred and recognized in the consolidated statement of operations in the period they are earned and when the related research and development costs are incurred.

j)	Income Taxes

The Company has adopted the provisions of FASB ASC 740 “Income Taxes” (“ASC 740”) which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 5

Note 2	Summary of Significant Accounting Policies – (continued)

k)	Stock-based Compensation

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

The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1	- quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	- observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 6

Level 3	- assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 7

Note 2	Summary of Significant Accounting Policies – (continued)

l)	Fair Value Measurements – (continued)

The book value of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments.

At September 30, 2017 and 2016, the Company did not have any Level 3 assets or liabilities.

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

The Company did not have any derivative instruments outstanding as at September 30, 2017 and 2016.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 8

Note 2	Summary of Significant Accounting Policies – (Continued)

n)	Recent Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact for any period presented and the Company will apply this standard to all future revenues.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 9

Note 2	Summary of Significant Accounting Policies – (Continued)

Recent Accounting Pronouncements Not Yet Adopted – (Continued)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, (“ASC 230”) including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. This amendment is effective for the Company beginning on October 1, 2018. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company’s current disclosures and reclassifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 10

Note 2	Summary of Significant Accounting Policies – (Continued)

Recent Accounting Pronouncements Not Yet Adopted – (Continued)

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

The grant income was deferred and amortized to other income over the related commitment period as the related research and development expenditures were incurred. During the year ended September 30, 2017, the Company recognized $140,942 (2016: $141,195; 2015: $Nil) of this grant on its statement of operations within grant income.

Research and development tax incentive

During the year ended September 30, 2017, the Company received other income of $2,022,902 (2016: $571,093, 2015: $Nil) in respect of a research and development incentive program offered by the Australian government.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 11

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

During the year ended September 30, 2017, the Company issued to Lincoln Park an aggregate of 7,109,956 (2016: 452,437; 2015: Nil) shares of common stock under the Purchase Agreement, including 7,060,976 (2016: 450,000; 2015: Nil) shares of common stock for an aggregate purchase price of $27,270,674 (2016: $1,357,800; 2015: $Nil) and 48,980 (2016: 2,437; 2015: Nil) commitment shares. At September 30, 2017, an amount of $21,371,526 remained available under the 2015 Purchase Agreement.

Note 5	Related Party Transactions

As at September 30, 2017, included in accounts payable and accrued liabilities was $34,144 (2016: $59,264) owing to directors and officers of the Company for director fees and reimbursable expenses, and a former director and officer of the Company for unpaid fees.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 12

Note 6	Commitments

a)	Lease Commitment

The Company is committed to lease payments as follows:

Fiscal year ending September 30,
2018	$115,189
2019	57,594
$172,783

b)	Litigation

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

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, October 1, 2015	4,272,890	$2.11
Exercised	(2,463,581)	$1.67
Balance, September 30, 2016	1,809,309	$2.70
Exercised	(200,000)	$3.00
Balance,September 30, 2017	1,609,309	$2.66

At September 30, 2017, the Company had share purchase warrants outstanding of 1,609,309, with a weighted average exercise price of $2.66 as follows:

Number	Exercise Price	Expiry Date
1,262,180	$3.00	July 5, 2018
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
31,250	$1.24	May 31, 2019
7,500	$1.04	May 31, 2019
1,609,309

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 13

Note 6	Commitments – (Continued)

c)	Share Purchase Warrants – (Continued)

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

During the year ended September 30, 2017, 200,000 share purchase warrants were cashless exercised, resulting in the issuance of 52,562 shares of common stock.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 14

Note 6	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at October 1, 2015	1,822,500	$2.00
Granted	2,401,500	5.22	$4.38
Expired	(25,000)	14.68
Outstanding at September 30, 2016	4,199,000	3.76
Granted	1,107,500	5.51	$5.44
Forfeited	(214,470)	4.06
Outstanding at September 30, 2017	5,092,030	$4.13
Exercisable at September 30, 2017	3,326,223	$3.10
Exercisable at September 30, 2016	2,290,716	$2.42

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 15

Note 6	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

At September 30, 2017, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
500,000	500,000	$1.60	July 5, 2023	$1,270,000	5.76
75,000	75,000	$1.20	May 7, 2024	220,500	6.60
125,000	93,750	$1.32	May 8, 2024	352,500	6.60
718,750	718,750	$0.92	April 2, 2025	2,314,375	7.50
29,167	29,167	$1.44	June 8, 2025	78,751	7.69
50,000	33,333	$1.76	June 15, 2025	119,000	7.71
266,250	199,688	$5.04	September 18, 2025	—	7.97
1,500	1,500	$5.64	September 30, 2025	—	8.00
31,250	20,833	$5.68	October 2, 2025	—	8.01
25,000	16,666	$8.98	October 16, 2025	—	8.04
1,500	1,500	$5.57	December 31, 2025	—	8.25
1,500	1,500	$4.90	March 31, 2026	—	8.50
1,500	1,500	$5.66	April 27, 2026	—	8.57
19,697	19,697	$4.09	May 18, 2026	985	8.63
1,500	1,500	$6.11	June 30, 2026	—	8.75
379,625	126,542	$6.26	July 5, 2026	—	8.76
861,429	287,143	$7.06	July 18, 2026	—	8.80
13,333	13,333	$3.06	September 7, 2026	14,400	8.94
1,006,696	1,006,696	$3.28	September 22, 2026	865,759	8.98
69,166	29,164	$3.63	October 3, 2026	35,275	9.01
15,000	5,000	$4.35	December 9, 2026	—	9.19
50,000	—	$5.39	February 7, 2027	—	9.36
40,000	10,000	$5.26	February 17, 2027	—	9.38
781,667	131,669	$5.92	May 12, 2027	—	9.61
12,500	1,042	$3.42	August 9, 2027	9,000	9.86
15,000	1,250	$4.33	September 19, 2027	—	9.97
5,092,030	3,326,223			$5,280,544

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2017.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 16

Note 6	Commitments – (Continued)

d)	Stock–based Compensation Plan – (Continued)

The Company recognized stock based compensation expense of $4,135,570 during the year ended September 30, 2017 (2016: $4,452,267; 2015: $413,979) in connection with the issuance and vesting of stock options in exchange for services, and $Nil (2016: $610,000; 2015 $1,220,000), in connection with the vesting of restricted stock in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	2017	2016	2015
General and administrative	$2,017,199	$3,208,220	$1,633,979
Research and development	2,118,371	1,854,047	—
Total share based compensation	$4,135,570	$5,062,267	$1,633,979

An amount of approximately $7,964,225 in stock based compensation is expected to be recorded over the remaining term of such options through June 30, 2020.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rate	2.11%	1.28%	1.63%
Expected life of options (years)	6.86	5.88	6.30
Annualized volatility	111.58%	114.75%	98.41
Dividend rate	0.00%	0.00%	0.00%

The fair value of restricted stock compensation charges recognized during the years ended September 30, 2016 and 2015 was determined with reference to the quoted market price of the Company’s shares on the commitment date.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 17

Note 7	Income Taxes

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	2017	2016	2015
Assumed Tax rate	34%	34%	34%

Net operating loss carryforwards	$14,240,000	$11,223,000	$9,177,000
Research and development tax credits	1,344,000	1,036,000	794,000
Foreign exchange	(25,000)	(25,000)	(10,000)
Unpaid charges	28,000	152,000	832,000
Intangible asset costs	51,000	57,000	64,000
Stock-based compensation	3,394,000	2,004,000	581,000
Valuation allowance for deferred tax assets	(19,032,000)	(14,447,000)	(11,438,000)

Net deferred tax assets	$—	$—	$—

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2017	2016	2015

Income benefit at statutory rate of 34%	$(4,577,000)	$(5,010,000)	$(4,117,000)
Foreign income taxed at other rates	68,000	132,000	80,000
Permanent differences
Debt extinguishment	—	—	(29,000)
Mark-to-market deriative liability adjustment	—	—	193,000
Non-deductible finance and accretion expenses	—	5,000	1,511,000
Non-deductible compensation costs	—	738,000
Other permanent differences	2,000	—	(5,000)
Research and development tax credit	(23,000)	628,000	502,000
Expiry of foreign net operating loss carryforwards	—	333,000	—
Adjustment and true up to prior years’ tax provision	(55,000)	176,000	100,000
Effect of foreign exchange and other	—	(11,000)	—
Change in valuation allowance related to current year provision	4,585,000	3,009,000	1,765,000

Income Tax Recovery	$—	$—	$—

As of September 30, 2017, the Company had net operating loss carry-forwards of approximately $41,000,000 (2016: $33,000,000; 2015: $25,000,000) in the United States, approximately $850,000 (2016: $250,000; 2015: $Nil) in Australia and approximately $13,000 (2016: $Nil) in Germany, available to offset future taxable income in those jurisdictions. The carry-forwards will begin to expire in 2027.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 18

Note 7	Income Taxes – (Continued)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established at September 30, 2017, 2016 and 2015.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until the respective statutes of limitation expire. The Company is subject to tax examinations by tax authorities for all taxation years commencing on or after 2009.

Certain of the Company’s net operating loss carryforwards in the United States may be subject to limitations by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards, under certain circumstances. The Company completed a Section 382 analysis through the fiscal year ended September 30, 2017 and currently does not believe Section 382 will apply to limit the utilization of these tax losses.

Note 8	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended September 30, 2016;

i)	the Company issued 6,162 shares of common stock upon conversion of $6,162 in principal amount of convertible debentures at a conversion price of $1.00 per share and 167,415 shares of common stock pursuant to the application of an incorrect conversion price for conversion notices received during the year ended September 30, 2015;

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2017 – Page 19

Note 8	Supplemental Cash Flow Information – (Continued)

During the year ended September 30, 2015;

i)	the Company issued 7,272,487 shares of common stock and an additional 167,415 shares of common stock became issuable upon conversion of $7,439,900 in principal amount of convertible debentures at a conversion price of $1.00 per share;

ii)	the Company reclassified an amount of $4,482,000 into equity upon modification of the terms of certain derivative instruments.

iii)	the Company adjusted the price of 658,612 shares of common stock from $2.00 to $1.00 per share pursuant to an anti-dilution provision contained in private placement subscription agreements dated May 31, 2012. Consequently, the Company issued 658,612 shares of common stock for no consideration.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2017.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of September 30, 2017.

BDO USA, LLP, an independent registered public accounting firm, has provided an attestation report on the Company’s internal control over financial reporting as of September 30, 2017, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Secretary	52	July 5, 2013
Athanasios Skarpelos	Director	51	January 9, 2013
Bernd Metzner, PhD	Director	47	May 7, 2014
Elliot Favus, MD	Director	43	May 7, 2014
Steffen Thomas, PhD	Director	51	June 15, 2015
Peter Donhauser, D.O.	Director	52	February 8, 2017
Sandra Boenisch	Principal Financial Officer, Treasurer	36	October 1, 2015

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Christopher Missling, PhD. Christopher Missling has over twenty years of healthcare industry experience in big pharmaceutical, biotech industry and investment banking. Most recently, from March 2007 until his appointment by our company, Mr. Missling served as the head of healthcare investment banking at Brimberg & Co. in New York, New York. Also, Mr. Missling served as the Chief Financial Officer of Curis, Inc. (NASDAQ:CRIS) and ImmunoGen, Inc. (NASDAQ:IMGN). Mr. Missling earned his MS and PhD from the University of Munich and an MBA from Northwestern University Kellogg School of Management and WHU Otto Beisheim School of Management.

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

Bernd Metzner, PhD. Bernd Metzner is currently the Chief Financial Officer of the Stroeer Group, a media and online advertisement company, where he has been CFO for the last three and a half years. Dr. Metzner started his career at the law firm Flick Gocke Schaumburg and has a degree in business administration from the University of Siegen. After obtaining his doctorate from University of Siegen, he became a chartered accountant.

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

Steffen Thomas, PhD Steffen Thomas, has over 15 years of experience as a European patent attorney and is currently practicing at Epping Hermann Fischer, a major intellectual property law firm in Europe. Previously, he worked for Japan-based Takeda Pharmaceutical Company, the largest pharmaceutical company in Asia and a top firm worldwide, as an in-house patent attorney. Prior to that, he worked for Nycomed Pharma, acquired by Takeda in 2011 for approximately USD $10 billion. Dr. Thomas’ legal practice covers drafting of patent applications, prosecuting patent applications before national and international patent offices, defending and challenging patents in opposition, appeal, and nullity proceedings, enforcing patents before the infringement courts, and preparing opinions on patentability and infringement in the technical field of chemistry. Dr. Thomas has particular expertise in small molecule pharmaceuticals. He holds MS and PhD degrees in Chemistry from the University of Munich.

Peter Donhauser, D.O. Peter Donhauser, had more than 20 years of expertise in clinical research prior to practicing osteopathic medicine with an integrated medical approach in private practice beginning in 2000. He worked at the University Hospital of Munich in the fields of geriatrics and neuromusculoskeletal diseases.  During this time, he was a clinical trial investigator in multiple Phase 3 studies, including studies sponsored by Merck Sharp & Dohme, Merck, Boehringer Mannheim, Roche, Servier and Sanofi. He received his human medicine degree at the University of Munich and Doctor of Osteopathic Medicine (D.O.) from the German-American Academy for Osteopathy, or DAAO, a member of the European Register for Osteopathic Physicians, or EROP, at the Philadelphia College of Osteopathic Medicine. He has served as a director of the Company since February 8, 2017.

Sandra Boenisch, CPA, CGA Ms. Boenisch is a Chartered Professional Accountant (CPA, CGA) with 14 years of accounting, audit, and financial reporting experience in a variety of industries, both in the United States and Canada. Ms. Boenisch has been an independent consultant, providing financial reporting services to a range of public companies in the United States and Canada since January 2012. From 2008 until 2012, Ms. Boenisch was employed at BDO Canada LLP (Vancouver, BC) where she was hired as a Senior Accountant and was later promoted to Manager, Audit Assurance. Ms. Boenisch specialized in managing assurance engagements for public companies in the United States and Canada. Prior to that, Ms. Boenisch worked for another public accounting firm from 2001 to 2008. As an independent consultant, Ms. Boenisch has acquired considerable experience in finance, governance, and regulatory compliance. She holds a BComm from Laurentian University.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended September 30, 2017.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and to all employees. We have posted our policy on our website at www.anavex.com.

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Bernd Metzner (Chairman), Steffen Thomas and Peter Donhauser.

The Nominating and Corporate Governance Committee is appointed by the Board to oversee and evaluate the Board’s performance and the company’s compliance with corporate governance regulations, guidelines and principles, to identify individuals qualified to become Board members, to recommend to the Board proposed nominees for Board membership, and to recommend to the Board directors to serve on each standing committee.

Compensation Committee

The members of our Compensation Committee are Bernd Metzner (Chairman), Steffen Thomas and Peter Donhauser.

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

Summary Compensation

The particulars of compensation paid to our named executive officers for the last three completed fiscal years:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Other Compensation ($)		Total ($)

Christopher Missling,	2017	500,000		—	—		2,285,600	—		2,785,600
PhD(1)	2016	305,000		—	—		8,495,900	2,290,340	(2)	11,091,240
President, Chief Executive	2015	240,000		—	1,220,000	(3)	1,151,309	1,128,064	(2)	3,739,373
Officer, and Director
Sandra Boenisch(4)	2017	71,800	(5)	—	—		177,800	—		249,600
Principal Financial Officer	2016	58,000	(5)	—	—		407,400	—		465,400
and Treasurer	2015	—		—	—		—	—		—

(1)	Christopher Missling was appointed as director, President, Chief Executive Officer, Chief Financial Officer, and Secretary on July 5, 2013.

(2)	The compensation was recorded in connection with the Company’s payment of an income tax withholding obligation arising as a result of the vesting of restricted stock awards during the years ended September 30, 2016 and 2015, in accordance with the terms of Dr. Missling’s employment agreement dated July 5, 2013.

(3)	The bonus was a result of the successful financing in March 2014.

(4)	Ms. Boenisch’s employment became effective on October 1, 2015.

(5)	Compensation to Ms. Boenisch denominated in Canadian Dollars and has been translated to US dollars at an exchange rate of 0.7978 during the year ended September 30, 2017.

Employment Agreements

Christopher Missling

We and Dr. Missling entered into an employment agreement dated July 5, 2013, as amended and extended on July 5, 2016 and as amended and restated on July 18, 2016, or the Employment Agreement, whereby we agree to pay to Dr. Missling an annual base salary of $500,000. In addition, Dr. Missling is eligible to earn an annual cash bonus for each whole or partial calendar year of up to $100,000 and to participate in our employee benefit plans. We have agreed to indemnify Dr. Missling in connection with his provision of services to us.

During the year ended September 30, 2016, in connection with the Employment Agreement, Dr. Missling was granted options with a value of Two Million Dollars ($2,000,000) to purchase shares of our common stock, which was equal to 379,625 options at an exercise price of $6.26. These options are vesting quarterly over a three year period ending in July, 2019. In addition, Dr. Missling was granted options to purchase 861,429 shares of the our common stock at an exercise price of $7.06, which options are vesting quarterly over a three-year period ending in July, 2019.

Sandra Boenisch

We and Ms. Boenisch entered into an employment agreement dated October 1, 2015, as amended and extended effective October 1, 2017 whereby we shall pay to Ms. Boenisch an annual base salary of $120,000 Canadian dollars. Ms. Boenisch is eligible for bonuses which are anticipated to be up to 25% of her annual base salary, and for discretionary salary increases. Ms. Boenisch may also participate in our employee benefit plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2017.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Christopher Missling	500,000	—	—	1.60	July 5, 2023	—	—	—	—
	93,750	31,250	—	1.32	May 8, 2024
	500,000	—	—	0.92	April 2, 2025
	140,625	46,875	—	5.04	Sept 18, 2025
	126,542	253,083	—	6.26	July 5, 2026
	287,143	574,286	—	7.06	July 18, 2026
	500,000	—	—	3.28	Sept 22, 2026
	75,000	375,000	—	5.92	May 12, 2027

Athanasios Skarpelos	50,000	—	—	0.92	April 2, 2025	—	—	—	—
	100,000	—	—	3.28	Sep 22, 2026

Bernd Metzner	37,500	—	—	1.20	May 7, 2024	—	—	—	—
	50,000	—	—	0.92	April 2, 2025
	100,000	—	—	3.28	Sept 22, 2026

Elliot Favus	37,500	—	—	1.20	May 7, 2024	—	—	—	—
	50,000	—	—	0.92	April 2, 2025
	1,500	—	—	5.64	Sept 30, 2025
	1,500	—	—	5.57	Dec 31, 2025
	1,500	—	—	4.90	Mar 31, 2026
	1,500	—	—	5.66	April 27, 2026
	1,500	—	—	6.11	June 30, 2026
	100,000	—	—	3.28	Sept 22, 2026

Steffen Thomas	33,333	16,667	—	1.76	June 15, 2025	—	—	—	—
	100,000	—	—	3.28	Sept 22, 2026

Peter Donhauser	—	50,000	—	5.39	Feb 8, 2027	—	—	—	—

Sandra Boenisch	16,667	8,333	—	5.68	Oct 2, 2026	—	—	—	—
	106,696	—	—	3.28	Sept 22, 2026
	5,834	29,166	—	5.92	May 12, 2027

Stock Option Plan

Our board of directors adopted an Omnibus Incentive Plan, the 2015 Plan, which was approved by our board on September 18, 2015. The 2015 Plan provides for the grant of stock options and restricted stock awards to our directors, officers, employees and consultants.

The maximum number of our common shares reserved for issue under the plan is 6,050,553 shares, subject to adjustment in the event of a change of our capitalization. As a result of the adoption of the 2015 Plan, no further option awards will be granted under any previously existing stock option plan. Stock option awards previously granted under previously existing stock option plans remain outstanding in accordance with their terms.

The 2015 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The exercise price will be determined by the board of directors at the time of grant, and the exercise price of each option shall be at least the fair market value on the grant date; provided, however, that in the event that a grantee owns more than 10% of our common stock as of the date of grant, the exercise price of an option granted to such grantee that is intended to be an incentive stock option shall be not less than 110% of the fair market value on the date of grant. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Athanasios Skarpelos	—	—	—	—	—	—	—
Bernd Metzner	16,000	—	—	—	—	—	16,000
Elliot Favus	—	—	—	—	—	—	—
Steffen Thomas	—	—	—	—	—	—	—
Peter Donhauser	—	—	231,300	—	—	—	231,300

We have agreed to compensate Bernd Metzner $4,000 per quarter for performing the functions of Chairman of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Our Employment Agreement with Dr. Missling contains provisions regarding our obligations upon his termination and upon a change of control. In the event of a change of control, as such term is defined in the employment agreement, all previously granted but unvested stock options held by Dr. Missling shall vest. Depending on the nature of the termination of Dr. Missling’s services, certain of his salary, bonus and granted securities shall vest in the amounts at such time as set forth in the Employment Agreement. A copy of Dr. Missling’s Employment Agreement is set forth in its entirety as an exhibit to our Current Report on Form 8-K filed with the SEC on July 22, 2016.

Our employment agreement with Sandra Boenisch contains provisions regarding our obligations to Ms. Boenisch upon a change of control. In the event of a change of control, as such term is defined in the employment agreement, all of the remaining unvested option shares granted to Ms. Boenisch will immediately vest with no restrictions on purchase or sales. A copy of Ms. Boenisch’s employment agreement is set forth in its entirety as an exhibit hereto.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis and has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended September 30, 2017.

The members of our Compensation Committee are Bernd Metzner (Chairman), Steffen Thomas and Peter Donhauser.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 8, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Common Stock	Christopher Missling	3,495,277	(2)	7.5%
	(CEO/Director)

Common Stock	Athanasios Skarpelos	1,456,458	(3)	3.3%
	(Director)

Common Stock	Bernd Metzner (Director)	187,500	(4)	*

Common Stock	Elliot Favus (Director)	195,000	(5)	*

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Common Stock	Steffen Thomas (Director)	133,333	(6)	*

Common Stock	Peter Donhauser (Director)	—	(7)	*

Common Stock	Sandra Boenisch (Principal	157,160	(8)	*
	Financial Officer)

Common Stock	Directors & Executive Officers as a group (7 persons)	5,624,728		11.8%

*Less than 1%

(1)	Percentage of ownership is based on 44,220,833 of our common stock issued and outstanding as of December 8, 2017. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 500,000 shares of our common stock at $1.60 per share, options to purchase 93,750 shares of our common stock at $1.32 per share, options to purchase 500,000 shares of our common stock at $0.92 per share, options to purchase 156,250 shares of our common stock at $5.04 per share, options to purchase 156,250 shares of our common stock at $6.26 per share, options to purchase 430,715 shares of our common stock at $7.06 per share, options to purchase 500,000 shares of our common stock at $3.28 per share, and options to purchase 112,500 shares of our common stock at $5.92 per share that have vested or are vesting within 60 days. Excludes options to purchase 31,250 shares of our common stock at $1.32 per share, options to purchase 31,250 shares of our common stock at $5.04 per share, options to purchase 189,813 shares of our common stock at $6.26 per share, options to purchase 430,715 shares of our common stock at $7.06 per share, and options to purchase 337,500 shares of our common stock at $5.92 per share that do not vest within 60 days.

(3)	Includes options to purchase 50,000 shares of our common stock at $0.92 per share and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days.

(4)	Includes options to purchase 37,500 shares of our common stock at $1.20 per share, options to purchase 50,000 shares of our common stock at $0.92 per share, and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days.

(5)	Includes options to purchase 37,500 shares of our common stock at $1.20 per share, options to purchase 50,000 shares of our common stock at $0.92 per share, options to purchase 1,500 shares of our common stock at $5.64 per share, options to purchase 1,500 shares of our common stock at 5.57 per share, options to purchase 1,500 shares of our common stock at $4.90 per share, options to purchase 1,500 shares of our common stock at $4.90, options to purchase 1,500 shares of our common stock at $5.66 per share, options to purchase 1,500 shares of our common stock at $6.11 per share, and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days.

(6)	Includes options to purchase 33,333 shares of our common stock at $1.68 per share and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,667 shares of our common stock at $1.68 per share that do not vest within 60 days.

(7)	Excludes options to purchase 50,000 shares of our common stock at $5.39 per share that do not vest within 60 days.

(8)	Includes options to purchase 18,750 shares of our common stock at $5.68 per share and options to purchase 106,696 shares of our common stock at $3.28 per share and options to purchase 8,751 shares of our common stock at $5.92 per share that have vested or are vesting within 60 days. Excludes options to purchase 6,250 shares of our common stock at $5.68 per share and options to purchase 26,249 shares of our common stock at $5.92 per share that do not vest within 60 days.

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

There have been no other transactions, since October 1, 2016, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000, and in which any of the following persons had or will have a direct or indirect material interest.

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

We deem that Bernd Metzner, Elliot Favus, Athanasios Skarpelos, Steffen Thomas and Peter Donhauser are independent as that term is defined by NASDAQ 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firm, for the fiscal years ended September 30, 2017 and 2016:

	2017	2016
Audit Fees	$203,989	$173,359
Audit Related Fees	—	—
Tax Fees	1,029	—
All Other Fees	—	—
Total Fees	$205,018	$173,359

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission for the fiscal years ended September 30, 2017 and 2016 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services rendered in connection with tax consultations.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 25, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on October 6, 2015 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 6, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Form of Senior Convertible Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
4.2	Form of Series A/B Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
4.3	Form of Series A Common Stock Purchase Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
4.4	Form of Series B Common Stock Purchase Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 23, 2014)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement, dated March 13, 2014, by and among the Company and the parties identified therein (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 19, 2014)
10.2	2015 Omnibus Incentive Plan (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on December 29, 2015)
10.3	Purchase Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.4	Registration Rights Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.5	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.6	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
10.7*	Amended and Restated Employment Agreement by and between the Company and with Sandra Boenisch

Exhibit Number	Description
14	Code of Ethics
14.1	Code of Ethics Adopted on September 13, 2016 (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed on December 14, 2016)
(21)	Subsidiaries
21.1*	Subsidiaries of the Registrant
(23)	Consent
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 9, 2017
99.2	Corporate Investment Policy Adopted May 4, 2017 (incorporated by reference to exhibit 99.1 to our Quarterly Report on Form 10-Q filed on May 10, 2017)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2017	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling, PhD		December 11, 2017
Christopher Missling, PhD	Chief Executive Officer (Principal Executive Officer)
/s/ Sandra Boenisch		December 11, 2017
Sandra Boenisch, CPA, CGA	Principal Financial Officer and Treasurer (Principal Accounting Officer)
/s/ Athanasios Skarpelos		December 11, 2017
Athanasios Skarpelos	Director
/s/ Bernd Metzner, PhD		December 11, 2017
Bernd Metzner, PhD	Director
/s/ Elliot Favus, MD		December 11, 2017
Elliot Favus, MD	Director
/s/ Steffen Thomas, PhD		December 11, 2017
Steffen Thomas, PhD	Director
/s/ Peter Donhauser, D.O.		December 11, 2017
Peter Donhauser, D.O.	Director