Form 10-Q
period 2017-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2018-02-07
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

☐ Yes ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,573,788 shares of common stock outstanding as of February 7, 2018.

ii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(Unaudited)
Assets
Current
Cash and cash equivalents	$28,048,644	$27,440,257
Sales tax recoverable	7,377	9,748
Prepaid expenses	235,390	335,928
	28,291,411	27,785,933
Deposits	52,396	52,396
Total Assets	$28,343,807	$27,838,329

Liabilities and Stockholders’ Equity
Current
Accounts payable and accrued liabilities	$2,798,472	$3,584,334
Total Liabilities	2,798,472	3,584,334

Commitments - Note 5

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
44,421,992 common shares (September 30, 2017 - 43,330,817)	44,423	43,332
Additional paid-in capital	121,038,635	115,689,221
Accumulated deficit	(95,537,723)	(91,478,558)
Total Stockholders’ Equity	25,545,335	24,253,995
Total Liabilities and Stockholders’ Equity	$28,343,807	$27,838,329

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

For the three months ended December 31, 2017 and 2016

(Unaudited)

	2017	2016
Operating expenses
General and administrative	$1,397,803	$1,126,184
Research and development	2,694,312	2,042,490

Total operating expenses	(4,092,115)	(3,168,674)

Other income
Grant income	—	35,286
Interest income, net	30,376	3,655
Foreign exchange gain	11,979	14,082

Total other income	42,355	53,023
Net loss before provision for income taxes	(4,049,760)	(3,115,651)

Income tax expense	9,405	31,008

Net loss and comprehensive loss	$(4,059,165)	$(3,146,659)

Loss per share
Basic and diluted	$(0.09)	$(0.08)

Weighted average number of shares outstanding
Basic and diluted	43,882,939	38,393,910

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2017 and 2016

(Unaudited)

	2017	2016

Cash Flows used in Operating Activities
Net loss	$(4,059,165)	$(3,146,659)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	1,121,985	889,267
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	2,371	30,217
Prepaid expenses and deposits	100,538	69,128
Accounts payable and accrued liabilities	(785,862)	(956,528)
Deferred grant income	—	(39,051)
Net cash used in operating activities	(3,620,133)	(3,153,626)

Cash Flows provided by Financing Activities
Issuance of common shares	4,228,520	15,128,272
Net cash provided by financing activities	4,228,520	15,128,272

Increase in cash and cash equivalents during the period	608,387	11,974,646
Cash and cash equivalents, beginning of period	27,440,257	9,186,814
Cash and cash equivalents, end of period	$28,048,644	$21,161,460

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended December 31, 2017

(Unaudited)

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2017	43,330,817	$43,332	$115,689,221	$(91,478,558)	$24,253,995
Shares issued under purchase agreement
Purchase shares	1,083,580	1,083	4,227,437	—	4,228,520
Commitment shares	7,595	8	(8)	—	—
Share based compensation	—	—	1,121,985	—	1,121,985
Net loss	—	—	—	(4,059,165)	(4,059,165)
Balance, December 31, 2017	44,421,992	$44,423	$121,038,635	$(95,537,723)	$25,545,335

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in the annual financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2017 was derived from the audited annual financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2017 filed with the SEC on December 11, 2017. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 1      Business Description and Basis of Presentation – (continued)

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

Principles of Consolidation.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 1     Business Description and Basis of Presentation – (continued)

Fair Value Measurements – (continued)

The book value of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of those instruments.

At December 31, 2017 and September 30, 2017, the Company did not have any Level 3 assets or liabilities.

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

As of December 31, 2017, loss per share excludes 7,246,339 (September 30, 2017 – 6,711,339) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 2       Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company adopted this standard on October 1, 2017. The adoption of this standard did not have any impact for any period presented.

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard on October 1, 2017. The adoption of this standard did not have a material impact for any period presented.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the U.S. tax reform announced on December 22, 2017 by the U.S. Government commonly referred to as the Tax Cuts and Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete.

Specifically, the Company will be required to revalue its U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 2       Recent Accounting Pronouncements – (Continued)

Recent Accounting Pronouncements Not Yet Adopted – (Continued)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, (“ASC 230”) including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. This amendment is effective for the Company beginning on October 1, 2018. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company’s current disclosures and reclassifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on October 1, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 3       Lincoln Park Purchase Agreement

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

During the three months ended December 31, 2017, the Company issued to Lincoln Park an aggregate of 1,091,175 (2016: 4,500,012) shares of common stock under the Purchase Agreement, including 1,083,580 (2016: 4,472,841) shares of common stock for an aggregate purchase price of $4,228,520 (2016: $15,128,272) and 7,595 (2016: 27,171) commitment shares. At December 31, 2017, an amount of $17,143,007 remained available under the 2015 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 4       Related Party Transactions

There were no related party transactions during the three months ended December 31, 2017 and 2016.

Note 5       Commitments

a)	Lease Commitment

The Company is committed to lease payments as follows:

Fiscal year ending September 30,
2018	$86,392
2019	57,594
$143,986

b)	Litigation

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 5	Commitments – (Continued)

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, October 1, 2016	1,809,309	$2.70
Exercised	(200,000)	$3.00
Balance, September 30, 2017 and December 31, 2017	1,609,309	$2.66

At December 31, 2017, the Company had share purchase warrants outstanding of 1,609,309, with a weighted average exercise price of $2.66 as follows:

Number	Exercise Price	Expiry Date

1,262,180	$3.00	July 5, 2018
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
31,250	$1.24	May 31, 2019
7,500	$1.04	May 31, 2019
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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock–based Compensation Plan

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at October 1, 2016	4,199,000	$3.76
Granted	1,107,500	5.51	$5.44
Forfeited	(214,470)	4.09
Outstanding at September 30, 2017	5,092,030	4.13
Granted	545,000	3.30	$2.84
Forfeited	(6,667)	4.20
Outstanding at December 31, 2017	5,630,363	$4.05
Exercisable at December 31, 2017	3,526,730	$3.28
Exercisable at September 30, 2017	3,326,223	$3.10

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

At December 31, 2017, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
500,000	500,000	$1.60	July 5, 2023	$810,000	5.51
75,000	75,000	$1.20	May 7, 2024	151,500	6.35
125,000	93,750	$1.32	May 8, 2024	237,500	6.35
718,750	718,750	$0.92	April 2, 2025	1,653,125	7.25
29,167	29,167	$1.44	June 8, 2025	51,917	7.44
50,000	33,333	$1.76	June 15, 2025	73,000	7.46
266,250	221,875	$5.04	September 18, 2025	—	7.72
1,500	1,500	$5.64	September 30, 2025	—	7.75
31,250	23,438	$5.68	October 2, 2025	—	7.75
25,000	18,750	$8.98	October 16, 2025	—	7.79
1,500	1,500	$5.57	December 31, 2025	—	8.00
1,500	1,500	$4.90	March 31, 2026	—	8.25
1,500	1,500	$5.66	April 27, 2026	—	8.32
19,697	19,697	$4.09	May 18, 2026	—	8.38
1,500	1,500	$6.11	June 30, 2026	—	8.50
379,625	158,177	$6.26	July 5, 2026	—	8.51
861,429	358,929	$7.06	July 18, 2026	—	8.54
13,333	13,333	$3.06	September 7, 2026	2,133	8.68
1,006,696	1,006,696	$3.28	September 22, 2026	—	8.73
64,166	29,165	$3.63	October 3, 2026	—	8.76
15,000	6,250	$4.35	December 9, 2026	—	8.94
50,000	—	$5.39	February 7, 2027	—	9.10
40,000	13,333	$5.26	February 17, 2027	—	9.13
780,000	195,003	$5.92	May 12, 2027	—	9.36
12,500	2,084	$3.42	August 9, 2027	—	9.60
15,000	2,500	$4.33	September 19, 2027	—	9.72
545,000	—	$3.30	December 13, 2027	—	9.95
5,630,363	3,526,730			$2,979,176

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2017.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock–based Compensation Plan – (Continued)

The Company recognized stock based compensation expense of $1,121,985 during the three months ended December 31, 2017 (2016: $889,267) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	2017	2016
General and administrative	$571,363	$427,583
Research and development	550,622	461,684
Total share based compensation	$1,121,985	$889,267

An amount of approximately $9,842,601 in stock based compensation is expected to be recorded over the remaining term of such options through June 30, 2020.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2017	2016
Risk-free interest rate	2.26%	1.52%
Expected life of options (years)	6.60	6.95
Annualized volatility	112.27%	111.45%
Dividend rate	0.00%	0.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “could,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

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

In November 2016, we completed a Phase 2a clinical trial, consisting of PART A and PART B, which lasted a total of 57 weeks, for ANAVEX®2-73 in mild-to-moderate Alzheimer’s patients. This open-label randomized trial met both primary and secondary endpoints and was designed to assess the safety and exploratory efficacy of ANAVEX®2-73 in 32 patients. ANAVEX®2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease. In October 2017, we presented positive pharmacokinetic (PK) and pharmacodynamic (PD) data from the Phase 2a study, which established a concentration-effect relationship between ANAVEX®2-73 and study measurements. These measures obtained from all patients who participated in the entire 57 weeks include exploratory cognitive and functional scores as well as biomarker signals of brain activity. Additionally, the study appears to show that ANAVEX®2-73 activity is enhanced by its active metabolite (ANAVEX19-144), which also targets the sigma-1 receptor and has a half-life approximately twice as long as the parent molecule.

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

In February 2016, we presented positive preclinical data for ANAVEX®2-73 in Rett syndrome, a rare neurodevelopmental disease. The study was funded by the International Rett Syndrome Foundation (the “Rettsyndrome.org foundation”). In January 2017, we were awarded a financial grant from the Rettsyndrome.org foundation of a minimum of $0.6 million to cover some of the costs of a planned U.S. multicenter Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. The Phase 2 trial is scheduled to begin following the FDA’s approval of our investigational new drug (IND) application and will be a randomized, double blind, placebo-controlled study of ANAVEX®2-73 in patients with Rett syndrome lasting up to 12 weeks. Primary and secondary endpoints include safety as well as Rett syndrome conditions such as cognitive impairment, motor impairment, behavioral symptoms and seizure activity.

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

We continue to identify and initiate discussions with potential strategic and commercial partners to most effectively advance our programs and realize maximum shareholder value. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Our Pipeline

Our research and development pipeline includes one clinical drug candidate and several compounds in different stages of pre-clinical study.

Our proprietary SIGMACEPTOR™ Discovery Platform produced small molecule drug candidates with unique modes of action, based on our understanding of sigma receptors. Sigma receptors may be targets for therapeutics to combat many human diseases, both of neurodegenerative nature, including Alzheimer’s disease, as well as of neurodevelopmental nature, like Rett syndrome. When bound by the appropriate ligands, sigma receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

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

In October 2017, we presented positive PK and pharmacodynamic (PD) data from the Phase 2a study, which established a concentration-effect relationship between ANAVEX®2-73 and study measurements. These measures, obtained from all patients who participated in the entire 57 weeks, include exploratory cognitive and functional scores as well as biomarker signals of brain activity. Additionally, the study appears to show that ANAVEX®2-73 activity is enhanced by its active metabolite (ANAVEX19-144), which also targets the sigma-1 receptor and has a half-life approximately twice as long as the parent molecule.

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

Financial Highlights

We had cash of $28.0 million at December 31, 2017, compared to $27.4 million at September 30, 2017. The increase in cash is primarily the result of the $4.2 million received from the issuance of shares of common stock under the Purchase Agreement by and between the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) dated October 21, 2015 (the “Purchase Agreement). We utilized $3.6 million in operations during the first quarter of fiscal 2018, compared to $3.2 million in the comparable quarter in fiscal 2017.

Operating expenses for the first quarter of fiscal 2018 were $4.1 million, compared to $3.2 million for the comparable quarter in fiscal 2017. The increase in operating expenses is primarily attributable to an increase in research and development expenses of $0.7 million from $2.0 million in the first quarter of fiscal 2017 to $2.7 million in the first quarter of fiscal 2018, due to an increase in expenses incurred in preparation for clinical trials scheduled to commence during fiscal 2018.

We expect our research and development expenses will continue to increase as a result of the planned ANAVEX®2-73 clinical studies for the treatment of Rett syndrome, Alzheimer’s disease and Parkinson’s disease, as well as the other auxiliary research and development activities. We continue to target potential research partners to further advance our pipeline compounds.

Net loss for the first quarter of fiscal 2018 was $4.1 million, or $0.09 per share, as compared to $3.1 million, or $0.08 per share in the first quarter of fiscal 2017.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception in 2004 and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three months ended December 31, 2017 compared to three months ended December 31, 2016

Operating Expenses

Total operating expenses for the first quarter of fiscal 2018 were $4.1 million, which represents an increase of $0.9 million from the first quarter of fiscal 2017.

Research and development expenses for the first quarter of fiscal 2018 were $2.7 million, as compared to $2.0 million in the first quarter of fiscal 2017, an increase of 32%. The increase was associated with expenditures incurred in preparation of our planned clinical studies for ANAVEX®2-73. Of the $2.7 million, approximately $0.9 million was spent on preparatory activities for these clinical trials during the quarter. Additionally, of the $2.7 million, approximately $0.5 million was spent on preclinical activities for ANAVEX®3-71 and for ANAVEX®2-73, as well as other pipeline compounds.

There was also an increase in general and administrative expenses of approximately $0.3 million, primarily related to an increase in staffing and personnel costs of approximately $0.1 million incurred as a result of our expanded team. Legal fees also increased over the comparative period, due to a reduction of fees recorded in the comparative period in fiscal 2017, and an increase in certain public company expenditures.

Other income

The net amount of other income for the first quarter of fiscal 2018 was $0.04 million as compared to $0.05 million for the first quarter of fiscal 2017. There was an increase in interest income as a result of the increased balance of cash and equivalents over the comparable period. This increase was offset by a decrease in grant income as a result of the completion a preclinical program being funded through a grant from the Michael J. Fox Foundation.

The Company participates, through its subsidiary in Australia, in the Australian government’s research and development incentive program. The research and development incentive program provides a refundable tax offset to eligible companies that engage in research and development activities in Australia. The Company recognizes as other income the amount received for qualified expenses, in the period they are received. The Company did not receive any research and development income during the three months ended December 31, 2017 and 2016. The Company anticipates filing for a credit prior to September 30, 2018.

Liquidity and Capital Resources

Working Capital

	December 31, 2017	September 30, 2016
Current Assets	$28,291,411	$27,785,933
Current Liabilities	2,798,472	3,584,334
Working Capital	$25,492,939	$24,201,599

At December 31, 2017, we had $28.0 million in cash and cash equivalents, an increase of $0.6 million from September 30, 2017. The principal reason for this increase is the $4.2 million in cash received from the issuance of shares of common stock under the Purchase Agreement, offset by net cash utilized in operations of $3.6 million.

Cash Flows

	Three months ended December 31,
	2017	2016
Net cash flows used in operating activities	$(3,620,133)	$(3,153,626)
Net cash flows from financing activities	4,228,520	15,128,272
Increase in cash during the period	$608,387	$11,974,646

Cash flow used in operating activities

Net cash used in operating activities for the first quarter of fiscal 2018 was $3.6 million, compared to $3.2 million during the first quarter of fiscal 2017. The principal reason for this increase in net cash used from operating activities in the current period is due to the increase in operating expenses, as described above.

Cash flow provided by financing activities

Cash provided by financing activities for first quarter of fiscal 2018 was $4.2 million, attributable to cash received from the issuance of common shares at various market prices under the Purchase Agreement.

Cash provided by financing activities for first quarter of fiscal 2017 was $15.1 million, attributable to cash received from the issuance of common shares at various market prices under the Purchase Agreement.

Other Financing

On October 21, 2015, we entered into a Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 179,598 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement and shall issue up to 89,799 shares pro rata, when and if Lincoln Park purchases, at our discretion, the $50,000,000 aggregate commitment. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the SEC declared effective the related registration statement.

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

We expect that we will be able to continue to fund our operations through the next 12 months after the date these interim condensed consolidated financial statements are issued using existing cash on hand and through equity and debt financing in the future. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017, excluding amounts related to uncertain tax positions, funding commitments, contingent development, and regulatory and commercial milestone payments:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$143,986	$86,302	$57,594	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$143,986	$86,392	$57,594	—	—

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

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options.

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

For a discussion of recent accounting pronouncements and their possible effect on our results, see Note 2 to our Condensed Consolidated Interim Financial Statements found elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange risk.

Interest Rate Risk

We invest a major portion of our cash surplus in bank deposits in the United States and, to a lesser extent, Australia. Since the bank deposits typically carry fixed interest rates, financial income over the holding period is not sensitive to changes in interest rates, but only the fair value of these instruments. However, our interest gains from future deposits could decline in the future as a result of changes in the financial markets, as our investments typically have a short holding period. In any event, given the historic low levels of interest rates, we estimate that a decline in the interest rates we are currently receiving will not result in a material adverse effect to our business.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on December 11, 2017. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially; however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

Date: February 7, 2018

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA

Principal Financial Officer

(Principal Financial and Accounting Officer)

Date: February 7, 2018