Form 10-Q
period 2018-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2018-05-10
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

☐   Yes  ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,660,062 shares of common stock outstanding as of May 10, 2018.

ii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	March 31, 2018	September 30, 2017
	(Unaudited)
Assets
Current
Cash and cash equivalents	$25,656,584	$27,440,257
Sales tax recoverable	5,011	9,748
Prepaid expenses	150,660	335,928
	25,812,255	27,785,933
Deposits	52,396	52,396
Deferred financing charges	30,943	—
Total Assets	$25,895,594	$27,838,329

Liabilities and Stockholders’ Equity
Current
Accounts payable and accrued liabilities	$3,416,737	$3,584,334
Total Liabilities	3,416,737	3,584,334

Commitments - Note 5

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
44,573,788 common shares (September 30, 2017 - 43,330,817)	44,575	43,332
Additional paid-in capital	122,724,029	115,689,221
Accumulated deficit	(100,289,747)	(91,478,558)
Total Stockholders’ Equity	22,478,857	24,253,995
Total Liabilities and Stockholders’ Equity	$25,895,594	$27,838,329

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2018 and 2017
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Operating expenses
General and administrative	$1,489,450	$1,116,014	$2,887,253	$2,242,198
Research and development	3,245,023	2,492,933	5,939,335	4,535,423

Total operating expenses	(4,734,473)	(3,608,947)	(8,826,588)	(6,777,621)

Other income (expenses)
Grant income	—	16,684	—	51,970
Research and development incentive income	—	2,022,902	—	2,022,902
Interest income, net	28,647	18,147	59,023	21,802
Foreign exchange gain (loss)	(18,337)	11,722	(6,358)	25,804

Total other income	10,310	2,069,455	52,665	2,122,478
Net loss before provision for income taxes	(4,724,163)	(1,539,492)	(8,773,923)	(4,655,143)

Income tax expense	(27,861)	(9,595)	(37,266)	(40,603)

Net loss and comprehensive loss	$(4,752,024)	$(1,549,087)	$(8,811,189)	$(4,695,746)

Loss per share
Basic and diluted	$(0.11)	$(0.04)	$(0.20)	$(0.12)

Weighted average number of shares outstanding
Basic and diluted	44,545,523	41,159,707	44,210,591	39,761,612

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2018 and 2017
(Unaudited)

	2018	2017

Cash Flows used in Operating Activities
Net loss	$(8,811,189)	$(4,695,746)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,347,681	1,858,160
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	4,737	18,711
Prepaid expenses and deposits	185,268	38,135
Accounts payable and accrued liabilities	(167,597)	(1,086,301)
Deferred grant income	—	15,673
Net cash used in operating activities	(6,441,100)	(3,851,368)

Cash Flows provided by Financing Activities
Issuance of common shares	4,688,370	18,016,121
Deferred financing charges	(30,943)	—
Net cash provided by financing activities	4,657,427	18,016,121

Increase (decrease) in cash and cash equivalents during the period	(1,783,673)	14,164,753
Cash and cash equivalents, beginning of period	27,440,257	9,186,814
Cash and cash equivalents, end of period	$25,656,584	$23,351,567

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended March 31, 2018
(Unaudited)

		Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, October 1, 2017	43,330,817	$43,332	$115,689,221	$(91,478,558)	$24,253,995
Shares issued under purchase agreement
Purchase shares	1,233,580	1,234	4,687,136	—	4,688,370
Commitment shares	8,421	8	(8)	—	—
Shares issued pursuant to cashless exercise of options	970	1	(1)
Share based compensation	—	—	2,347,681	—	2,347,681
Net loss	—	—	—	(8,811,189)	(8,811,189)
Balance, March 31, 2018	44,573,788	$44,575	$122,724,029	$(100,289,747)	$22,478,857

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

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

Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

(Unaudited)

Note 1	Business Description and Basis of Presentation – (continued)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

March 31, 2018

(Unaudited)

Note 1	Business Description and Basis of Presentation – (continued)

Fair Value Measurements – (continued)

The book value of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of those instruments.

At March 31, 2018 and September 30, 2017, the Company did not have any Level 3 assets or liabilities.

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

As of March 31, 2018, loss per share excludes 7,476,339 (September 30, 2017 – 6,711,339) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

(Unaudited)

Note 2	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company adopted this standard on October 1, 2017. The adoption of this standard did not have any impact on the Company’s financial position, results of operations or cash flows for any period presented.

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard on October 1, 2017. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for any period presented.

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

Specifically, the Company was required to revalue its U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. As such, the value of the Company’s deferred tax assets was reduced accordingly. However, since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation did not have a material impact on any period presented.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

(Unaudited)

Note 2	Recent Accounting Pronouncements – (Continued)

Recent Accounting Pronouncements Not Yet Adopted – (Continued)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows. The adoption is generally expected to increase assets and liabilities.

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

Other than noted above, the Company does not expect the adoption of recently issued but not yet adopted accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

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

During the six months ended March 31, 2018, the Company issued to Lincoln Park an aggregate of 1,242,001 (2017: 5,155,200) shares of common stock under the Purchase Agreement, including 1,233,580 (2017: 5,122,841) shares of common stock for an aggregate purchase price of $4,688,370 (2017: $18,016,121) and 8,421 (2017: 32,359) commitment shares. At March 31, 2018, an amount of $16,683,157 remained available under the 2015 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

(Unaudited)

Note 4	Related Party Transactions

There were no related party transactions during the three and six months ended March 31, 2018 and 2017.

Note 5	Commitments

a)	Lease Commitment

The Company is committed to lease payments as follows:

Fiscal year ending September 30,
2018	$68,463
2019	68,463
$136,926

b)	Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company does not believe that any of such pending claims and/or legal proceedings will have a material adverse effect on its consolidated financial statements.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

(Unaudited)

Note 5	Commitments – (Continued)

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 1, 2016	1,809,309	$2.70
Exercised	(200,000)	$3.00
Balance, September 30, 2017 and March 31, 2018	1,609,309	$2.66

At March 31, 2018, the Company had share purchase warrants outstanding of 1,609,309, with a weighted average exercise price of $2.66 as follows:

Number	Exercise Price	Expiry Date
1,262,180	$3.00	July 5, 2018
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
31,250	$1.24	May 31, 2019
7,500	$1.04	May 31, 2019
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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at October 1, 2016	4,199,000	$3.76
Granted	1,107,500	5.51	$5.44
Forfeited	(214,470)	4.09
Outstanding at September 30, 2017	5,092,030	4.13
Granted	795,000	3.11	$2.68
Forfeited	(6,667)	4.20
Exercised	(13,333)	3.06
Outstanding at March 31, 2018	5,867,030	$4.00
Exercisable at March 31, 2018	3,782,650	$3.45
Exercisable at September 30, 2017	3,326,223	$3.10

During the six months ended March 31, 2018, 13,333 stock options exercisable at $3.06 were exercised on a cashless basis into 970 shares of common stock.

Subsequent to March 31, 2018, 100,000 stock options exercisable at $0.92 per share, 37,500 stock options exercisable at $1.20 per share, and 18,750 stock options exercisable at $1.24 per share, were exercised on a cashless basis into an aggregate of 86,274 shares of common stock.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

At March 31, 2018, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
500,000	500,000	$1.60	July 5, 2023	$580,000	5.26
75,000	75,000	$1.20	May 7, 2024	117,000	6.10
125,000	93,750	$1.32	May 8, 2024	180,000	6.11
718,750	718,750	$0.92	April 2, 2025	1,322,500	7.01
29,167	29,167	$1.44	June 8, 2025	38,500	7.19
50,000	33,333	$1.76	June 15, 2025	50,000	7.21
266,250	244,063	$5.04	September 18, 2025	—	7.47
1,500	1,500	$5.64	September 30, 2025	—	7.50
31,250	26,042	$5.68	October 2, 2025	—	7.51
25,000	20,833	$8.98	October 16, 2025	—	7.55
1,500	1,500	$5.57	December 31, 2025	—	7.75
1,500	1,500	$4.90	March 31, 2026	—	8.00
1,500	1,500	$5.66	April 27, 2026	—	8.07
19,697	19,697	$4.09	May 18, 2026	—	8.13
1,500	1,500	$6.11	June 30, 2026	—	8.25
379,625	189,813	$6.26	July 5, 2026	—	8.26
861,429	430,715	$7.06	July 18, 2026	—	8.30
1,006,696	1,006,696	$3.28	September 22, 2026	—	8.48
64,166	34,166	$3.63	October 3, 2026	—	8.51
15,000	7,500	$4.35	December 9, 2026	—	8.69
50,000	16,667	$5.39	February 7, 2027	—	8.86
40,000	16,666	$5.26	February 17, 2027	—	8.88
780,000	260,000	$5.92	May 12, 2027	—	9.11
12,500	3,125	$3.42	August 9, 2027	—	9.36
15,000	3,750	$4.33	September 19, 2027	—	9.47
545,000	45,417	$3.30	December 13, 2027	—	9.70
50,000	—	$2.60	March 2, 2028	8,000	9.92
200,000	—	$2.72	March 19, 2028	8,000	9.97
5,867,030	3,782,650			$2,304,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2018.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock–based Compensation Plan – (Continued)

During the three and six months ended March 31, 2018, the Company recognized stock-based compensation expense of $1,225,696 and $2,347,681, respectively (2017: $968,893 and $1,858,160, respectively) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
General and administrative	$625,679	$450,128	$1,197,041	$877,711
Research and development	600,017	518,765	1,150,640	980,449
Total share based compensation	$1,225,696	$968,893	$2,347,681	$1,858,160

An amount of approximately $8,067,929 in stock-based compensation is expected to be recorded over the remaining term of such options through March 31, 2021.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2018	2017
Risk-free interest rate	2.43%	1.76%
Expected life of options (years)	6.57	6.79
Annualized volatility	112.23%	111.81%
Dividend rate	0.00%	0.00%

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

Our Current Business

Anavex Life Sciences Corp. is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics for the treatment of neurodegenerative and neurodevelopmental diseases including drug candidates to treat Alzheimer’s disease, other central nervous system (“CNS”) diseases, pain and various types of cancer. Our lead compound, ANAVEX®2-73, is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a severe neurological disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”).

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

In September 2016, we presented positive preclinical data for ANAVEX®2-73 in Parkinson’s disease, which demonstrated significant improvements on all measures: behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J Fox Foundation. Additional data was announced in October 2017 from the model for experimental parkinsonism. The data presented indicates that ANAVEX®2-73 induces robust neurorestoration in experimental parkinsonism. The encouraging results we have gathered in this model, coupled with the favorable profile of this compound in the Alzheimer’s disease trial, support the notion that ANAVEX®2-73 is a promising clinical candidate drug for Parkinson’s disease. The Company is moving forward with a Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (“PDD”), which will study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The double-blind, randomized, placebo-controlled Phase 2 PDD study has been submitted to regulatory authorities in Europe, and pending approval, the Company plans to initiate this clinical trial in the second half of calendar 2018.

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

The Phase 2a study met both primary and secondary objectives of the study. The 31-week preliminary exploratory safety and efficacy data from the Phase 2a study of ANAVEX®2-73 in Alzheimer’s patients, with most receiving also donepezil, the current standard of care, demonstrated favorable safety, maximum tolerated dose, positive dose response, sustained efficacy response through 31 weeks for both cognitive and functional measures, as well as positive unexpected therapeutic response events. ANAVEX®2-73 continued to demonstrate a favorable adverse event (AE) profile through 31 weeks in a patient population of elderly Alzheimer’s patients with varying degrees of physical fragility. The most common side effects across all AE categories tended to be of mild severity grade 1 and were resolved with dose reductions that were anticipated within the adaptive design of the study protocol.

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

ANAVEX®2-73 data presented meets prerequisite information in order to progress into a Phase 2/3 placebo-controlled study, which is currently in the preparation phase.

Preclinical data also validates ANAVEX®2-73 as a prospective platform drug for other neurodegenerative diseases beyond Alzheimer’s as well as neurodevelopmental diseases, more specifically, Parkinson’s disease, epilepsy, Rett syndrome, Angelman syndrome and Fragile X syndrome and, more recently, tuberous sclerosis complex. ANAVEX®2-73 demonstrated significant improvements in all of these indications in the respective preclinical animal models.

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

In March 2018, we presented preclinical data of ANAVEX®2-73 in a genetic mouse model of tuberous sclerosis complex (“TSC”). TSC is a rare genetic disorder characterized by the growth of numerous benign tumors in many parts of the body with a high incidence of seizures. The new preclinical data demonstrates that treatment with ANAVEX®2-73 significantly increases survival and reduces seizures.

ANAVEX®3-71

ANAVEX®3-71 is a preclinical drug candidate with a novel mechanism of action via sigma-1 receptor activation and M1 muscarinic allosteric modulation, which has been shown to enhance neuroprotection and cognition in Alzheimer’s disease. ANAVEX®3-71 is a CNS-penetrable mono-therapy that bridges treatment of both cognitive impairments with disease modifications. It is highly effective in very small doses against the major Alzheimer’s hallmarks in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, and also has beneficial effects on inflammation and mitochondrial dysfunctions. ANAVEX®3-71 indicates extensive therapeutic advantages in Alzheimer’s and other protein-aggregation-related diseases given its ability to enhance neuroprotection and cognition via sigma-1 receptor activation and M1 muscarinic allosteric modulation.

A recent preclinical study examined the response of ANAVEX®3-71 in aged transgenic animal models and showed a significant reduction in the rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX 3-71. In April 2016, the FDA granted Orphan Drug Designation to ANAVEX®3-71 for the treatment of Frontotemporal dementia.

In April 2017, new preclinical data was presented for ANAVEX®3-71 indicating that during pathological conditions, ANAVEX®3-71 demonstrated the formation of new synapses between neurons (synaptogenesis) without causing an abnormal increase in the number of astrocytes. In neurodegenerative diseases such as Alzheimer’s and Parkinson’s disease, synaptogenesis is believed to be impaired. Additional preclinical data presented also indicates that in addition to reducing oxidative stress, ANAVEX®3-71 demonstrates protective effects of mitochondrial enzyme complexes during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases.

ANAVEX®1-41

ANAVEX 1-41 is a sigma-1 agonist. Pre-clinical tests revealed significant neuroprotective benefits (i.e., protects nerve cells from degeneration or death) through the modulation of endoplasmic reticulum, mitochondrial and oxidative stress, which damages and impairs cell viability. In addition, in animal models, ANAVEX®1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action.

Recent preclinical data presented also indicates that ANAVEX®1-41 demonstrates protective effects of mitochondrial enzyme complexes during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases.

ANAVEX®1037

ANAVEX®1037 is designed for the treatment of prostate cancer. It is a low molecular weight, synthetic compound exhibiting high affinity for sigma-1 receptors at nanomolar levels and moderate affinity for sigma-2 receptors and sodium channels at micromolar levels. In advanced pre-clinical studies, this compound revealed antitumor potential. It has also been shown to selectively kill human cancer cells without affecting normal/healthy cells and also to significantly suppress tumor growth in immune-deficient mice models. Scientific publications highlight the possibility that these ligands may stop tumor growth and induce selective cell death in various tumor cell lines. Sigma receptors are highly expressed in different tumor cell types. Binding by appropriate sigma-1 and/or sigma-2 ligands can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with ion channels, our drug candidates may play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation.

ANAVEX®1066

ANAVEX®1066, a mixed sigma-1/sigma-2 ligand is designed for the potential treatment of neuropathic and visceral pain. ANAVEX®1066 was tested in two preclinical models of neuropathic and visceral pain that have been extensively validated in rats. In the chronic constriction injury model of neuropathic pain, a single oral administration of ANAVEX®1066 dose-dependently restored the nociceptive threshold in the affected paw to normal levels while leaving the contralateral healthy paw unchanged. Efficacy was rapid and remained significant for two hours. In a model of visceral pain, chronic colonic hypersensitivity was induced by injection of an inflammatory agent directly into the colon and a single oral administration of ANAVEX®1066 returned the nociceptive threshold to control levels in a dose-dependent manner. Companion studies in rats demonstrated the lack of any effects on normal gastrointestinal transit with ANAVEX®1066 and a favorable safety profile in a battery of behavioral measures.

Our compounds are in the pre-clinical and clinical testing stages of development, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

●	Alzheimer’s disease - In 2016, an estimated 5.4 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, a 30 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is set to expand from $2.1 billion in 2014 to $3.2 billion by 2021, according to business intelligence provider GBI Research.

●	Rett syndrome - Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

●	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 2.2 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. GBI Research estimates that the epilepsy market will increase to $4.5 billion by 2019.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $18.6 billion in 2017 according to BCC Research.

●	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 45,000 new cases of pancreatic cancer will be diagnosed this year and approximately 38,000 patients will die as a result of their cancer. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries will increase to $2.9 billion by 2021.

Financial Highlights

We had cash of $25.7 million at March 31, 2018, compared to $27.4 million at September 30, 2017. During the first half of fiscal 2018, we utilized $6.4 million in operations, compared to $3.9 million in the first half of fiscal 2017. During the first half of fiscal 2018, we received cash of $4.7 million from the issuance of shares of common stock under the Purchase Agreement by and between the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) dated October 21, 2015 (the “Purchase Agreement).

Operating expenses for the second quarter of fiscal 2018 were $4.7 million, compared to $3.6 million for the comparable quarter in fiscal 2017. The increase in operating expenses is primarily attributable to an increase in research and development expenses of $0.7 million from $2.5 million in the first quarter of fiscal 2017 to $3.2 million in the second quarter of fiscal 2018, due to a continued increase in expenses being incurred in preparation for three clinical trials scheduled to commence during the second half of calendar 2018, as well as an expanded scientific team. Our general and administrative expenses also increased by $0.4 million to $1.5 million, primarily as a result of an increase in salaries and wages associated with our expanded team and an increase in professional fees and other corporate costs, as more fully described below.

We expect our research and development expenses will continue to increase as a result of the planned ANAVEX®2-73 clinical studies for the treatment of Rett syndrome, Alzheimer’s disease and Parkinson’s disease, as well as other auxiliary research and development activities for our other pipeline compounds. We continue to target potential research partners to further advance our pipeline compounds.

Net loss for the second quarter of fiscal 2018 was $4.8 million, or $0.11 per share, as compared to $1.5 million, or $0.04 per share in the comparative quarter of fiscal 2017.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception in 2004 and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Operating Expenses

Total operating expenses for the second quarter of fiscal 2018 were $4.7 million, which represents an increase of $1.1 million from the comparable quarter of fiscal 2017.

Research and development expenses for the quarter of fiscal 2018 were $3.2 million, as compared to $2.5 million in the comparable quarter of fiscal 2017, an increase of approximately 30%. The increase was associated with expenditures incurred in preparation of our planned clinical studies for ANAVEX®2-73. Of the $3.2 million, approximately $1.0 million was spent on preparatory activities for these clinical trials during the quarter. Additionally, of the $3.2 million, approximately $1.1 million was spent on preclinical activities for ANAVEX®3-71, ANAVEX®2-73, as well as other pipeline compounds. The remainder of research and development activities were associated with personnel and consulting costs.

There was also an increase in general and administrative expenses of approximately $0.4 million, primarily related to an increase in staffing and personnel costs of approximately $0.2 million incurred as a result of our expanded team and associated long-term incentive compensation. Other general and administrative expenditures for the second quarter also included an increase in insurance costs as a result of increased plan premiums, and an increase in professional fees associated with corporate consulting activities.

Other income

The net amount of other income for the second quarter of fiscal 2018 was $0.01 million as compared to $2.1 million for the comparable quarter of fiscal 2017. The main reason for this decrease in other income is due to a delay in the timing of the research and development incentive income from the Australian tax office. The Company participates, through its subsidiary in Australia, in the Australian government’s research and development incentive program, which provides a refundable tax offset to eligible companies that engage in research and development activities in Australia. We expect this income, which is received on an annual basis, to be received in the second half of fiscal 2018.

There was also a decrease in grant income as a result of the completion a preclinical program previously being funded through a grant from the Michael J. Fox Foundation.

Six months ended March 31, 2018 compared to six months ended March 31, 2017

Operating Expenses

Total operating expenses for the first half of fiscal 2018 were $8.8 million, which represents an increase of approximately $2.0 million from the comparable first half of fiscal 2017.

Research and development expenses for the first half of fiscal 2018 were $5.9 million, as compared to $4.5 million in the comparable quarter of fiscal 2017, an increase of approximately 31%. The increase was associated with expenditures incurred in preparation of our planned clinical studies for ANAVEX®2-73. Of the $5.9 million, approximately $2.1 million was spent on preparatory activities for these clinical trials during the quarter. Additionally, of the $5.9 million, approximately $1.6 million was spent on preclinical activities for ANAVEX®3-71, ANAVEX®2-73, as well as other pipeline compounds. The remainder of research and development activities were associated with personnel and consulting costs.

There was also an increase in general and administrative expenses of approximately $0.6 million, primarily related to an increase in staffing and personnel costs of approximately $0.5 million incurred as a result of our expanded team and associated long-term incentive compensation. Other general and administrative increases included an increase in insurance costs as a result of increased plan premiums, and an increase in legal fees associated with employment and other matters.

Other income

The net amount of other income for the first half of fiscal 2018 was $0.05 million as compared to $2.1 million for the first half of fiscal 2017. The main reason for this decrease in other income is due to a delay in the timing of the research and development incentive income from the Australian tax office. We expect this income, which is received on an annual basis, to be received in the second half of fiscal 2018..

There was also a decrease in grant income as a result of the completion a preclinical program previously being funded through a grant from the Michael J. Fox Foundation.

Liquidity and Capital Resources

Working Capital

	March 31, 2018	September 30, 2017
Current Assets	$25,812,255	$27,785,933
Current Liabilities	3,416,737	3,584,334
Working Capital	$22,395,518	$24,201,599

At March 31, 2018, we had $25.7 million in cash and cash equivalents, a decrease of $1.8 million from September 30, 2017. The principal reason for this decrease is due to an increase in cash utilized in operations to $6.4 million for the first half of fiscal 2018, offset by cash received of $4.7 million from the issuance of shares of common stock issued under the Purchase Agreement.

Cash Flows

	Six months ended March 31,
	2018	2017
Net cash flows used in operating activities	$(6,441,100)	$(3,851,368)
Net cash flows from financing activities	4,657,427	18,016,121
Increase (decrease) in cash and cash equivalents during the period	$(1,783,673)	$14,164,753

Cash flow used in operating activities

Net cash used in operating activities for the first half of fiscal 2018 was $6.4 million, compared to $3.9 million during the first half of fiscal 2017. The principal reason for this increase in net cash used from operating activities in the current period is due to the increase in operating expenses, as well as a reduction of other income, as described above.

Cash flow provided by financing activities

Cash provided by financing activities for first half of fiscal 2018 was $4.7 million, attributable to cash received from the issuance of common shares at various market prices under the Purchase Agreement.

Cash provided by financing activities for first half of fiscal 2017 was $18.0 million, attributable to cash received from the issuance of common shares at various market prices under the Purchase Agreement.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018, excluding amounts related to uncertain tax positions, funding commitments, contingent development, and regulatory and commercial milestone payments:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$136,926	$68,463	$68,463	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$136,926	$68,463	$68,463	—	—

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

In addition, we incur expenses in respect of the acquisition of intellectual property relating to patents and trademarks. The probability of success and length of time to developing commercial applications of the drugs subject to the acquired patents and trademarks is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the acquired patents and trademarks will ever be successfully commercialized. Due to these risks and uncertainties, we expense the acquisition of patents and trademarks at their acquisition dates.

Stock-based Compensation

We account for all stock-based payments and awards under the fair value-based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity-based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 10, 2018

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2018