Form 10-Q
period 2018-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2018-08-09
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

☐   Yes  ☒    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,431,305 shares of common stock outstanding as of August 9, 2018.

 ii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

ANAVEX LIFE SCIENCES CORP.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
As at June 30, 2018 and September 30, 2017

	June 30, 2018	September 30, 2017
	(Unaudited)
Assets
Current
Cash and cash equivalents	$25,827,592	$27,440,257
Sales tax recoverable	6,145	9,748
Prepaid expenses	858,560	335,928
Deferred financing charges	50,000	—
	26,742,297	27,785,933
Deposits	52,396	52,396
Total Assets	$26,794,693	$27,838,329

Liabilities and Stockholders’ Equity
Current
Accounts payable and accrued liabilities	$3,209,070	$3,584,334
Total Liabilities	3,209,070	3,584,334

Commitments - Note 6

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
45,314,155 common shares (September 30, 2017 - 43,330,817)	45,315	43,332
Additional paid-in capital	126,679,219	115,689,221
Accumulated deficit	(103,138,911)	(91,478,558)
Total Stockholders’ Equity	23,585,623	24,253,995
Total Liabilities and Stockholders’ Equity	$26,794,693	$27,838,329

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2018 and 2017

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Operating expenses
General and administrative	$1,620,379	$1,405,026	$4,507,632	$3,647,224
Research and development	2,997,634	2,300,277	8,936,969	6,835,700

Total operating expenses	(4,618,013)	(3,705,303)	(13,444,601)	(10,482,924)

Other income (expenses)
Grant income	74,528	69,146	74,528	121,116
Research and development incentive income	1,629,513	—	1,629,513	2,022,902
Interest income, net	112,226	26,677	171,249	48,479
Gain on settlement of accounts payable	—	75,204	—	75,204
Financing related charges	(30,943)	—	(30,943)	—
Foreign exchange gain	(16,475)	(65,932)	(22,833)	(40,128)

Total other income	1,768,849	105,095	1,821,514	2,227,573
Net loss before provision for income taxes	(2,849,164)	(3,600,208)	(11,623,087)	(8,255,351)

Income tax expense	—	(9,877)	(37,266)	(50,480)

Net loss and comprehensive loss	$(2,849,164)	$(3,610,085)	$(11,660,353)	$(8,305,831)

Loss per share
Basic and diluted	$(0.06)	$(0.04)	$(0.26)	$(0.12)

Weighted average number of shares outstanding
Basic and diluted	45,212,074	41,509,225	44,365,683	40,344,149

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2018

(Unaudited)

	2018	2017

Cash Flows used in Operating Activities
Net loss	$(11,660,353)	$(8,305,831)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	4,025,412	3,017,876
Gain on settlement of accounts payable	—	(75,204)
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	3,603	55,967
Prepaid expenses and deposits	(522,632)	127,430
Accounts payable and accrued liabilities	(375,264)	(1,594,127)
Deferred grant income	—	(51,459)
Net cash used in operating activities	(8,529,234)	(6,825,348)

Cash Flows provided by Financing Activities
Issuance of common shares	6,966,569	22,431,958
Deferred financing charges	(50,000)	—
Net cash provided by financing activities	6,916,569	22,431,958

Increase in cash and cash equivalents during the period	(1,612,665)	15,606,610
Cash and cash equivalents, beginning of period	27,440,257	9,186,814
Cash and cash equivalents, end of period	$25,827,592	$24,793,424

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended June 30, 2018

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, October 1, 2017	43,330,817	$43,332	$115,689,221	$(91,478,558)	$24,253,995
Shares issued under purchase agreement
Purchase shares	1,883,580	1,883	6,964,686	—	6,966,569
Commitment shares	12,514	13	(13)	—	—
Shares issued pursuant to cashless exercise of options	87,244	87	(87)	—	—
Share based compensation	—	—	4,025,412	—	4,025,412
Net loss	—	—	—	(11,660,353)	(11,660,353)
Balance, June 30, 2018	45,314,155	$45,315	$126,679,219	$(103,138,911)	$23,585,623

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

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

Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

Use of Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

(Unaudited)

Note 1	Business Description and Basis of Presentation – (continued)

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

At June 30, 2018 and September 30, 2017, the Company did not have any Level 3 assets or liabilities.

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

As of June 30, 2018, loss per share excludes 8,454,047 (September 30, 2017 – 6,711,339) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

(Unaudited)

Note 1	Business Description and Basis of Presentation – (continued)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including salaries, facilities costs, overhead costs and other related expenses, as well as costs incurred in connection with third-party collaboration efforts. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved. Manufacturing costs are expensed as incurred in accordance with Accounting Standard Codification (“ASC”) 730 Research and Development, as these materials have no alternative future use outside of their intended use.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

(Unaudited)

Note 2	Recent Accounting Pronouncements – (Continued)

Recently Adopted Accounting Pronouncements – (Continued)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. This amendment is effective for the Company beginning on October 1, 2018. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company’s current disclosures and reclassifications within the consolidated statement of cash flows, but they are not expected to have a material effect on the Company’s consolidated financial statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3	Other Income

Grant Income

Clinical Study Grant

The Company was awarded grant funding in the amount of $597,886. The grant is being received in equal quarterly instalments over a period of two years in exchange for a commitment to complete clinical testing for a therapeutic drug candidate for the treatment of Rett syndrome.

The grant income is deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three and nine months ended June 30, 2018, the Company recognized $74,528 and $74,528, respectively (2017: $Nil and $Nil, respectively) of this grant on its statement of operations within grant income.

Preclinical Study Grant

During the year ended September 30, 2015, the Company was awarded grant funding in the amount of $286,455. The grant was received in exchange for a commitment to provide research and development for preclinical validation of Sigma-1 receptor agonism as potential treatment for Parkinson’s disease.

The grant income was deferred and amortized to other income over the related commitment period as the related research and development expenditures were incurred. During the three and nine months ended June 30, 2018, the Company recognized $Nil and $Nil, respectively (2017: $69,146 and $121,116, respectively) of this grant on its statement of operations within grant income.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

(Unaudited)

Note 3	Other Income

Research and development tax incentive

During the three and nine months ended June 30, 2018, the Company received other income of $1,629,513 and $1,629,513, respectively (2017: $Nil and $2,022,902, respectively) in respect of a research and development incentive program offered by the Australian government.

Note 4	Lincoln Park Purchase Agreement

On October 21, 2015, the Company entered into a $50,000,000 purchase agreement (the “2015 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time over a 36-month period to October 21, 2018.

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

During the nine months ended June 30, 2018, the Company issued to Lincoln Park an aggregate of 1,896,094 (2017: 5,951,229) shares of common stock under the Purchase Agreement, including 1,883,580 (2017: 5,910,939) shares of common stock for an aggregate purchase price of $6,966,569 (2017: $22,431,958) and 12,514 (2017: 40,290) commitment shares. At June 30, 2018, an amount of $14,404,957 (September 30, 2017: $21,371,526) remained available under the 2015 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

(Unaudited)

Note 5	Related Party Transactions

There were no related party transactions during the three and nine months ended June 30, 2018 and 2017.

Note 6	Commitments

a)	Lease Commitment

The Company is committed to lease payments as follows:

Fiscal year ending September 30,
2018	$34,232
2019	68,463
$102,695

b)	Litigation

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

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, October 1, 2016	1,809,309	$2.70
Exercised	(200,000)	$3.00
Balance, September 30, 2017	1,609,309	$2.66
Exercised	(18,750)	$1.24
Balance, June 30, 2018	1,590,559	$2.68

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

(Unaudited)

Note 6	Commitments – (Continued)

a)	Share Purchase Warrants – (Continued)

At June 30, 2018, the Company had share purchase warrants outstanding of 1,590,559, with a weighted average exercise price of $2.66 as follows:

Number	Exercise Price	Expiry Date
1,262,180	$3.00	July 5, 2018
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
12,500	$1.24	May 31, 2019
7,500	$1.04	May 31, 2019
1,590,559

Subsequent to June 30, 2018, an aggregate of 737,393 share purchase warrants at $3.00 per share were exercised on a cashless basis, pursuant to which the Company issued 117,150 shares of common stock and an additional 80,981 shares of common stock were to be issued. The remaining 524,787 share purchase warrants exercisable at $3.00 per share until July 5, 2018 expired unexercised.

b)	Stock–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s board of directors approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan is 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization. As a result of the adoption of the 2015 Plan, no further option awards will be granted under any previously existing stock option plan. Stock option awards previously granted under the previously existing stock option plans remain outstanding in accordance with their terms.

The 2015 Plan provides that it may be administered by the board of directors, or the board of directors may delegate such responsibility to a committee. The exercise price will be determined by the board of directors at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

(Unaudited)

Note 6	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at October 1, 2016	4,199,000	$3.76
Granted	1,107,500	5.51	$5.44
Forfeited	(214,470)	4.09
Outstanding at September 30, 2017	5,092,030	4.13
Granted	1,930,000	2.98	$2.56
Forfeited	(7,709)	4.32
Exercised	(150,833)	1.18
Outstanding at June 30, 2018	6,863,488	$3.87
Exercisable at June 30, 2018	3,974,821	$3.64
Exercisable at September 30, 2017	3,326,223	$3.10

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

(Unaudited)

Note 6	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

At June 30, 2018, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
500,000	500,000	$1.60	July 5, 2023	$510,000	5.01
37,500	37,500	$1.20	May 7, 2024	53,250	5.85
125,000	125,000	$1.32	May 8, 2024	162,500	5.86
618,750	618,750	$0.92	April 2, 2025	1,051,875	6.76
29,167	29,167	$1.44	June 8, 2025	34,417	6.94
50,000	50,000	$1.76	June 15, 2025	43,000	6.96
265,208	266,250	$5.04	September 18, 2025	—	7.22
1,500	1,500	$5.64	September 30, 2025	—	7.25
31,250	28,646	$5.68	October 2, 2025	—	7.26
25,000	22,916	$8.98	October 16, 2025	—	7.30
1,500	1,500	$5.57	December 31, 2025	—	7.50
1,500	1,500	$4.90	March 31, 2026	—	7.75
1,500	1,500	$5.66	April 27, 2026	—	7.82
19,697	19,697	$4.09	May 18, 2026	—	7.88
1,500	1,500	$6.11	June 30, 2026	—	8.00
379,625	221,448	$6.26	July 5, 2026	—	8.01
861,429	502,500	$7.06	July 18, 2026	—	8.05
1,006,696	1,006,696	$3.28	September 22, 2026	—	8.23
64,166	39,164	$3.63	October 3, 2026	—	8.26
15,000	8,750	$4.35	December 9, 2026	—	8.44
50,000	16,667	$5.39	February 7, 2027	—	8.61
40,000	20,000	$5.26	February 17, 2027	—	8.64
780,000	325,002	$5.92	May 12, 2027	—	8.87
12,500	4,167	$3.42	August 9, 2027	—	9.11
15,000	5,000	$4.33	September 19, 2027	—	9.22
545,000	90,834	$3.30	December 13, 2027	—	9.45
50,000	—	$2.60	March 2, 2028	1,000	9.67
200,000	16,667	$2.72	March 19, 2028	—	9.72
150,000	12,500	$2.30	March 15, 2028	48,000	9.71
635,000	—	$2.30	March 15, 2028	203,200	9.71
350,000	—	$4.19	June 18, 2028	—	9.97
6,863,488	3,974,821			$2,107,242

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2018.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

(Unaudited)

Note 6	Commitments – (Continued)

d)	Stock–based Compensation Plan – (Continued)

During the three and nine months ended June 30, 2018, the Company recognized stock-based compensation expense of $1,643,274 and $4,025,412, respectively (2017: $1,159,716 and $3,017,876, respectively) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
General and administrative	$802,591	$574,470	$1,999,633	$1,452,181
Research and development	840,683	585,246	2,025,779	1,565,695
Total share based compensation	$1,643,274	$1,159,716	$4,025,412	$3,017,876

An amount of approximately $8,597,000 in stock-based compensation is expected to be recorded over the remaining term of such options through June, 2021.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2018	2017
Risk-free interest rate	2.73%	1.98%
Expected life of options (years)	6.84	6.82
Annualized volatility	108.67%	111.67%
Dividend rate	0.00%	0.00%

Note 7	Subsequent Events

On July 6, 2018, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through Cantor Fitzgerald (the “Offering”).

Upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald may sell the Shares by methods deemed to be an “at the market offering” offering, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of the Company. The Company is not obligated to make any sales of Shares under the Sales Agreement. The Company or Cantor Fitzgerald may suspend or terminate the offering of Shares upon notice to the other party, subject to certain conditions.  Cantor Fitzgerald will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company has agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  The Company has also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. During the three and nine months ended June 30, 2018, the Company incurred $50,000 in legal and accounting fees associated with the Sales Agreement. This amount is included in deferred financing charges at June 30, 2018 and is expected to be reclassified to share capital upon issuance of shares under the Sales Agreement.

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

In March 2016, we received approval from the Ethics Committee in Australia to extend the Phase 2a clinical trial an additional 102 weeks, which had been requested by patients and their caregivers. Subsequently, in May 2018, we received approval from the Ethics Committee in Australia to further extend the Phase 2a extension trial for an additional two years. The two consecutive trial extensions have allowed participants who completed the 52-week PART B of the study to continue taking ANAVEX®2-73, providing an opportunity to gather extended safety data for a cumulative time period of five years. The trial extensions are independent of our larger Phase 2b/3 double-blind, placebo-controlled study of ANAVEX®2-73 in Alzheimer’s disease.

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

In September 2016, we presented positive preclinical data for ANAVEX®2-73 in Parkinson’s disease, which demonstrated significant improvements on all measures: behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J Fox Foundation. Additional data was announced in October 2017 from the model for experimental parkinsonism. The data presented indicates that ANAVEX®2-73 induces robust neurorestoration in experimental parkinsonism. The encouraging results we have gathered in this model, coupled with the favorable profile of this compound in the Alzheimer’s disease trial, support the notion that ANAVEX®2-73 is a promising clinical candidate drug for Parkinson’s disease. The Company is moving forward with a Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (“PDD”), which will study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The double-blind, randomized, placebo-controlled Phase 2 PDD study has been approved by the regulatory authorities in Spain (Europe), and the Company plans to initiate this clinical trial in the second half of calendar 2018.

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

Compounds that have been subjects of our research include the following:

ANAVEX®2-73

ANAVEX®2-73 may offer a disease-modifying approach in neurodegenerative and neurodevelopmental diseases by using ligands that activate sigma-1 receptors.

In Alzheimer’s disease (AD) animal models, ANAVEX®2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. In addition, ANAVEX®2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology. In a transgenic AD animal model Tg2576 ANAVEX®2-73 induced a statistically significant neuroprotective effect against the development of oxidative stress in the mouse brain, as well as significantly increased the expression of functional and synaptic plasticity markers that is apparently amyloid-beta independent. It also statistically alleviated the learning and memory deficits developed over time in the animals, regardless of sex, both in terms of spatial working memory and long-term spatial reference memory.

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

In July 2018, we presented the results of a genomic DNA and RNA evaluation of the participants in the Phase 2a study. More than 33,000 genes were analyzed using unbiased data driven machine learning, artificial intelligence (AI) system for analyzing DNA & RNA data of patients exposed to ANAVEX®2-73. The analysis identified genetic variants that impacted response to ANAVEX®2-73, among them variants related to the Sigma-1 receptor (SIGMAR1), the target for ANAVEX®2-73. Results showed that study participants without the SIGMAR1 (rs1800866) variants, which is about 80 percent of the population worldwide, demonstrated improved cognitive (MMSE) and the functional (ADCS-ADL) scores. The results from this evaluation may enable a precision medicine approach, since these signatures can now be applied to neurological indications tested in clinical studies with ANAVEX®2-73 including Alzheimer’s disease, Parkinson’s disease dementia and Rett syndrome.

ANAVEX®2-73 data presented met prerequisite information in order to progress into a Phase 2b/3 placebo-controlled study. On July 2, 2018, the Human Research Ethics Committee in Australia approved the initiation of our Phase 2b/3, double-blind, randomized, placebo-controlled 48-week safety and efficacy trial of ANAVEX®2-73 for the treatment of early Alzheimer’s disease. This Phase 2b/3 study design incorporates inclusion of genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. The Phase 2b/3 study, which is expected to enroll approximately 450 patients, randomized 1:1:1 to either two different ANAVEX®2-73 doses or placebo, is scheduled to begin in the second half of calendar 2018.

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

For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a classic animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. In July 2018 the Company received approval from the Spanish Agency for Medicinal Products and Medical Devices (AEMPS), to initiate its Phase 2, double-blind, placebo-controlled 14-week trial of the safety and efficacy of ANAVEX®2-73 for the treatment of Parkinson’s disease dementia (PDD). The Phase 2 study is scheduled to initiate enrollment of approximately 120 patients, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo, within the next few months, in up to 24 clinical study sites.

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

Patents, Trademarks and Intellectual Property

Anavex holds ownership or exclusive rights to four U.S. patents, nine U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors.  This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. A related continuation application is also pending in the U.S. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays.

With regard to ANAVEX 3-71, we own exclusive rights to two issued U.S. patents with claims respectively directed to the ANAVEX 3-71 compound and methods of treating various diseases including Alzheimer’s with the same. These patents are expected to expire in April 2030, and January 2030, respectively, absent any patent term extension for regulatory delays. We also own exclusive rights to related patents or applications that are granted or pending in Australia, Canada, China, Europe, Japan, Korea, New Zealand, Russia, and South Africa, and are expected to expire in January 2030.

We also own other patent applications directed to enantiomers, formulations and uses that may provide additional protection for one or more of our product candidates.

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

Financial Highlights

We had cash of $25.8 million at June 30, 2018, compared to $27.4 million at September 30, 2017. During the nine months ended June 30, 2018, we utilized $8.5 million in operations, compared to $6.8 million in the comparative period during fiscal 2017. During the nine months ended June 30, 2018, we received cash of $7.0 million from the issuance of shares of common stock under the Purchase Agreement by and between the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) dated October 21, 2015 (the “Purchase Agreement).

Operating expenses for the third quarter of fiscal 2018 were $4.6 million, compared to $3.7 million for the comparable quarter in fiscal 2017. The increase in operating expenses is primarily attributable to an increase in research and development expenses of $0.7 million from $2.3 million in the third quarter of fiscal 2017 to $3.0 million in the third quarter of fiscal 2018, due to a continued increase in expenses being incurred in preparation for three clinical trials scheduled to commence during the second half of calendar 2018, as well as an expanded scientific team. Our general and administrative expenses also increased by $0.2 million to $1.6 million, primarily as a result of an increase in salaries and wages associated with our expanded team.

We expect our research and development expenses will continue to increase as our planned ANAVEX®2-73 clinical studies for the treatment of Rett syndrome, Alzheimer’s disease and Parkinson’s disease commence. We continue to target potential research partners to further advance our pipeline compounds.

Net loss for the third quarter of fiscal 2018 was $2.9 million, or $0.06 per share, as compared to $3.6 million, or $0.04 per share in the comparative quarter of fiscal 2017.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception in 2004 and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Operating Expenses

Total operating expenses for the third quarter of fiscal 2018 were $4.6 million, which represents an increase of $0.9 million from the comparable quarter of fiscal 2017.

Research and development expenses for the third quarter of fiscal 2018 were $3.0 million, as compared to $2.3 million in the comparable quarter of fiscal 2017, an increase of approximately 30%. The increase was associated with expenditures incurred in preparation of our planned clinical studies for ANAVEX®2-73. Of the $3.0 million, approximately $1.0 million was spent on preparatory activities for these clinical trials during the quarter and $0.1 million was spent on the ANAVEX®2-73 extension study for Alzheimer’s. Additionally, of the $3.0 million, approximately $0.4 million was spent on preclinical activities for ANAVEX®3-71 and ANAVEX®2-73. The remainder of research and development activities were associated with personnel and consulting costs.

There was also an increase in general and administrative expenses of approximately $0.2 million, primarily related to an increase in staffing and personnel costs incurred as a result of our expanded team and associated long-term incentive compensation. Other general and administrative expenditures for the third quarter also included an increase in insurance costs as a result of increased plan premiums.

Other income

The net amount of other income for the third quarter of fiscal 2018 was $1.8 million as compared to $0.1 million for the comparable quarter of fiscal 2017. The main reason for this increase in other income is a result of a timing difference with respect to the receipt of the research and development incentive income from the Australian tax office. The Company participates, through its subsidiary in Australia, in the Australian government’s research and development incentive program, which provides a refundable tax offset to eligible companies that engage in research and development activities in Australia. During the third fiscal quarter, we received $1.6 million in this research and development incentive income.

During the quarter we also received $74,528 in grant income from the Rett foundation, to be utilized towards our planned Phase 2a clinical trial for Rett syndrome, which is currently in preparation. In the comparative period, grant income included the recognition of a grant from the Michael J. Fox Foundation, which was utilized for a preclinical study.

Nine months ended June 30, 2018 compared to nine months ended June 30, 2017

Operating Expenses

Total operating expenses for the nine months ended June 30, 2018 were $13.4 million, which represents an increase of approximately $3.0 million from the comparable period during fiscal 2017.

Research and development expenses for the period in fiscal 2018 were $8.9 million, as compared to $6.8 million in the comparable period of fiscal 2017, an increase of approximately 31%. The increase was associated with expenditures incurred in preparation of our planned clinical studies for ANAVEX®2-73. Of the $8.9 million, approximately $2.9 million was spent on preparatory activities for these clinical trials during the quarter and $0.3 million was spent on the ANAVEX®2-73 extension study for Alzheimer’s. Additionally, of the $8.9 million, approximately $2.0 million was spent on preclinical activities for ANAVEX®3-71, ANAVEX®2-73, as well as other pipeline compounds. The remainder of research and development activities were associated with personnel and consulting costs.

There was also an increase in general and administrative expenses of approximately $0.9 million, primarily related to an increase in staffing and personnel costs of approximately $0.9 million incurred as a result of our expanded team and associated long-term incentive compensation. Other general and administrative increases included an increase in insurance costs as a result of increased plan premiums.

Other income

The net amount of other income for the nine months ended June 30, 2018 was $1.8 million as compared to $2.2 million for the comparable period of fiscal 2017. The main reason for this decrease in other income is due to a decrease in the research and development incentive income from the Australian tax office. This was a result of a change in year ends of our Australian subsidiary during fiscal 2017, which resulted in a longer claim period in the comparable period with respect to the research and development claim.

Liquidity and Capital Resources

Working Capital

	June 30, 2018	September 30, 2017
Current Assets	$26,742,297	$27,785,933
Current Liabilities	3,209,070	3,584,334
Working Capital	$23,533,227	$24,201,599

At June 30, 2018, we had $25.8 million in cash and cash equivalents, a decrease of $1.6 million from September 30, 2017. The principal reason for this decrease is due to an increase in cash utilized in operations to $8.5 million for the nine months ended June 30, 2018, offset by cash received of $7.0 million from the issuance of shares of common stock issued under the Purchase Agreement.

Cash Flows

	Nine months ended June 30,
	2018	2017
Net cash flows used in operating activities	$(8,529,234)	$(6,825,348)
Net cash flows from financing activities	6,916,569	22,431,958
Increase (decrease) in cash and cash equivalents during the period	$(1,612,665)	$15,606,610

Cash flow used in operating activities

Net cash used in operating activities for the nine months ended June 30, 2018 was $8.5 million, compared to $6.8 million during the comparable period during fiscal 2017. The principal reason for this increase in net cash used from operating activities in the current period is due to the increase in operating expenses, as described above.

Cash flow provided by financing activities

Cash provided by financing activities for the nine months ended June 30, 2018 was $6.9.lm vgb \
85 million, attributable to cash received from the issuance of common shares at various market prices under the Purchase Agreement.

Cash provided by financing activities for the nine months ended June 30, 2017 was $22.4 million, attributable to cash received from the issuance of common shares at various market prices under the Purchase Agreement.

Other Financing

Sales Agreement

On July 6, 2018, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which we may offer and sell shares of our common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through Cantor Fitzgerald (the “Offering”).

Upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Capital Market (“Nasdaq”), on any other existing trading market for the our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of the Company.

We are not obligated to make any sales of shares under the Sales Agreement. We or Cantor Fitzgerald may suspend or terminate the offering of shares upon notice to the other party, subject to certain conditions.  Cantor Fitzgerald will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We have agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the shares pursuant to the Sales Agreement.

Purchase Agreement

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

Other than our rights related to the above financings, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our research and development activities or perhaps even cease the operation of our business.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018, excluding amounts related to uncertain tax positions, funding commitments, contingent development, and regulatory and commercial milestone payments:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$102,695	$68,463	$34,232	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$102,695	$68,463	$34,232	—	—

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully review and consider the risk factors discussed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on December 11, 2017. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in herein and in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. Except as provided below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A – Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Risks Related to our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates that we may pursue may be impaired.

Our success depends in large part on our ability to obtain and maintain protection of our intellectual property, particularly patents, in the United States and other countries with respect to our product candidates and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates or by in-licensing intellectual property. U.S. patents related to ANAVEX®2-73 are directed to a dosage form comprising certain doses of ANAVEX®2-73 and donepezil, and the coverage is limited to the United States only. We may not be able to obtain patent protection for ANAVEX®2-73 as a single drug or in other jurisdictions.

Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing on third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

We hold ownership or exclusive rights to four issued U.S. patents, nine U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs. Neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We are party to an exclusive license agreement with Life Science Research Israel Ltd., with respect to certain in-licensed intellectual property related to our ANAVEX®3-71 product candidate, and we may need to obtain additional licenses from others in the future. Our license agreement with Life Science Research Israel Ltd. imposes, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of ANAVEX®3-71 or other product candidates covered by any such future licenses. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our success will also depend in part on our ability to commercialize our compounds without infringing the proprietary rights of others. We have not conducted extensive freedom of use patent searches and no assurance can be given that patents do not exist or could be issued which would have an adverse effect on our ability to market our technology or maintain our competitive position with respect to our technology. If our compounds or other subject matter are claimed under other United States patents or other international patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be successful in a challenge or be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to succeed in a challenge, develop a commercially viable alternative or obtain needed licenses could be materially adverse. Adverse consequences include delays in marketing some or all of our potential drug compounds based on our drug technology or the inability to proceed with the development, manufacture or sale of potential drug compounds requiring such licenses. If we defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease the research and development of our technology.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize ANAVEX®2-73 or our other product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Additionally, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

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

We seek to protect our confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Although we are not currently involved in any litigation, we may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or other intellectual property. Although we are not currently involved in any litigation, if we were to initiate legal proceedings against a third party to enforce a patent covering ANAVEX®2-73 or our other product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring ANAVEX®2-73 or our other product candidates to market.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
Date: August 9, 2018

/s/Sandra Boenisch
Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 9, 2018