Form 10-K
period 2018-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2018-12-12
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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
Yes ☐ No☒

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
Large accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐	Emerging growth company ☐
Accelerated filer ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $114,432,887 based on a price of $2.71 per share, being the closing price of the registrant’s common stock on March 31, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 46,586,162 issued and outstanding as of December 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “could,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	our ability to generate any revenue or to continue as a going concern;

●	our ability to successfully conduct clinical and preclinical trials for our product candidates;

●	our ability to raise additional capital on favorable terms;

●	our ability to execute our development plan on time and on budget;

●	our products ability to demonstrate efficacy or an acceptable safety profile;

●	our ability to obtain the support of qualified scientific collaborators;

●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;

●	our ability to identify and obtain additional product candidates;

●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;

●	our ability to comply with our intellectual property licensing agreements;

●	our ability to defend against claims of intellectual property infringement;

●	competition;

●	the anticipated start dates, durations and completion dates of our ongoing and future clinical studies;

●	the anticipated designs of our future clinical studies;

●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates; and

●	our anticipated future cash position.

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

iii

PART I

ITEM 1. BUSINESS

Overview and Strategy

Anavex Life Sciences Corp. is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics by applying precision medicine to central nervous system (“CNS”) diseases with high unmet need. Anavex analyzes genomic data from clinical studies to identify biomarkers, which select patients that will receive the therapeutic benefit for the treatment of neurodegenerative and neurodevelopmental diseases.

Our lead compound, ANAVEX®2-73, is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a rare severe neurological monogenic disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”).

Our total portfolio currently consists of five programs. To prioritize the allocation of our resources, we designate certain programs as core programs and others as seed programs, and we currently have two core programs and three seed programs. Our core programs are at various stages of clinical and preclinical development, in neurodegenerative and neurodevelopmental diseases.

The following table summarizes key information about our programs:

Anavex has a portfolio of compounds varying in sigma-1 receptor (S1R) binding activities. The SIGMAR1 gene encodes the S1R protein, which is an intracellular chaperone protein with important roles in cellular communication. S1R is also involved in transcriptional regulation at the nuclear envelope and restores homeostasis and stimulates recovery of cell function when activated. In order to validate the ability of our compounds to activate quantitatively the S1R, we performed in collaboration with Stanford University a quantitative Positron Emission Tomography (PET) imaging scan in mice, which demonstrated a dose-dependent ANAVEX®2-73 target engagement or receptor occupancy (RO) with S1R in the brain.

Cellular Homeostasis

Many diseases are possibly directly caused by chronic homeostatic imbalances or cellular stress of brain cells. In pediatric diseases like Rett syndrome or infantile spasms, the chronic cellular stress is possibly caused by the presence of a constant genetic mutation. In neurodegenerative diseases, such as Alzheimer’s and Parkinson’s diseases, chronic cellular stress is possibly caused by age-correlated buildup of cellular insult and hence chronic cellular stress. Specifically, defects in homeostasis of protein or ribonucleic acid (“RNA”) lead to the death of neurons and dysfunction of the nervous system. The spreading of protein aggregates resulting in a proteinopathy, a characteristic finding in Alzheimer’s and Parkinson’s diseases that results from disorders of protein synthesis, trafficking, folding, processing or degradation in cells. The clearance of macromolecules in the brain is particularly susceptible to imbalances that result in aggregation and degeneration in nerve cells. For example, Alzheimer’s disease pathology is characterized by the presence of amyloid plaques, neurofibrillary tangles, which are aggregates of hyperphosphorylated Tau protein that are a marker of other diseases known as tauopathies as well as inflammation of microglia. With the SIGMAR1 activation through SIGMAR1 agonists like ANAVEX®2-73, our approach is to restore cellular balance, i.e. homeostasis. Therapies that correct defects in cellular homeostasis might have the potential to halt or delay neurodevelopmental and neurodegenerative disease progression.

ANAVEX®2-73-specific Biomarkers

A full genomic analysis of Alzheimer’s disease (AD) patients treated with ANAVEX®2-73 resulted in the identification of actionable genetic variants. A significant impact of the genomic biomarkers SIGMAR1, the direct target of ANAVEX®2-73 and COMT, a gene involved in memory function, on the drug response level was identified, leading to an early ANAVEX®2-73-specific biomarker hypothesis. It is expected that excluding patients with these two identified biomarker variants (approximately 10%-20% of the population) in prospective studies would identify approximately 80%-90% patients that would display clinically significant improved functional and cognitive scores. The consistency between the identified DNA and RNA data related to ANAVEX®2-73, which are considered independent of AD pathology, as well as multiple endpoints and time-points, provides support for precision medicine clinical development of ANAVEX®2-73 by using genetic biomarkers identified within the study population itself to target patients who are most likely to respond to ANAVEX®2-73 treatment in AD as well as indications like Parkinson’s disease dementia (PDD) or Rett syndrome (RTT) in which ANAVEX®2-73 is currently studied or planned to be studied.

Clinical Studies Overview

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

In March 2016, we received approval from the Ethics Committee in Australia to extend the Phase 2a clinical trial by an additional 108 weeks, which had been requested by patients and their caregivers. Subsequently, in May 2018, we received approval from the Ethics Committee in Australia to further extend the Phase 2a extension trial for an additional two years. The two consecutive trial extensions have allowed participants who completed the 52-week PART B of the study to continue taking ANAVEX®2-73, providing an opportunity to gather extended safety data for a cumulative time period of five years.

In October 2018, we presented new long-term clinical data for ANAVEX®2-73 in a presentation at the 2018 Clinical Trials on Alzheimer’s Disease (CTAD) Meeting. At 148 weeks into the five-year extended Phase 2a clinical study, data confirmed a significant association between ANAVEX®2-73 concentration and both exploratory functional and cognitive endpoints as measured by the Alzheimer’s Disease Cooperative Study-Activities of Daily Living (ADCS-ADL) evaluation and the Mini Mental State Examination (MMSE), respectively. The cohort of patients treated with higher ANAVEX®2-73 concentration maintained ADCS-ADL performance compared to the lower concentration cohort (p<0.0001). As well, the patient cohort with the higher ANAVEX®2-73 concentration performed better at MMSE compared to the lower concentration cohort (p<0.0008). A significant impact on the drug response levels of both the SIGMAR1 (p<0.0080) and COMT (p<0.0014) genomic biomarkers, identified and specified at week 57, was also confirmed over the 148-week period. Further, ANAVEX®2-73 demonstrated continued favorable safety and tolerability through 148 weeks.

A larger Phase 2b/3 double-blind, placebo-controlled study of ANAVEX®2-73 in Alzheimer’s disease commenced in October 2018, which is independent of the ongoing Phase 2a extension study. The Phase 2b/3 study will enroll approximately 450 patients for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial is currently taking place in Australia; however, North American sites may also be added. The ANAVEX®2-73 Phase 2b/3 study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. Primary and secondary endpoints will assess safety and both cognitive and functional efficacy, measured through Alzheimer’s Disease Assessment Scale – Cognition (ADAS-Cog), ADCS-ADL and Clinical Dementia Rating – Sum of Boxes for cognition and function (CDR-SB).

In February 2016, we presented positive preclinical data for ANAVEX®2-73 in Rett syndrome, a rare neurodevelopmental disease. The study was funded by the International Rett Syndrome Foundation (“Rettsyndrome.org”). In January 2017, we were awarded a financial grant from Rettsyndrome.org of a minimum of $0.6 million to cover some of the costs of a multicenter Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. This award is being received in quarterly instalments which commenced during fiscal 2018. Further, in October 2018, the Company received confirmation from the FDA that its investigational new drug (IND) application is now open for a Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. The Phase 2 study is a randomized double-blind, placebo-controlled safety, tolerability, pharmacokinetic and efficacy study of oral liquid ANAVEX®2-73 formulation to treat Rett syndrome. Pharmacokinetic and dose findings will be investigated in a total of 15 patients over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol. This study will be followed by a planned placebo-controlled safety and efficacy evaluation of ANAVEX®2-73 over a 3-month treatment period. Primary and secondary endpoints include safety as well as Rett syndrome conditions such as cognitive impairment, motor impairment, behavioral symptoms and seizure activity. The ANAVEX®2-73 Phase 2 Rett syndrome study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a Alzheimer’s disease study.

In September 2016, we presented positive preclinical data for ANAVEX®2-73 in Parkinson’s disease, which demonstrated significant improvements on all measures: behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J. Fox Foundation. Additional data was announced in October 2017 from the model for experimental parkinsonism. The data presented indicates that ANAVEX®2-73 induces robust neurorestoration in experimental parkinsonism. The encouraging results we have gathered in this model, coupled with the favorable profile of this compound in the Alzheimer’s disease trial, support the notion that ANAVEX®2-73 is a promising clinical candidate drug for Parkinson’s disease.

The Company initiated in October 2018 in Spain, Europe a double-blind, randomized, placebo-controlled Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (PDD), which will study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The Phase 2 study will enroll approximately 120 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The ANAVEX®2-73 Phase 2 PDD study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study.

Our Pipeline

Our research and development pipeline includes ANAVEX®2-73 currently in three different clinical studies, and several compounds in different stages of pre-clinical study.

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

Compounds that have been subjects of our research include the following:

ANAVEX®2-73

ANAVEX®2-73 may offer a disease-modifying approach in neurodegenerative and neurodevelopmental diseases by activation of sigma-1 receptors.

In Rett syndrome, administration of ANAVEX®2-73 resulted in both significant and dose related improvements in an array of behavioral paradigms in the MECP2 HET Rett syndrome disease model. In addition, in a further experiment sponsored by Rettsyndrome.org, ANAVEX®2-73 was evaluated in automatic visual response and respiration tests in 7-month old mice, an age at which advanced pathology is evident. Vehicle-treated MECP2 mice demonstrated fewer automatic visual responses than wild-type mice. Treatment with ANAVEX®2-73 for four weeks significantly increased the automatic visual response in the MECP2 Rett syndrome disease mouse. Additionally, chronic oral dosing daily for 6.5 weeks of ANAVEX®2-73 starting at ~5.5 weeks of age was conducted in the MECP2 HET Rett syndrome disease mouse model assessed the different aspects of muscular coordination, balance, motor learning and muscular strengths, some of the core deficits observed in Rett syndrome. Administration of ANAVEX®2-73 resulted in both significant and dose related improvements in an array of these behavioral paradigms in the MECP2 HET Rett syndrome disease model.

In October 2018, the Company received confirmation from the FDA that its IND application is now open for a Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome.

In May 2016 and June 2016, the FDA granted Orphan Drug Designation to ANAVEX®2-73 for the treatment of Rett syndrome and infantile spasms, respectively.

For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a disease modifying animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. In July 2018 the Company received approval from the Spanish Agency for Medicinal Products and Medical Devices (AEMPS), to initiate its Phase 2, double-blind, placebo-controlled 14-week trial of the safety and efficacy of ANAVEX®2-73 for the treatment of Parkinson’s disease dementia. The Phase 2 study commenced in October 2018 and will involve approximately 120 patients, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo, in up to 24 clinical study sites.

In Alzheimer’s disease (AD) animal models, ANAVEX®2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. In addition, ANAVEX®2-73 has shown a potential dual mechanism which may impact both amyloid and tau pathology. In a transgenic AD animal model Tg2576, ANAVEX®2-73 induced a statistically significant neuroprotective effect against the development of oxidative stress in the mouse brain, as well as significantly increased the expression of functional and synaptic plasticity markers that is apparently amyloid-beta independent. It also statistically alleviated the learning and memory deficits developed over time in the animals, regardless of sex, both in terms of spatial working memory and long-term spatial reference memory.

Based on the results of pre-clinical testing, we initiated and completed a Phase 1 single ascending dose (SAD) clinical trial of ANAVEX®2-73. In this Phase 1 SAD trial, the maximum tolerated single dose was defined per protocol as 55-60 mg. This dose is above the equivalent dose shown to have positive effects in mouse models of AD. There were no significant changes in laboratory or electrocardiogram (ECG) parameters. ANAVEX®2-73 was well tolerated below the 55-60 mg dose with only mild adverse events in some subjects. Observed adverse events at doses above the maximum tolerated single dose included headache and dizziness, which were moderate in severity and reversible. These side effects are often seen with drugs that target CNS conditions, including AD.

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

In October 2017, we presented positive PK and PD data from the Phase 2a study, which established a concentration-effect relationship between ANAVEX®2-73 and study measurements. These measures, obtained from all patients who participated in the entire 57 weeks, include exploratory cognitive and functional scores as well as biomarker signals of brain activity. Additionally, the study appears to show that ANAVEX®2-73 activity is enhanced by its active metabolite (ANAVEX19-144), which also targets the sigma-1 receptor and has a half-life approximately twice as long as the parent molecule.

Pre-specified exploratory analyses included the cognitive (MMSE) and the functional (ADCS-ADL) changes from baseline. A continued stabilization of both cognitive and functional measures in patients treated with ANAVEX®2-73 was observed. This correlation was positive within all measured scores (MMSE, ADCS-ADL, Cogstate, HAM-D and EEG/ERP).

In July 2018, we presented the results of a genomic DNA and RNA evaluation of the participants in the Phase 2a study. More than 33,000 genes were analyzed using unbiased, data driven, machine learning, artificial intelligence (AI) system for analyzing DNA & RNA data in patients exposed to ANAVEX®2-73. The analysis identified genetic variants that impacted response to ANAVEX®2-73, among them variants related to the Sigma-1 receptor (SIGMAR1), the target for ANAVEX®2-73. Results showed that study participants without the SIGMAR1 (rs1800866) variants, which is about 80 percent of the population worldwide, demonstrated improved cognitive (MMSE) and the functional (ADCS-ADL) scores. The results from this evaluation may enable a precision medicine approach, since these signatures can now be applied to neurological indications tested in clinical studies with ANAVEX®2-73 including Alzheimer’s disease, Parkinson’s disease dementia and Rett syndrome.

ANAVEX®2-73 data presented met prerequisite information in order to progress into a Phase 2b/3 placebo-controlled study. On July 2, 2018, the Human Research Ethics Committee in Australia approved the initiation of our Phase 2b/3, double-blind, randomized, placebo-controlled 48-week safety and efficacy trial of ANAVEX®2-73 for the treatment of early Alzheimer’s disease. This Phase 2b/3 study design incorporates inclusion of genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. The Phase 2b/3 study, which is expected to enroll approximately 450 patients, randomized 1:1:1 to either two different ANAVEX®2-73 doses or placebo, commenced in October 2018.

Preclinical data also validates ANAVEX®2-73 as a prospective platform drug for other neurodegenerative diseases beyond Alzheimer’s disease, Parkinson’s disease or Rett syndrome, more specifically, epilepsy, infantile spasms, Fragile X syndrome, Angelman syndrome, multiple sclerosis and, more recently, tuberous sclerosis complex (TSC). ANAVEX®2-73 demonstrated significant improvements in all of these indications in the respective preclinical animal models.

In a study sponsored by the Foundation for Angelman Syndrome, ANAVEX®2-73 was assessed in a mouse model for the development of audiogenic seizures. The results indicated that ANAVEX®2-73 administration significantly reduced audiogenic-induced seizures. In a study sponsored by FRAXA Research Foundation regarding Fragile X syndrome, data demonstrated that ANAVEX®2-73 restored hippocampal brain-derived neurotrophic factor (BDNF) expression to normal levels. BDNF under-expression has been observed in many neurodevelopmental and neurodegenerative pathologies. BDNF signaling promotes maturation of both excitatory and inhibitory synapses. ANAVEX®2-73 normalization of BDNF expression could be a contributing factor for the positive data observed in both neurodevelopmental and neurodegenerative disorders like Angelman and Fragile X syndromes.

Preclinical data presented also indicates that ANAVEX®2-73 demonstrates protective effects of mitochondrial enzyme complexes during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases.

Preclinical data on ANAVEX®2-73 related to multiple sclerosis indicates that ANAVEX®2-73 may promote remyelination in multiple sclerosis disease. Further, data also demonstrates that ANAVEX®2-73 provides protection for oligodendrocytes (“OL’s”) and oligodendrocyte precursor cells (“OPC’s”), as well as central nervous system neurons in addition to helping repair by increasing OPC proliferation and maturation in tissue culture.

In March 2018, we presented preclinical data of ANAVEX®2-73 in a genetic mouse model of tuberous sclerosis complex (“TSC”). TSC is a rare genetic disorder characterized by the growth of numerous benign tumors in many parts of the body with a high incidence of seizures. The new preclinical data demonstrates that treatment with ANAVEX®2-73 significantly increases survival and reduces seizures.

ANAVEX®3-71

ANAVEX®3-71 is a preclinical drug candidate with a novel mechanism of action via sigma-1 receptor activation and M1 muscarinic allosteric modulation, which has been shown to enhance neuroprotection and cognition in Alzheimer’s disease models. ANAVEX®3-71 is a CNS-penetrable mono-therapy that bridges treatment of both cognitive impairments with disease modifications. It is highly effective in very small doses against the major Alzheimer’s hallmarks in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, and also has beneficial effects on inflammation and mitochondrial dysfunctions. ANAVEX®3-71 indicates extensive therapeutic advantages in Alzheimer’s and other protein-aggregation-related diseases given its ability to enhance neuroprotection and cognition via sigma-1 receptor activation and M1 muscarinic allosteric modulation.

A preclinical study examined the response of ANAVEX®3-71 in aged transgenic animal models and showed a significant reduction in the rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX 3-71. In April 2016, the FDA granted Orphan Drug Designation to ANAVEX®3-71 for the treatment of Frontotemporal dementia (FTD).

During pathological conditions ANAVEX®3-71 demonstrated the formation of new synapses between neurons (synaptogenesis) without causing an abnormal increase in the number of astrocytes. In neurodegenerative diseases such as Alzheimer’s and Parkinson’s disease, synaptogenesis is believed to be impaired. Additional preclinical data presented also indicates that in addition to reducing oxidative stress, ANAVEX®3-71 demonstrates protective effects of mitochondrial enzyme complexes during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases.

ANAVEX®1-41

ANAVEX®1-41 is a sigma-1 agonist. Pre-clinical tests revealed significant neuroprotective benefits (i.e., protects nerve cells from degeneration or death) through the modulation of endoplasmic reticulum, mitochondrial and oxidative stress, which damages and impairs cell viability. In addition, in animal models, ANAVEX®1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action.

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

ANAVEX®1037

ANAVEX®1037 is designed for the treatment of prostate and pancreatic cancer. It is a low molecular weight, synthetic compound exhibiting high affinity for sigma-1 receptors at nanomolar levels and moderate affinity for sigma-2 receptors and sodium channels at micromolar levels. In advanced pre-clinical studies, this compound revealed antitumor potential. It has also been shown to selectively kill human cancer cells without affecting normal/healthy cells and also to significantly suppress tumor growth in immune-deficient mice models. Scientific publications highlight the possibility that these ligands may stop tumor growth and induce selective cell death in various tumor cell lines. Sigma receptors are highly expressed in different tumor cell types. Binding by appropriate sigma-1 and/or sigma-2 ligands can induce selective apoptosis. In addition, through tumor cell membrane reorganization and interactions with ion channels, our drug candidates may play an important role in inhibiting the processes of metastasis (spreading of cancer cells from the original site to other parts of the body), angiogenesis (the formation of new blood vessels) and tumor cell proliferation.

We continue to identify and initiate discussions with potential strategic and commercial partners to most effectively advance our programs and realize maximum shareholder value. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2018, an estimated 5.5 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, about a 29 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is set to expand from $2.1 billion in 2014 to $3.2 billion by 2021, according to business intelligence provider GBI Research.

●	Rett syndrome - Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

●	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. GBI Research estimates that the epilepsy market will increase to $4.5 billion by 2019.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $13.5 billion in 2024 according to Datamonitor Healthcare.

●	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 55,000 new cases of pancreatic cancer will be diagnosed this year and approximately 44,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries will increase to $2.9 billion by 2021.

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

With regard to ANAVEX®3-71, we own exclusive rights to two issued U.S. patents with claims respectively directed to the ANAVEX®3-71 compound and methods of treating various diseases including Alzheimer’s with the same. These patents are expected to expire in April 2030, and January 2030, respectively, absent any patent term extension for regulatory delays. We also own exclusive rights to related patents or applications that are granted or pending in Australia, Canada, China, Europe, Japan, Korea, New Zealand, Russia, and South Africa, and are expected to expire in January 2030.

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

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

●	non-clinical laboratory tests, non-clinical studies in animals, formulation studies and the submission to the FDA of an IND;

●	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;

●	the submission of a new drug application, or NDA, or biologic license application, or BLA, to the FDA; and

●	FDA review and approval of the New Drug Application (NDA) or biologics license application (BLA).

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

Research and Development Expenses

Historically, a significant portion of our operating expenses has related to research and development. See our Consolidated Financial Statements contained elsewhere in this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2018, 2017 and 2016.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions.

Employees

We currently have thirteen full-time employees, and we retain several independent contractors on an as-needed basis. We believe that we have good relations with our employees.

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

Since inception on January 23, 2004 through September 30, 2018, we have an accumulated deficit of $108,931,967. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

If our competitors succeed in developing products and technologies faster or that are more effective or with a better profile than our own, or if scientific developments change our understanding of the potential scope and utility of our potential products, then our technologies and future products may be rendered undesirable or obsolete.

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. We currently have one drug compound in clinical trials, however, when any of our products enter clinical trials or become marketed products, they could potentially harm people or allegedly harm people possibly subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance, which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, causing our business to suffer.

If we are unable to safeguard against security breaches with respect to our information systems, our business may be adversely affected.

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

On October 21, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $50 million of our common stock. Concurrently with the execution of the Purchase Agreement, we agreed to issue 179,598 shares of our common stock to Lincoln Park as a commitment fee and shall issue up to 89,799 shares pro rata, when and if, Lincoln Park purchases at our discretion the $50 million aggregate commitment. The purchase shares sold pursuant to the Purchase Agreement are sold by us to Lincoln Park at our discretion from time to time over a 36-month period. The purchase price for shares that we may sell to Lincoln Park under the Purchase Agreement fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

Future sales of our common stock may cause our share price to fall.

On July 6, 2018, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. to offer shares of our common stock from time to time through “at-the-market” offerings, pursuant to which we offer and sell shares of our common stock for an aggregate offering price of up to $50 million. To date, no offerings have occurred under this agreement. We are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in an increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

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

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights under our collaborative development relationships;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●	the priority of invention of patented technology.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. We maintain several offices of which the office at 7th Floor, 51 West 52nd Street, New York, NY, USA is our main office. Our lease costs are approximately $12,500 per month. We believe our offices are suitable and adequate to operate our business now as they provide us with sufficient space to conduct our operations. We fully utilize our current premises.

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

The following table contains information about the range of high and low sale prices for our common stock over the fiscal quarters for the last two fiscal years as quoted on NASDAQ. Investors should not rely on historical prices of our common stock as an indication of future price performance. On December 12, 2018, the closing price of our common stock as reported by NASDAQ was $2.12 per share.

Quarter Ended	High	Low
September 30, 2018	$3.96	$2.23
June 30, 2018	$4.35	$1.85
March 31, 2018	$3.50	$2.25
December 31, 2017	$5.15	$3.01
September 30, 2017	$5.57	$3.33
June 30, 2017	$6.49	$5.10
March 31, 2017	$6.64	$3.95
December 31, 2016	$4.88	$2.76

Transfer Agent

Shares of our common stock are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of December 12, 2018, there were approximately 56 holders of record and 46,586,162 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2018:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,146,500	4.52	890,720
Equity compensation plans not approved by security holders	—	—	—
Total	5,146,500	4.52	890,720

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Repurchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

	For the Years ended September 30,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Results of operations
Revenue	—	—	—	—	—
Total Operating Expenses	(19,334)	(15,680)	(15,589)	(7,109)	(2,969)
Other income (expenses), net	1,953	2,280	882	(4,999)	(8,399)
Net loss before provision for income taxes	(17,381)	(13,401)	(14,707)	(12,108)	(11,368)
Income tax benefit (expense)	(73)	(60)	(30)	—	1,400
Net loss and comprehensive loss	(17,454)	(13,460)	(14,737)	(12,108)	(9,968)
Loss per share, basic	$(0.39)	$(0.33)	$(0.42)	$(0.65)	$(1.02)
Loss per share, diluted	$(0.39)	$(0.33)	$(0.42)	$(0.65)	$(1.02)
Weighted average number of shares outstanding	44,656	40,841	35,153	18,585	9,805

Financial Condition
Cash and cash equivalents	22,931	27,440	9,187	15,291	7,262
Total assets	24,376	27,838	9,499	15,470	7,354
Long term debt	—	—	—	—	5,720
Shareholders’ equity	20,492	24,254	6,308	12,809	193

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2018, included elsewhere in this Annual Report on Form 10-K.

Financial Highlights

During fiscal 2018, we utilized $12.6 million to fund our operations, compared to $9.0 million during fiscal 2017. During fiscal 2018, we received cash of $8.2 million from the issuance of shares of common stock under the Purchase Agreement by and between the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) dated October 21, 2015 (the “Purchase Agreement). As a result, our net cash position decreased by $4.5 million during fiscal 2018.

Operating expenses for fiscal 2018 were $19.3 million, compared to $15.7 million in fiscal 2017. Of this total, $5.5 million was attributable to non-cash stock option compensation charges, as compared to $4.1 million for fiscal 2017. The increase in operating expenses was also attributable to an increase in research and development expenses of $2.6 million in 2018, from $10.7 million in fiscal 2017 to $13.3 million in fiscal 2018. This increase was due to an increase in expenses incurred in preparation for three clinical trials, two of which commenced in October 2018, including expanding our scientific team. Our general and administrative expenses also increased by $1.0 million in fiscal 2018 to $6.0 million, primarily as a result of stock-based compensation charges associated with an increase in salaries and wages associated with our expanded team.

We expect our research and development expenses will continue to increase as our ANAVEX®2-73 clinical studies for the treatment of Rett syndrome, Alzheimer’s disease and Parkinson’s disease continue to progress. We will continue to target potential research partners to further advance our pipeline compounds.

Net loss for fiscal 2018 was $17.5 million, or $0.39 per share, as compared to $13.5 million, or $0.33 per share in fiscal 2017.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception in 2004 and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Year ended September 30, 2018 compared to year ended September 30, 2017

Operating Expenses

Total operating expenses for the year ended September 30, 2018 were $19.3 million, which was an increase of approximately $3.6 million from fiscal 2017.

Research and development expenses for fiscal 2018 were $13.3 million, as compared to $10.7 million fiscal 2017, an increase of approximately 25%. The increase was associated with expenditures incurred in preparation of our clinical studies for ANAVEX®2-73, two of which commenced in October 2018. Of the $13.3 million spent on research and development, approximately $5.0 million was spent on manufacturing and preparatory activities for these clinical trials. Additionally, of the $13.3 million, approximately $2.7 million was spent on preclinical activities for ANAVEX®3-71, ANAVEX®2-73, and other pipeline compounds. The remainder of research and development activities were associated with ANAVEX®2-73 Phase 2a extension study, personnel, advisory and consulting costs.

There was also an increase in general and administrative expenses of approximately $1.0 million, primarily related to stock-based compensation charges associated with an increase in staffing and personnel as a result of our expanded team and associated long-term incentive compensation. Other general and administrative increases included an increase in insurance costs as a result of increased plan premiums.

Other income

The net amount of other income for the year ended September 30, 2018 was $2.0 million as compared to $2.3 million for the comparable period of fiscal 2017. During fiscal 2018, we received $1.6 million in the research and development incentive income from the Australian tax office, as compared to $2.0 million during fiscal 2017. In addition, we received $0.15 million in connection with a financial grant of $0.6 million from the Rettsyndrome.org foundation, which was awarded to cover some of the costs of the Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. In addition, we had interest income of $0.26 million during fiscal 2018, as compared to $0.09 million during fiscal 2017.

At September 30, 2018, we had cash and cash equivalents of approximately $22.9 million, compared to approximately $27.4 million at September 30, 2017. The decrease in cash is primarily a result of an increase in operating expenditures, attributable to the planning or commencement of three clinical trials during 2018.

Net loss for fiscal 2018 was $17.5 million, or $0.39 per share, compared to a net loss of approximately $13.5 million, or $0.33 per share for fiscal 2017.

Year ended September 30, 2017 compared to year ended September 30, 2016

Operating Expenses

Our operating expenses for fiscal 2017 were approximately $15.7 million, which was an increase of $0.1 million as compared to fiscal 2016.

In fiscal 2017, our general and administrative expenses decreased by $3.3 million, or 39.9% compared to fiscal 2016 This decrease was mainly attributable to a decrease in one-time compensation related charges, including share-based compensation charges, as well as a decrease in legal fees. The decrease in legal fees was a result of financing and reporting activities in fiscal 2016.

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

Salaries and wages, excluding share-based compensation, decreased by $2.6 million, or 58%, in fiscal 2017 as a result of one-time charges incurred in fiscal 2016 associated with the vesting of restricted stock awards. We continue to expand our team with the addition of scientific staff and support staff. We incurred non-cash stock-based compensation charges of $4.1 million, compared to $5.1 million during fiscal 2016, associated with the vesting of stock options to management, employees and consultants, as part of long-term compensation packages.

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

Liquidity and Capital Resources

Working Capital

	2018	2017
Current Assets	$24,323,740	$27,785,933
Current Liabilities	3,884,626	3,584,334
Working Capital	$20,439,114	$24,201,599

As of September 30, 2018, we had $22.9 million in cash and cash equivalents, a decrease of $4.5 million, from $27.4 million at September 30, 2017. The principal reason for this decrease is an increase in operating expenditures incurred in preparation of our planned clinical studies for ANAVEX®2-73.

We intend to use the majority of our capital resources to complete the recently commenced clinical trials for ANAVEX®2-73, and to perform work necessary to prepare for further clinical development.

Cash Flows

	2018	2017	2016

Cash flows used in operating activities	$(12,582,406)	$(9,017,231)	$(9,236,823)
Cash flows provided by financing activities	8,072,787	27,270,674	3,132,661
Increase (decrease) in cash	$(4,509,619)	$18,253,443	$(6,104,162)

Cash flow used in operating activities

There was an increase in cash used in operating activities of $3.6 million during fiscal 2018 as a result of an increase in operating expenditures, which is more fully described above, combined with an increase in prepaid research and development expenditures in association with the commencement of our clinical trials subsequent to the end of our fiscal year.

There was a small decrease in cash used in operating activities of $0.2 million during fiscal 2017 as compared to fiscal 2016. This decrease is primarily due to the increase in other income received during fiscal 2017, as described above.

Cash flow provided by financing activities

Cash provided by financing activities for fiscal 2018 and 2017 were related to cash received from the issuance of common shares under the Purchase Agreement with Lincoln Park. During fiscal 2018, we issued 2.4 million shares for gross proceeds of $8.2 million. During fiscal 2017, we issued 7.1 million shares for gross proceeds of $27.3 million.

During fiscal 2016, cash flows from financing activities also related to the exercise of outstanding share purchase warrants.

Other Financings

Controlled Equity Offering Sales Agreement

On July 6, 2018, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through Cantor Fitzgerald (the “At-the-Market Offering”).

Upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald may sell shares of common stock by methods deemed to be an “at the market offering” offering, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of the Company. The Company is not obligated to make any sales of shares under the Sales Agreement. The Company or Cantor Fitzgerald may suspend or terminate the At-the-Market Offering upon notice to the other party, subject to certain conditions. Cantor Fitzgerald will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company has agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company has also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. To date, no shares of common stock have been sold pursuant to the Sales Agreement.

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

Other than our rights related to the At-the-Market Offering and the Lincoln Park financing, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our research and development activities or perhaps even cease the operation of our business.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of September 30, 2018, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases(1)	$70,022	$70,022	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$70,022	$70,022	—	—	—

(1) Relates to our office lease which expires on March 31, 2019.

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

Foreign Currency Exchange Risk

A significant portion of our expenditures, including clinical research expenses relate to our operations in Australia and Europe. The cost of those expenses, as expressed in US dollars, is influenced by the exchange rate of the Australian Dollar and Euro against the US Dollar. If the US dollar declines in value in relation to these currencies, it will become more expensive for us to fund our operations. To limit this risk, the Company holds minimal cash reserves in Australian Dollars and Euros.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Anavex Life Sciences Corp.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Anavex life Sciences Corp.’s (the “Company”) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and our report dated December 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

New York, New York

December 12, 2018

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Anavex Life Sciences Corp.

New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. (the “Company”) as of September 30, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

New York, New York

December 12, 2018

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS

September 30, 2018 and 2017

	2018	2017

Assets
Current
Cash and cash equivalents	$22,930,638	$27,440,257
Sales tax recoverable	40,171	9,748
Prepaid expenses	1,251,798	335,928
Deferred costs	101,133	—
	24,323,740	27,785,933
Deposits	52,396	52,396
Total Assets	$24,376,136	$27,838,329

Liabilities and Stockholders’ Equity Current
Accounts payable and accrued liabilities	$3,884,626	$3,584,334
Total Liabilities	3,884,626	3,584,334
Commitments - Note 5

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
45,933,472 common shares (2017 - 43,330,817)	45,935	43,332
Additional paid-in capital	129,377,542	115,689,221
Accumulated deficit	(108,931,967)	(91,478,558)
Total Stockholders’ Equity	20,491,510	24,253,995
Total Liabilities and Stockholders’ Equity	$24,376,136	$27,838,329

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30, 2018, 2017 and 2016

	2018	2017	2016
Operating expenses
General and administrative	$5,989,170	$5,008,275	$8,334,740
Research and development	13,344,421	10,672,086	7,254,303

Total operating expenses	(19,333,591)	(15,680,361)	(15,589,043)

Other income (expenses)
Grant income	149,055	140,942	141,195
Research and development incentive income	1,629,513	2,022,902	571,093
Interest income	255,092	88,098	11,322
Gain on settlement of accounts payable	—	75,204	151,402
Gain on settlement of debt	—	—	61,205
Financing related charges	(30,943)	—	(5,812)
Foreign exchange loss, net	(49,789)	(47,583)	(48,445)

Total other income (expense), net	1,952,928	2,279,563	881,960
Net loss before provision for income taxes	(17,380,663)	(13,400,798)	(14,707,083)

Income tax expense	72,746	59,607	29,615

Net loss and comprehensive loss	$(17,453,409)	$(13,460,405)	$(14,736,698)

Loss per share Basic and diluted	$(0.39)	$(0.33)	$(0.42)

Weighted average number of shares outstanding Basic and diluted	44,655,725	40,841,033	35,153,426

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2018, 2017 and 2016

	2018	2017	2016

Cash Flows used in Operating Activities
Net loss	$(17,453,409)	$(13,460,405)	$(14,736,698)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	—	—	1,252
Accretion of debt discount	—	—	5,830
Stock-based compensation	5,517,004	4,135,570	5,062,267
Gain on extinguishment of debt	—	—	(61,205)
Gain on settlement of accounts payable	—	(75,204)	(151,402)
Unrealized foreign exchange	—	—	3,065
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	(30,423)	54,435	(2,507)
Prepaid expenses and deposits	(915,870)	(155,804)	(79,279)
Deposits	—	—	(52,396)
Accounts payable and accrued liabilities	300,292	554,709	775,332
Deferred grant income	—	(70,532)	(1,082)
Net cash used in operating activities	(12,582,406)	(9,017,231)	(9,236,823)
Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	8,173,920	27,270,674	3,167,420
Deferred financing charges	(101,133)	—	—
Repayment of promissory notes	—	—	(34,759)
Net cash provided by financing activities	8,072,787	27,270,674	3,132,661
Increase (decrease) in cash and cash equivalents during the year	(4,509,619)	18,253,443	(6,104,162)
Cash and cash equivalents, beginning of year	27,440,257	9,186,814	15,290,976
Cash and cash equivalents, end of year	$22,930,638	$27,440,257	$9,186,814

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2018, 2017 and 2016

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Common Shares to be Issued	Accumulated Deficit	Total

Balance, October 1, 2015	32,044,213	$32,044	$74,060,999	$1,997,415	$(63,281,455)	$12,809,003
Shares issued under purchase agreements
Purchase shares	740,523	741	3,041,619	—	—	3,042,360
Commitment shares	187,616	188	(188)	—	—	—
Capital stock issued pursuant to debt conversions - at $1.00	173,577	173	173,404	(167,415)	—	6,162
Shares issued pursuant to the exercise of warrants	41,687	42	125,020	—	—	125,062
Shares issued pursuant to cashless exercise of warrants	1,979,246	1,979	(1,979)	—	—	—
Shares issued pursuant to employment agreement	1,000,000	1,000	2,439,000	(1,830,000)	—	610,000

Shares issued for rounding in connection with 4:1 reverse split	1,437	2	(2)	—	—	—
Stock option compensation	—	—	4,452,267	—	—	4,452,267
Net loss	—	—	—	—	(14,736,698)	(14,736,698)
Balance, September 30, 2016	36,168,299	$36,169	$84,290,140	$—	$(78,018,153)	$6,308,156
Shares issued under purchase agreement
Purchase shares	7,060,976	7,061	27,263,613	—	—	27,270,674
Commitment shares	48,980	49	(49)	—	—	—
Shares issued pursuant to cashless exercise of warrants	52,562	53	(53)	—	—	—
Share based compensation	—	—	4,135,570	—	—	4,135,570
Net loss	—	—	—	—	(13,460,405)	(13,460,405)
Balance, September 30, 2017	43,330,817	$43,332	$115,689,221	$—	$(91,478,558)	$24,253,995

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2018, 2017 and 2016

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Common Shares to be Issued	Accumulated Deficit	Total

Balance, September 30, 2017	43,330,817	$43,332	$115,689,221	$—	$(91,478,558)	$24,253,995
Shares issued under purchase agreement
Purchase shares	2,383,580	2,384	8,171,536	—	—	8,173,920
Commitment shares	14,681	15	(15)	—	—	—
Shares issued pursuant to cashless exercise of options	78,646	78	(78)	—	—	—
Shares issued pursuant to cashless exercise of warrants	125,748	126	(126)	—		—
Share based compensation	—	—	5,517,004	—	—	5,517,004
Net loss	—	—	—	—	(17,453,409)	(17,453,409)
Balance, September 30, 2018	45,933,472	$45,935	$129,377,542	$—	$(108,931,967)	$20,491,510

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 1

Note 1	Business Description and Basis of Presentation

Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics by applying precision medicine to central nervous system (“CNS”) diseases with high unmet need. Anavex analyzes genomic data from clinical studies to identify biomarkers, which select patients that will receive the therapeutic benefit for the treatment of neurodegenerative and neurodevelopmental diseases. The Company’s lead compound ANAVEX 2-73 is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a rare severe neurological monogenic disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”).

Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-K and have been prepared under the accounting principles generally accepted in the United States of America (“GAAP”).

Liquidity

All of the Company’s potential drug compounds are in the clinical development stage and the Company cannot be certain that its research and development efforts will be successful or, if successful, that its potential drug compounds will ever be approved for sales to pharmaceutical companies or generate commercial revenues. To date, we have not generated any revenues from our operations. The Company expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, our business might become profitable.

The Company believes that its existing cash and cash equivalents, along with existing financial commitments from third parties, will be sufficient to meet its cash commitments for at least the next two years after the date that these consolidated financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

The Company will need to raise additional capital in order to continue to fund operations and fully fund later stage clinical development programs. Such capital may not be available on commercially acceptable terms, if at all. The Company believes that it will be able to obtain additional working capital to fund future operations through current financing commitments from third parties, or through other arrangements; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, future operations would need to be scaled back.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 2

Note 2	Summary of Significant Accounting Policies

a)	Use of Estimates

The preparation of financial statements in accordance with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

d)	Research and Development Expenses

Research and development costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including salaries, facilities costs, overhead costs and other related expenses, as well as costs incurred in connection with third-party collaboration efforts. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved. Manufacturing costs are expensed as incurred in accordance with Accounting Standard Codification (“ASC”) 730, Research and Development, as these materials have no alternative future use outside of their intended use.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 3

Note 2	Summary of Significant Accounting Policies – (continued)

e)	Research and Development Incentive Income

The Company is eligible to obtain a research and development tax credit from the Australian Tax Authority (the “ATO”) for certain research and development activities undertaken in Australia. The tax incentive is available on the basis of specific criteria with which the Company must comply. Although the tax incentive is administered through the ATO, the Company has accounted for the tax incentive outside of the scope of ASC Topic 740, Income Taxes, since the incentive is not linked to the Company’s income tax liability and can be realized regardless of whether the Company has generated taxable income in Australia. The Company recognizes as other income the amount received for qualified expenses in the period they are received.

f)	Basic and Diluted Loss per Share

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

As of September 30, 2018, loss per share excludes 7,185,296 (2017 – 6,711,339) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

g)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and equivalents and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

h)	Foreign Currency Translation

The functional currency of the Company is the US dollar. Monetary items denominated in a foreign currency are translated into US dollars at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing when the assets were acquired, or obligations incurred. Foreign currency denominated expense items are translated at exchange rates prevailing at the transaction date. Unrealized gains or losses arising from the translations are credited or charged to income in the period in which they occur.

The Company has determined that the functional currency of Anavex Australia Pty Limited is the US dollar. The Company has determined that the functional currency of Anavex Germany GmbH is the US dollar. The functional currency of Anavex Canada Ltd. is the Canadian dollar.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 4

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

The Company has adopted the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes, (“ASC 740”) which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

September 30, 2018 – Page 5

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

At September 30, 2018 and 2017, the Company did not have any Level 3 assets or liabilities.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 6

Note 2	Summary of Significant Accounting Policies – (continued)

m)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company adopted this standard on October 1, 2017. The adoption of this standard did not have any impact on the Company’s financial position, results of operations or cash flows for any period presented.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company early adopted this standard on October 1, 2017. The adoption of this standard did not have any material affect on the Company’s consolidated financial statements.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 7

Note 2	Summary of Significant Accounting Policies – (Continued)

m)	Recent Accounting Pronouncements – (Continued)

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new guidance is effective for the Company on a prospective basis beginning on October 1, 2018. The adoption of this standard is not expected to have a material impact for any period presented and the Company will apply this standard to all future revenues.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The new guidance is effective for the Company on a prospective basis beginning on October 1, 2019. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is effective for the Company beginning on October 1, 2019. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 8

Note 3	Other Income

Grant Income

Clinical Study Grant

During the year ended September 30, 2017, the Company was awarded grant funding in the amount of $597,886. The grant is being received in equal quarterly installments over a period of two years beginning during the year ended September 30, 2018 in exchange for a commitment to complete clinical testing for a therapeutic drug candidate for the treatment of Rett syndrome.

The grant income is deferred when received and amortized to other income as the related research and development expenditures are incurred. During the year ended September 30, 2018, the Company recognized $149,055 (2017: $Nil; 2016$Nil) of this grant on its statement of operations within grant income.

Preclinical Study Grant

During the year ended September 30, 2015, the Company was awarded grant funding in the amount of $286,455. The grant was received in exchange for a commitment to provide research and development for preclinical validation of Sigma-1 receptor agonism as potential treatment for Parkinson’s disease.

The grant income was deferred and amortized to other income over the related commitment period as the related research and development expenditures were incurred. During the year ended September 30, 2018, the Company recognized $Nil (2017: $140,942; 2016: $141,195) of this grant on its statement of operations within grant income.

Research and development tax incentive

During the year ended September 30, 2018, the Company received other income of $1,629,513 (2017: $2,022,902; 2016: $571,093) in respect of a research and development incentive program offered by the Australian government.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 9

Note 4	Equity Offering Agreements

Controlled Equity Offering Sales Agreement

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

The Company has agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company has also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. During the year ended September 30, 2018, the Company incurred $101,133 in legal and accounting fees associated with the Sales Agreement. This amount is included in deferred costs at September 30, 2018 and is expected to be reclassified to share capital upon issuance of shares under the Sales Agreement.

Purchase Agreement

On October 21, 2015, the Company entered into a $50,000,000 purchase agreement (the “2015 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time over a 36-month period starting from the effective date of the respective registration statement, to September 6, 2019.

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

During the year ended September 30, 2018, the Company issued to Lincoln Park an aggregate of 2,398,261 (2017: 7,109,956; 2016: 452,437) shares of common stock under the Purchase Agreement, including 2,383,580 (2017: 7,060,976; 2016: 450,000) shares of common stock for an aggregate purchase price of $8,173,920 (2017 $27,270,674; 2016: $1,357,800) and 14,681 (2017: 48,980; 2016: 2,437) commitment shares. At September 30, 2018, an amount of $13,197,607 remained available under the 2015 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 10

Note 5	Commitments

a)	Lease Commitment

The Company has entered into an office lease agreement expiring March 31, 2019. The Company is committed to lease commitments as follows:

Fiscal year ending September 30, 2019	$70,022
$70,022

During the year ended September 30, 2018 the Company recorded rent expense of $151,405 (2017: $127,993, 2016: $125,317) which is included in general and administrative expenses on the consolidated statement of operations.

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

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price

Balance, October 1, 2015	4,272,890	$2.11
Exercised	(2,463,581)	$1.67
Balance, September 30, 2016	1,809,309	$2.70
Exercised	(200,000)	$3.00
Balance,September 30, 2017	1,609,309	$2.66
Issued	350,000	$4.19
Exercised	(756,143)	$2.96
Expired	(524,787)	$3.00
Balance, September 30, 2018	678,379	$2.87

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 11

Note 5	Commitments – (Continued)

c)	Share Purchase Warrants – (Continued)

At September 30, 2018, the Company had 678,379 share purchase warrants outstanding, with a weighted average exercise price of $2.87 as follows:

Number	Exercise Price	Expiry Date
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
12,500	$1.24	May 31, 2019
7,500	$1.04	May 31, 2019
350,000	$4.19	June 30, 2021
678,379

During the year ended September 30, 2018, 350,000 options granted to a consultant to the Company were converted to 350,000 warrants with the same exercise price.

During the year ended September 30, 2018, an aggregate of 737,393 share purchase warrants at $3.00 per share and 18,750 share purchase warrants at $1.24 per share were exercised on a cashless basis, pursuant to which the Company issued 125,748 shares of common stock and an additional 80,981 shares of common stock were to be issued. The remaining 524,787 share purchase warrants exercisable at $3.00 per share until July 5, 2018 expired unexercised.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 12

Note 5	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at October 1, 2015	1,822,500	$2.00
Granted	2,401,500	5.22	$4.38
Expired	(25,000)	14.68
Outstanding at September 30, 2016	4,199,000	3.76
Granted	1,107,500	5.51	$5.44
Forfeited	(214,470)	4.09
Outstanding at September 30, 2017	5,092,030	$4.13
Granted	1,730,000	$2.71	$2.09
Forfeited	(164,280)	$3.66
Exercised	(150,833)	$1.18
Outstanding at September 30, 2018	6,506,917	$3.83
Exercisable at September 30, 2018	4,108,028	$3.75
Exercisable at September 30, 2017	3,326,223	$3.10

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 13

Note 5	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

At September 30, 2018, the following stock options were outstanding:

Number of Shares				Aggregate	Remaining
	Number	Exercise		Intrinsic	Contractual
Total	Vested	Price	Expiry Date	Value	Life (yrs)
500,000	500,000	$1.60	July 5, 2023	$565,000	4.76
37,500	37,500	$1.20	May 7, 2024	57,375	5.60
125,000	125,000	$1.32	May 8, 2024	176,250	5.60
618,750	618,750	$0.92	April 2, 2025	1,119,938	6.51
29,167	29,167	$1.44	June 8, 2025	37,625	6.69
50,000	50,000	$1.76	June 15, 2025	48,500	6.71
253,750	253,750	$5.04	September 18, 2025	—	6.97
1,500	1,500	$5.64	September 30, 2025	—	7.00
31,250	31,250	$5.68	October 2, 2025	—	7.01
25,000	25,000	$8.98	October 16, 2025	—	7.04
1,500	1,500	$5.57	December 31, 2025	—	7.25
1,500	1,500	$4.90	March 31, 2026	—	7.50
1,500	1,500	$5.66	April 27, 2026	—	7.57
1,500	1,500	$6.11	June 30, 2026	—	7.75
379,625	253,083	$6.26	July 5, 2026	—	7.76
861,429	574,286	$7.06	July 18, 2026	—	7.80
906,696	906,696	$3.28	September 22, 2026	—	7.98
60,000	39,999	$3.63	October 3, 2026	—	8.01
8,750	8,750	$4.35	December 9, 2026	—	8.19
50,000	16,667	$5.39	February 7, 2027	—	8.36
40,000	23,333	$5.26	February 17, 2027	—	8.38
774,166	389,170	$5.92	May 12, 2027	—	8.61
12,500	5,209	$3.42	August 9, 2027	—	8.86
15,000	6,250	$4.33	September 19, 2027	—	8.97
540,834	135,834	$3.30	December 13, 2027	—	9.20
50,000	—	$2.60	March 2, 2028	6,500	9.42
200,000	33,334	$2.72	March 19, 2028	2,000	9.47
780,000	25,000	$2.30	May 15, 2028	335,400	9.62
150,000	12,500	$2.70	August 6, 2028	4,500	9.85
6,506,917	4,108,028			$2,353,088

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2018.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 14

Note 5	Commitments – (Continued)

d)	Stock–based Compensation Plan – (Continued)

The Company recognized stock-based compensation expense of $5,517,004 during the year ended September 30, 2018 (2017: $4,135,570; 2016: $4,452,267) in connection with the issuance and vesting of stock options and warrants in exchange for services, and $Nil (2017: $Nil 2016: $610,000), in connection with the vesting of restricted stock in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	2018	2017	2016
General and administrative	$2,699,557	$2,017,199	$3,208,220
Research and development	2,817,447	2,118,371	1,854,047
Total share based compensation	$5,517,004	$4,135,570	$5,062,267

An amount of approximately $6,827,054 in stock-based compensation is expected to be recorded over the remaining term of such options through June 30, 2021.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2018	2017	2016
Risk-free interest rate	2.73%	2.11%	1.28%
Expected life of options (years)	5.60	6.86	5.88
Annualized volatility	106.45%	111.58%	114.75%
Dividend rate	0.00%	0.00%	0.00%

The fair value of restricted stock compensation charges recognized during the years ended September 30, 2018, 2017 and 2016 was determined with reference to the quoted market price of the Company’s shares on the commitment date.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 15

Note 6	Income Taxes

US Tax Reform

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets at September 30, 2018. The Company did not need to recognize any provisional tax expense for the year ended September 30, 2018 as it has recorded a full valuation allowance against its deferred tax assets.

The Tax Reform Act also provided for a one-time deemed mandatory repatriation of post – 1986 undistributed foreign subsidiary earnings and profits (“E&P”) as well as Global Intangible Low-Taxed Income (“GILTI”) and Base-Erosion Anti-Abuse provisions. The Company had no adjustments related to these latter noted provisions at September 30, 2018.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	2018	2017	2016
Assumed Tax rate	21%	34%	34%

Net operating loss carryforwards	$11,123,000	$14,240,000	$11,223,000
Research and development tax credits	1,605,000	1,344,000	1,036,000
Foreign exchange and other	13,000	(25,000)	(25,000)
Unpaid charges	72,000	28,000	152,000
Intangible asset costs	28,000	51,000	57,000
Stock-based compensation	3,152,000	3,394,000	2,004,000
Valuation allowance for deferred tax assets	(15,993,000)	(19,032,000)	(14,447,000)
Net deferred tax assets	$—	$—	$—

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 16

Note 6	Income Taxes – (Continued)

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2018	2017	2016

Income benefit at statutory rate	$(4,215,000)	$(4,577,000)	$(5,010,000)
Foreign income taxed at other rates	(173,000)	68,000	132,000
Permanent differences
Non-deductible finance and accretion expenses	—	—	5,000
Non-deductible compensation costs	—	—	738,000
Other permanent differences	1,000	2,000	—
Research and development tax credit	(77,000)	(23,000)	628,000
Expiry of foreign net operating loss carryforwards	—	—	333,000
Adjustment and true up to prior years’ tax provision	336,000	(55,000)	176,000
Effect of changes in tax rates	7,166,000	—	(11,000)
Change in valuation allowance related to current year provision	(3,038,000)	4,585,000	3,009,000
Income Tax Recovery	$—	$—	$—

As of September 30, 2018, the Company had net operating loss carry-forwards of approximately $50,557,000 (2017: $41,000,000; 2016: $33,000,000) in the United States, approximately $986,000 (Approximately AUD$1,365,000) (2017: $850,000; 2016: $250,000) in Australia and approximately $638,000 (Approximately €549,000) (2017: $13,000; 2016: $Nil) in Germany, available to offset future taxable income in those jurisdictions. The carry-forwards will begin to expire in 2027.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change, and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established at September 30, 2018, 2017 and 2016.

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

Certain of the Company’s net operating loss carryforwards in the United States may be subject to limitations by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards, under certain circumstances. The Company completed a Section 382 analysis through the fiscal year ended September 30, 2018 and currently does not believe Section 382 will apply to limit the utilization of these tax losses.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2018 – Page 17

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2018.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of September 30, 2018.

BDO USA, LLP, an independent registered public accounting firm, has provided an attestation report on the Company’s internal control over financial reporting as of September 30, 2018, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 30, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 30, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 30, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 30, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 30, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on October 6, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Form of Senior Convertible Debenture (incorporated by reference to our Current Report on Form 8-K filed on March 19, 2014)
4.2	Form of Series A/B Warrant (incorporated by reference to our Current Report on Form 8-K filed on March 19, 2014)
4.3	Form of Series A Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2014)
4.4	Form of Series B Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2014)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement, dated March 13, 2014, by and among the Company and the parties identified therein (incorporated by reference to our Current Report on Form 8-K filed on March 19, 2014)
10.2	2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on December 29, 2015)
10.3	Purchase Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.4	Registration Rights Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.5	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.6	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
10.7	Amended and Restated Employment Agreement by and between the Company and with Sandra Boenisch (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
10.8	Controlled Equity OfferingSM Sales Agreement, dated July 6, 2018, by and between Anavex Life Sciences Corp. and Cantor Fitzgerald & Co. (incorporated by reference to our Current Report on Form 8-K filed on July 6, 2018)

Exhibit Number	Description
14	Code of Ethics
14.1	Code of Ethics Adopted on September 13, 2016 (incorporated by reference to our Annual Report on Form 10-K filed on December 14, 2016)
(21)	Subsidiaries
21.1*	Subsidiaries of the Registrant
(23)	Consent
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 9, 2017 (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
99.2	Corporate Investment Policy Adopted May 4, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2017)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2018	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling, PhD		December 12, 2018

Christopher Missling, PhD	Chief Executive Officer (Principal Executive Officer)

/s/ Sandra Boenisch		December 12, 2018

Sandra Boenisch, CPA, CGA	Principal Financial Officer and Treasurer (Principal Accounting Officer)

/s/ Athanasios Skarpelos		December 12, 2018

Athanasios Skarpelos	Director

/s/ Claus van der Velden, PhD		December 12, 2018

Claus van der Velden, PhD	Director

/s/ Elliot Favus, MD		December 12, 2018

Elliot Favus, MD	Director

/s/ Steffen Thomas, PhD		December 12, 2018

Steffen Thomas, PhD	Director

/s/ Peter Donhauser, D.O.		December 12, 2018

Peter Donhauser, D.O.	Director