Form 10-K/A
period 2018-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2019-01-25
CIK 1314052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 46,887,056 issued and outstanding as of January 22, 2019.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Anavex Life Sciences Corp. (“Anavex” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on December 12, 2018 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14) information. This Amendment No. 1 does not amend or modify any disclosure made in the Original Filing except to incorporate Part III, Items 10 through 14. This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished as exhibits to this Amendment No. 1.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Secretary	53	July 5, 2013
Athanasios Skarpelos	Director	52	January 9, 2013
Claus van der Velden, PhD	Director	46	March 2, 2018
Elliot Favus, MD	Director	44	May 7, 2014
Steffen Thomas, PhD	Director	53	June 15, 2015
Peter Donhauser, D.O.	Director	53	February 8, 2017
Sandra Boenisch, CPA, CGA	Principal Financial Officer, Treasurer	37	October 1, 2015

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Christopher Missling, PhD. Christopher Missling, age 53, has over 20 years of healthcare industry experience in the big pharmaceutical, biotech and investment banking industries. Most recently, from March, 2007 until 2013, Dr. Missling served as the head of healthcare investment banking at Brimberg & Co. in New York, New York. Also, Dr. Missling served as the Chief Financial Officer of Curis, Inc. (NASDAQ:CRIS) and ImmunoGen, Inc. (NASDAQ:IMGN). Dr. Missling earned his MS and PhD from the University of Munich and an MBA from Northwestern University Kellogg School of Management and WHU Otto Beisheim School of Management. He has served as Chairman of the Board of Directors of the Company since July 5, 2013.

Athanasios Skarpelos. Athanasios (Tom) Skarpelos, age 52, is a self-employed investor with 20 years of experience working with private and public companies. For the past 12 years, he has been focused on biotechnology companies involved in drug discovery and drug development projects. His experience has led to relationships with researchers at academic institutes in Europe and North America. Mr. Skarpelos is a founder of Anavex. He has served as a director of the Company since January 9, 2013.

Elliot Favus, MD. Elliot Favus, age 44, is Chief Executive Officer of Favus Institutional Research, a healthcare research firm serving institutional investors. He has been a healthcare equity research analyst on Wall Street since 2006, starting at Lazard Capital Markets and subsequently at Och-Ziff Capital Management Group. Prior to working on Wall Street, Dr. Favus was an Instructor in medicine at Mount Sinai School of Medicine in New York. He attended the University of Michigan (BA, 1996), the University of Chicago Pritzker School of Medicine (MD, 2001) and the NYU-Bellevue Hospital Internal Medicine Residency Program (2004). He is board-certified in Internal Medicine (2004) and has 10 years of basic science laboratory experience working on human genetics projects at Harvard Medical School, the University of Chicago and the University of Pittsburgh. He has served as a director of the Company since May 7, 2014.

Steffen Thomas, PhD. Steffen Thomas, age 53, has over 15 years of experience as a European patent attorney and is currently practicing at Epping Hermann Fischer, a major intellectual property law firm in Europe. Previously, Dr. Thomas worked for Japan-based Takeda Pharmaceutical Company, the largest pharmaceutical company in Asia and a top firm worldwide, as an in-house patent attorney. Prior to that, he worked for Nycomed Pharma, acquired by Takeda in 2011 for approximately USD $10 billion. Dr. Thomas’ legal practice covers drafting of patent applications, prosecuting patent applications before national and international patent offices, defending and challenging patents in opposition, appeal, and nullity proceedings, enforcing patents before the infringement courts, and preparing opinions on patentability and infringement in the technical field of chemistry. Dr. Thomas has particular expertise in small molecule pharmaceuticals. He holds MS and PhD degrees in Chemistry from the University of Munich. He has served as a director of the Company since June 15, 2015.

Peter Donhauser, D.O. Peter Donhauser, age 53, has more than 20 years of expertise in clinical research followed by practicing osteopathic medicine with an integrated medical approach in private practice since 2000. He worked at the University Hospital of Munich in the fields of geriatrics and neuromusculoskeletal diseases.  During this time, he was a clinical trial investigator in multiple Phase 3 studies, including studies sponsored by Merck Sharp & Dohme/Merck, Boehringer Mannheim/Roche, Servier and Sanofi. He received his human medicine degree at the University of Munich and Doctor of Osteopathic Medicine (D.O.) from the DAAO and EROP at the Philadelphia College of Osteopathic Medicine, Philadelphia, Pennsylvania. He has served as a director of the Company since February 8, 2017.

Claus van der Velden, PhD. Claus van der Velden, PhD, age 46, brings significant expertise in management, accounting, internal controls and risk management. Since July of 2011, he has served as corporate head of Management Accounting, Internal Audit and Risk Management at Stroeer SE & Co KGaA, a publicly listed German digital media company. Previously, Dr. van der Velden served as the Director of Corporate Business Controlling for the Nutrition & Health business unit at Cognis, a worldwide supplier of global nutritional ingredients and specialty chemicals. In this position, he was also a compliance representative and a member of the global leadership team. After the acquisition of Cognis by BASF, he was responsible for the management accounting processes of the BASF Nutrition & Health division, developing and producing mostly natural-source ingredients for the food and healthcare industries. Dr. van der Velden started his career as a strategy consultant at an international marketing and strategy consultancy firm. He studied in Kiel and Stockholm and received a degree in economics from the University of Kiel and later obtained his doctorate in business management from the WHU-Otto Beisheim School of Management where he also previously taught economics. He has served as a director of the Company since March 2, 2018.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended September 30, 2018.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and to all employees. We have posted our policy on our website at www.anavex.com.

Audit Committee and Audit Committee Financial Experts

The members of the Audit Committee are currently Claus van der Velden, PhD (Chairman), Athanasios Skarpelos and Steffen Thomas, PhD. Our Board has determined that Claus van der Velden, PhD is an “audit committee financial expert” as defined by applicable SEC and Nasdaq rules.

The Audit Committee operates under a charter that was adopted by our Board. The Audit Committee oversees and reports to our Board on various auditing and accounting-related matters, including, among other things, the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

The Audit Committee met five times during fiscal 2018.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are currently Claus van der Velden, PhD (Chairman), Steffen Thomas, PhD and Peter Donhauser, D.O.

The Nominating and Corporate Governance Committee is appointed by the Board to oversee and evaluate the Board’s performance and the Company's compliance with corporate governance regulations, guidelines and principles, to identify individuals qualified to become Board members, to recommend to the Board proposed nominees for Board membership, and to recommend to the Board directors to serve on each standing committee.

The Nominating and Corporate Governance Committee met one time during fiscal 2018. The Nominating and Corporate Governance Committee operates under a charter that was adopted by our Board.

Compensation Committee

The members of our Compensation Committee are currently Claus van der Velden, PhD (Chairman), Steffen Thomas, PhD and Peter Donhauser, D.O.

The Compensation Committee assists our Board in discharging its responsibilities relating to compensation of our directors and executive officers. Its responsibilities include, among other things, reviewing, approving and recommending compensation programs and arrangements applicable to our officers; determining the objectives of our executive officer compensation programs; overseeing the evaluation of our senior executives; administering our incentive compensation plans and equity-based plans, including reviewing and granting equity awards to our executive officers; and reviewing and approving director compensation and benefits. The Compensation Committee can delegate to other members of our Board, or an officer or officers of the Company, the authority to review and grant stock-based compensation for employees who are not executive officers.

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

The Compensation Committee met five times during fiscal year 2018. The Compensation Committee operates under a charter that was adopted by our Board.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s compensation objectives are to offer our executive officers’ compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled, talented management, which is necessary for the Company to achieve its financial and strategic objectives and create long-term value for our stockholders.

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

Compensation Consultants

The Compensation Committee makes recommendations to the Board for all compensation for executives, including the structure and design of the compensation programs. The Compensation Committee is responsible for retaining and terminating compensation consultants and determining the terms and conditions of their engagement. During the fiscal year ended September 30, 2018, the Compensation Committee did not engage any compensation consultants.

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

Summary Compensation

The particulars of compensation paid to our named executive officers for the last three completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	Other Compensation ($)	Total ($)

Christopher Missling,	2018	500,000	65,000	—	1,973,889	—	—	—	2,538,889
PhD(1)	2017	500,000	—	—	2,285,600	—	—		2,785,600
President, Chief Executive
Officer, and Director
Sandra Boenisch(2)	2018	79,608	11,414	—	141,047	—	—	—	232,069
Principal Financial Officer	2017	71,800	—	—	177,800	—	—	—	249,600
and Treasurer

(1)	Christopher Missling was appointed as director, President, Chief Executive Officer, Chief Financial Officer, and Secretary on July 5, 2013.
(2)	Compensation to Ms. Boenisch denominated in Canadian Dollars and has been translated to US dollars at an exchange rate of 0.7805 during the year ended September 30, 2018 (2017: 0.7978).

Employment Agreements

Christopher Missling

We and Dr. Missling entered into an employment agreement dated July 5, 2013, as amended and extended on July 5, 2016 and as amended and restated on July 18, 2016, or the Employment Agreement, whereby we pay to Dr. Missling an annual base salary of $500,000. In addition, Dr. Missling is eligible to earn an annual cash bonus for each whole or partial calendar year of up to $100,000 and to participate in our employee benefit plans. We have agreed to indemnify Dr. Missling in connection with his provision of services to us.

During the year ended September 30, 2016, in connection with the Employment Agreement, Dr. Missling was granted options with a value of Two Million Dollars ($2,000,000) to purchase shares of our common stock, which was equal to 379,625 options at an exercise price of $6.26. These options are vesting quarterly over a three year period ending in July, 2019. In addition, Dr. Missling was granted options to purchase 861,429 shares of our common stock at an exercise price of $7.06, which options are vesting quarterly over a three-year period ending in July, 2019.

Sandra Boenisch

We and Ms. Boenisch entered into an employment agreement dated October 1, 2015, as amended and extended whereby we pay Ms. Boenisch an annual base salary of $96,000 Canadian dollars. Ms. Boenisch is eligible for bonuses which are anticipated to be up to 25% of her annual base salary, and for discretionary salary increases.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2018.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Omnibus Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Christopher Missling	500,000	—	—	1.60	July 5, 2023	—	—	—	—
	125,000		—	1.32	May 8, 2024
	500,000	—	—	0.92	April 2, 2025
	187,500		—	5.04	Sept 18, 2025
	253,083	126,542	—	6.26	July 5, 2026
	574,286	287,143	—	7.06	July 18, 2026
	500,000	—	—	3.28	Sept 22, 2026
	225,000	225,000	—	5.92	May 12, 2027
	100,000	300,000		3.30	Dec 13, 2027
		450,000		2.30	May 15, 2028

Athanasios Skarpelos	50,000	—	—	0.92	April 2, 2025	—	—	—	—
	100,000	—	—	3.28	Sep 22, 2026

Claus van der Velden	—	50,000	—	2.60	Mar 2, 2028	—	—	—	—

Elliot Favus	37,500	—	—	1.20	May 7, 2024	—	—	—	—
	50,000	—	—	0.92	April 2, 2025
	1,500	—	—	5.64	Sept 30, 2025
	1,500	—	—	5.57	Dec 31, 2025
	1,500	—	—	4.90	Mar 31, 2026
	1,500	—	—	5.66	April 27, 2026
	1,500	—	—	6.11	June 30, 2026
	100,000	—	—	3.28	Sept 22, 2026

Steffen Thomas	50,000		—	1.76	June 15, 2025	—	—	—	—
	100,000	—	—	3.28	Sept 22, 2026

Peter Donhauser	16,667	33,333	—	5.39	Feb 8, 2027	—	—	—	—

Sandra Boenisch	25,000		—	5.68	Oct 2, 2026	—	—	—	—
	106,696	—	—	3.28	Sept 22, 2026
	17,501	17,499	—	5.92	May 12, 2027
	7,500	22,500		3.30	Dec 13, 2027
		30,000		2.30	May 15, 2028

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

The 2015 Plan is administered by the board of directors, except that it may, in its discretion, delegate such responsibility to a committee of such board. The board of directors has delegated such responsibility to the Compensation Committee. The exercise price will be determined by the board of directors at the time of grant, and the exercise price of each option shall be at least the fair market value on the grant date; provided, however, that in the event that a grantee owns more than 10% of our common stock as of the date of grant, the exercise price of an option granted to such grantee that is intended to be an incentive stock option shall be not less than 110% of the fair market value on the date of grant. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

On January 15, 2019, the Board approved, subject to stockholder approval, the Anavex Life Sciences Corp. 2019 Omnibus Incentive Plan, the 2019 Plan. If the 2019 Plan is approved by our stockholders, 6,000,000 additional shares of Common Stock will be available for issuance under the 2019 Plan, in addition to the shares available under the 2015 Plan.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Athanasios Skarpelos	—	—	—	—	—	—	—
Claus van der Velden	8,000		112,000				120,000
Elliot Favus	—	—	—	—	—	—	—
Steffen Thomas	—	—	—	—	—	—	—
Peter Donhauser	—	—		—	—	—	—
Bernd Metzner(1)	8,000	—	—	—	—	—	8,000

(1)	Bernd Metzner’s term as a director ended on April 17, 2018.

We have agreed to compensate Bernd Metzner, and after his departure, Claus van der Velden $4,000 per quarter for performing the functions of Chairman of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 22, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

5% Stockholders
Common Stock	Park West Asset Management LLC	2,712,858		5.8%
Executive Officers and Directors
Common Stock	Christopher Missling (CEO/Director)	4,260,755	(2)	8.5%

Common Stock	Athanasios Skarpelos (Director)	1,456,458	(3)	3.1%

Common Stock	Claus van der Velden (Director)	—	(4)	—

Common Stock	Elliot Favus (Director)	195,000	(5)	*

Common Stock	Steffen Thomas (Director)	150,000	(6)	*

Common Stock	Peter Donhauser (Director)	16,667	(7)	*

Common Stock	Sandra Boenisch (Principal Financial Officer)	185,077	(8)	*

Common Stock	Directors & Executive Officers as a group (7 persons)	6,263,957		12.3%

*Less than 1%

(1)	Percentage of ownership is based on 46,887,056 of our common stock issued and outstanding as of January 22, 2019. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 500,000 shares of our common stock at $1.60 per share, options to purchase 125,000 shares of our common stock at $1.32 per share, options to purchase 500,000 shares of our common stock at $0.92 per share, options to purchase 187,500 shares of our common stock at $5.04 per share, options to purchase 316,354 shares of our common stock at $6.26 per share, options to purchase 717,858 shares of our common stock at $7.06 per share, options to purchase 500,000 shares of our common stock at $3.28 per share, options to purchase 262,500 shares of our common stock at $5.92 per share and options to purchase 133,333 shares of our common stock at $3.30 per share that have vested or are vesting within 60 days. Excludes options to purchase 63,271 shares of our common stock at $6.26 per share, options to purchase 143,572 shares of our common stock at $7.06 per share, options to purchase 187,500 shares of our common stock at $5.92 per share, options to purchase 266,667 shares of our common stock at $3.30 per share, options to purchase 450,000 common shares at $2.30 per share and options to purchase 409,500 common shares at $2.58 per share that do not vest within 60 days.

(3)	Includes options to purchase 50,000 shares of our common stock at $0.92 per share and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 45,500 common shares at $2.58 per share that do not vest within 60 days.

(4)	Excludes options to purchase 50,000 shares of our common stock at $2.60 per share and options to purchase 45,500 common shares at $2.58 per share that are not vesting within 60 days.

(5)	Includes options to purchase 37,500 shares of our common stock at $1.20 per share, options to purchase 50,000 shares of our common stock at $0.92 per share, options to purchase 1,500 shares of our common stock at $5.64 per share, options to purchase 1,500 shares of our common stock at $5.57 per share, options to purchase 1,500 shares of our common stock at $4.90 per share, , options to purchase 1,500 shares of our common stock at $5.66 per share, options to purchase 1,500 shares of our common stock at $6.11 per share, and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 45,500 common shares at $2.58 per share that do not vest within 60 days.

(6)	Includes options to purchase 50,000 shares of our common stock at $1.76 per share and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 45,500 shares of our common stock at $2.58 per share that do not vest within 60 days.

(7)	Includes options to purchase 16,667 shares of our common stock at $5.39 per share that have vested or are vesting within 60 days. Excludes options to purchase 33,333 shares of our common stock at $5.39 per share and options to purchase 45,500 common shares at $2.58 per share that do not vest within 60 days.

(8)	Includes options to purchase 25,000 shares of our common stock at $5.68 per share, options to purchase 106,696 shares of our common stock at $3.28 per share, options to purchase 20,418 shares of our common stock at $5.92 per share and options to purchase 10,000 shares of our common stock at $3.30 per share that have vested or are vesting within 60 days. Excludes options to purchase 14,582 shares of our common stock at $5.92 per share, options to purchase 20,000 shares of our common stock at $3.30 per share, options to purchase 30,000 shares of our common stock at $2.30 per share and options to purchase 27,300 common shares at $2.58 per share that do not vest within 60 days.

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Our Code of Business Conduct available on our website at www.anavex.com, and the Audit Committee Charter which was attached as an exhibit to our 2018 proxy statement set forth our policies and procedures for the review and approval of transactions with related persons, including transactions that would be required to be disclosed in this Annual Report on Form 10-K in accordance with SEC rules.

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

There have been no other transactions, since October 1, 2017, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of the following persons had or will have a direct or indirect material interest.

i.	any director or executive officer of our company;
ii.	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and
iii.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Compensation of Named Executive Officers and Directors

For information regarding compensation of named executive officers and directors, please see “Item 11. Executive Compensation” above.

Director Independence

Under the NASDAQ Stock Market Rules, the Board has a responsibility to make an affirmative determination that those members of its Board that serve as independent directors do not have any relationships with the Company and its businesses that would impair their independence. The Board has determined that that Christopher Missling, PhD is not independent as that term is defined by NASDAQ 5605(a)(2) because Mr. Missling serves as our President, Chief Executive Officer, and Secretary.

The Board has determined that that Claus van der Velden, Elliot Favus, Athanasios Skarpelos, Steffen Thomas and Peter Donhauser are independent as that term is defined by NASDAQ 5605(a)(2) and the applicable rules of the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our Company for professional services rendered by our independent registered public accounting firm, for the fiscal years ended September 30, 2018 and 2017:

	2018	2017
Audit Fees	$224,181	$203,989
Audit Related Fees	—	—
Tax Fees	—	1,029
All Other Fees	—	—
Total Fees	$224,181	$205,018

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission for the fiscal years ended September 30, 2018 and 2017 in connection with statutory and regulatory filings or engagements.

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

Our Audit Committee has considered the nature and amount of fees billed or expected to be billed by BDO USA, LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining BDO USA, LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on October 6, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2015)
(4)	Instruments defining rights of security holders, including indentures
4.1	Form of Senior Convertible Debenture (incorporated by reference to our Current Report on Form 8-K filed on March 19, 2014)
4.2	Form of Series A/B Warrant (incorporated by reference to our Current Report on Form 8-K filed on March 19, 2014)
4.3	Form of Series A Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2014)
4.4	Form of Series B Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2014)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement, dated March 13, 2014, by and among the Company and the parties identified therein (incorporated by reference to our Current Report on Form 8-K filed on March 19, 2014)
10.2	2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on December 29, 2015)
10.3	Purchase Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.4	Registration Rights Agreement, dated as of October 21, 2015, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2015)
10.5	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.6	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
10.7	Amended and Restated Employment Agreement by and between the Company and with Sandra Boenisch (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
10.8	Controlled Equity OfferingSM Sales Agreement, dated July 6, 2018, by and between Anavex Life Sciences Corp. and Cantor Fitzgerald & Co. (incorporated by reference to our Current Report on Form 8-K filed on July 6, 2018)

Exhibit Number	Description
14	Code of Ethics
14.1	Code of Ethics Adopted on September 13, 2016 (incorporated by reference to our Annual Report on Form 10-K filed on December 14, 2016)
(21)	Subsidiaries
21.1	Subsidiaries of the Registrant(incorporated by reference to our Annual Report on Form 10-K filed on December 12, 2018)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 9, 2017 (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
99.2	Corporate Investment Policy Adopted May 4, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2017)
(101)	XBRL
101.INS	XBRL INSTANCE DOCUMENT(incorporated by reference to our Annual Report on Form 10-K filed on December 12, 2018)
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA(incorporated by reference to our Annual Report on Form 10-K filed on December 12, 2018)
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE(incorporated by reference to our Annual Report on Form 10-K filed on December 12, 2018)
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE(incorporated by reference to our Annual Report on Form 10-K filed on December 12, 2018)
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE(incorporated by reference to our Annual Report on Form 10-K filed on December 12, 2018)
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE(incorporated by reference to our Annual Report on Form 10-K filed on December 12, 2018)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 25, 2019	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer (Principal Executive Officer)