Form 10-Q
period 2018-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2019-02-07
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,887,056 shares of common stock outstanding as of February 7, 2019.

 ii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2018 and September 30, 2018

	December 31, 2018	September 30, 2018
	(Unaudited)
Assets
Current
Cash and cash equivalents	$20,715,169	$22,930,638
Sales tax recoverable	30,372	40,171
Prepaid expenses	1,155,958	1,251,798
Deferred costs	151,133	101,133
Deposits - short term	43,047	—
	22,095,679	24,323,740
Deposits	—	52,396
Total Assets	$22,095,679	$24,376,136

Liabilities and Stockholders’ Equity
Current
Accounts payable and accrued liabilities	$4,875,895	$3,884,626
Total Liabilities	4,875,895	3,884,626

Commitments - Note 5

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share Issued and outstanding:
46,887,056 common shares
(September 30, 2018 - 45,933,472)	46,888	45,935
Additional paid-in capital	133,438,276	129,377,542
Accumulated deficit	(116,265,380)	(108,931,967)
Total Stockholders’ Equity	17,219,784	20,491,510
Total Liabilities and Stockholders’ Equity	$22,095,679	$24,376,136

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended December 31, 2018 and 2017

(Unaudited)

	Three months ended December 31,
	2018	2017
Operating expenses
General and administrative	$1,761,307	$1,397,803
Research and development	5,712,210	2,694,312

Total operating expenses	(7,473,517)	(4,092,115)

Other income (expenses)
Grant income	74,528	—
Interest income, net	78,800	30,376
Foreign exchange gain or loss net	(4,507)	11,979

Total other income, net	148,821	42,355
Net loss before provision for income taxes	(7,324,696)	(4,049,760)

Income tax expense	8,717	9,405

Net loss and comprehensive loss	$(7,333,413)	$(4,059,165)

Loss per share
Basic and diluted	$(0.16)	$(0.09)

Weighted average number of shares outstanding
Basic and diluted	46,327,482	43,882,939

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2018 and 2017

(Unaudited)

	2018	2017

Cash Flows used in Operating Activities
Net loss	$(7,333,413)	$(4,059,165)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,066,987	1,121,985
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	9,799	2,371
Prepaid expenses and deposits	95,840	100,538
Deposits	9,349	—
Accounts payable and accrued liabilities	991,269	(785,862)
Net cash used in operating activities	(4,160,169)	(3,620,133)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	1,994,700	4,228,520
Deferred financing charges	(50,000)	—
Net cash provided by financing activities	1,944,700	4,228,520

Increase (decrease) in cash and cash equivalents during the period	(2,215,469)	608,387
Cash and cash equivalents, beginning of period	22,930,638	27,440,257
Cash and cash equivalents, end of period	$20,715,169	$28,048,644

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended September 30, 2018 and for the three months ended December 31, 2018

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, October 1, 2017	43,330,817	$43,332	$115,689,221	$(91,478,558)	$24,253,995
Shares issued under purchase agreement
Purchase shares	2,383,580	2,384	8,171,536	—	8,173,920
Commitment shares	14,681	15	(15)	—	—
Shares issued pursuant to cashless exercise of options	78,646	78	(78)	—	—
Shares issued pursuant to cashless exercise of warrants	125,748	126	(126)		—
Share based compensation	—	—	5,517,004	—	5,517,004
Net loss	—	—	—	(17,453,409)	(17,453,409)
Balance, September 30, 2018	45,933,472	$45,935	$129,377,542	$(108,931,967)	$20,491,510
Purchase shares	950,000	950	1,993,750	—	1,994,700
Commitment shares	3,584	3	(3)	—	—
Share based compensation	—	—	2,066,987	—	2,066,987
Net loss	—	—	—	(7,333,413)	(7,333,413)
Balance, December 31, 2018	46,887,056	$46,888	$133,438,276	$(116,265,380)	$17,219,784

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

Note 1	Business Description and Basis of Presentation

Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics by applying precision medicine to central nervous system (“CNS”) diseases with high unmet need. Anavex analyzes genomic data from clinical studies to identify biomarkers, which select patients that will receive the therapeutic benefit for the treatment of neurodegenerative and neurodevelopmental diseases. The Company’s lead compound ANAVEX®2-73 is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a rare severe neurological monogenic disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”).

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting. Accordingly, certain information and note disclosures normally included in the annual financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2018 was derived from the audited annual financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2018 filed with the SEC on December 12, 2018. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

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

December 31, 2018

(Unaudited)

Note 1	Business Description and Basis of Presentation – (continued)

The Company believes that its existing cash and cash equivalents, along with existing financial commitments from third parties, will be sufficient to meet its cash commitments for at least the next two years after the date that these condensed consolidated interim financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2018

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

The book value of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of those instruments. At December 31, 2018 and September 30, 2018, the Company did not have any Level 3 assets or liabilities.

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

As of December 31, 2018, loss per share excludes 7,877,145 (September 30, 2018 – 7,185,296) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

Note 2	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard superseded nearly all existing revenue recognition guidance. ASU 2014-09 is effective for the Company on a prospective basis beginning on October 1, 2018. The adoption of this standard did not have a material impact for any period presented and the Company will apply this standard to all future revenues.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on October 1, 2018. The adoption of this standard did not have a material impact for any period presented.

Recent Accounting Pronouncements Not Yet Adopted

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

December 31, 2018

(Unaudited)

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

The grant income is deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three months ended December 31, 2018, the Company recognized $74,528 (2017: $Nil) of this grant on its statement of operations within grant income.

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

The Company has agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company has also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. At December 31, 2018, the Company had incurred $151,133 in legal and accounting fees associated with the Sales Agreement. This amount is included in deferred financing charges at December 31, 2018 and is expected to be reclassified to share capital upon issuance of shares under the Sales Agreement.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

Note 4	Equity Offering Agreements – Continued

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

During the three months ended December 31, 2018, the Company issued to Lincoln Park an aggregate of 953,584 (2017: 1,091,175) shares of common stock under the Purchase Agreement, including 950,000 (2017: 1,083,580) shares of common stock for an aggregate purchase price of $1,994,700 (2017 $8,173,920) and 3,584 (2017: 7,595) commitment shares. At December 31, 2018, an amount of $11,202,907 remained available under the 2015 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

Note 5	Commitments

a)	Lease Commitment

The Company is committed to lease payments totaling $35,011 (September 30, 2018: $70,022) during the fiscal year ending September 30, 2019.

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

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, October 1, 2017	1,609,309	$2.66
Issued	350,000	$4.19
Exercised	(756,143)	$2.96
Expired	(524,787)	$3.00

Balance, September 30, 2018 and December 31, 2018	678,379	$2.87

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

Note 5	Commitments – (Continued)

c)	Share Purchase Warrants – (Continued)

At December 31, 2018, the Company had share purchase warrants outstanding of 678,379, with a weighted average exercise price of $2.87 as follows:

Number	Exercise Price	Expiry Date
30,000	$4.00	February 24, 2019
277,127	$1.20	March 13, 2019
1,252	$1.68	March 13, 2019
12,500	$1.24	May 31, 2019
7,500	$1.04	May 31, 2019
350,000	$4.19	June 30, 2021
678,379

d)	Stock–based Compensation Plan

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

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at October 1, 2017	5,092,030	$4.13
Granted	1,730,000	$2.71	$ 2.09
Forfeited	(164,280)	$3.66
Exercised	(150,833)	$1.18
Outstanding at September 30, 2018	6,506,917	$3.83
Granted	855,399	$2.58	$ 2.07
Forfeited	(163,550)	$2.55
Outstanding at December 31, 2018	7,198,766	$3.71
Exercisable at December 31, 2018	4,359,159	$3.84

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

At December 31, 2018, the following stock options were outstanding:

Number of Shares
Total	Number Vested	Exercise Price	Expiry Date	Aggregate Intrinsic Value	Remaining Contractual Life (yrs)
500,000	500,000	$1.60	July 5, 2023	$—	4.51
37,500	37,500	$1.20	May 7, 2024	13,500	5.35
125,000	125,000	$1.32	May 8, 2024	30,000	5.35
618,750	618,750	$0.92	April 2, 2025	396,000	6.25
29,167	29,167	$1.44	June 8, 2025	3,500	6.44
50,000	50,000	$1.76	June 15, 2025	—	6.46
253,750	253,750	$5.04	September 18, 2025	—	6.72
1,500	1,500	$5.64	September 30, 2025	—	6.75
31,250	31,250	$5.68	October 2, 2025	—	6.75
25,000	25,000	$8.98	October 16, 2025	—	6.79
1,500	1,500	$5.57	December 31, 2025	—	7.00
1,500	1,500	$4.90	March 31, 2026	—	7.25
1,500	1,500	$5.66	April 27, 2026	—	7.32
1,500	1,500	$6.11	June 30, 2026	—	7.50
379,625	284,719	$6.26	July 5, 2026	—	7.51
861,429	646,072	$7.06	July 18, 2026	—	7.55
906,696	906,696	$3.28	September 22, 2026	—	7.73
60,000	45,000	$3.63	October 3, 2026	—	7.76
50,000	16,667	$5.39	February 7, 2027	—	8.10
40,000	26,666	$5.26	February 17, 2027	—	8.13
770,000	449,172	$5.92	May 12, 2027	—	8.36
12,500	6,250	$3.42	August 9, 2027	—	8.61
15,000	7,500	$4.33	September 19, 2027	—	8.72
540,000	180,000	$3.30	December 13, 2027	—	8.95
50,000	—	$2.60	March 2, 2028	—	9.17
200,000	50,000	$2.72	March 19, 2028	—	9.22
657,500	37,500	$2.30	May 15, 2028	—	9.37
150,000	25,000	$2.70	August 6, 2028	—	9.60
828,099	—	$2.58	October 1, 2028	—	9.75
7,198,766	4,359,159			$443,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2018.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock–based Compensation Plan – (Continued)

During the three months ended December 31, 2018, the Company recognized stock-based compensation expense of $2,066,987 (2017: $1,121,985) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	2018	2017
General and administrative	$1,055,588	$571,363
Research and development	1,011,399	550,622
Total share based compensation	$2,066,987	$1,121,985

An amount of approximately $6,020,600 in stock-based compensation is expected to be recorded over the remaining term of such options through June, 2021.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2018	2017
Risk-free interest rate	2.96%	2.26%
Expected life of options (years)	5.45	6.60
Annualized volatility	106.15%	112.27%
Dividend rate	0.00%	0.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “could,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	our ability to generate any revenue or to continue as a going concern;

●	our ability to successfully conduct clinical and preclinical trials for our product candidates;

●	our ability to raise additional capital on favorable terms;

●	our ability to execute our research and development plan on time and on budget;

●	our products ability to demonstrate efficacy or an acceptable safety profile;

●	our ability to obtain the support of qualified scientific collaborators;

●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;

●	our ability to identify and obtain additional product candidates;

●	our reliance on third parties in non-clinical and clinical studies;

●	our ability to defend against product liability claims;

●	our ability to safeguard against security breaches;

●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;

●	our ability to comply with our intellectual property licensing agreements;

●	our ability to defend against claims of intellectual property infringement;

●	our ability to comply with the maintenance requirements of the government patent agencies;

●	our ability to protect our intellectual property rights throughout the world;

●	competition;

●	the anticipated start dates, durations and completion dates of our ongoing and future clinical studies;

●	the anticipated designs of our future clinical studies;

●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates; and

●	our anticipated future cash position.

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, (“FDA”), and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

Financial Highlights

Operating expenses for the first quarter of fiscal 2019 were $7.5 million, compared to $4.1 million for the comparable quarter in fiscal 2018. The operating expenses include an aggregate of $2.1 million, as compared to $1.1 million in fiscal 2018, in non-cash charges related to the issuance and vesting of stock options. The increase in operating expenses is primarily attributable to a $3.0 million increase in research and development expenses from $2.7 million in the first quarter of fiscal 2018 to $5.7 million in the first quarter of fiscal 2019, mainly due to large-scale ANAVEX®2-73 manufacturing expenses and the commencement of the Phase 2b/3 Alzheimer’s disease clinical study and Phase 2 Parkinson’s disease dementia clinical study.

Net loss for the first quarter of fiscal 2019 was $7.3 million, or $0.16 per share, as compared to $4.1 million, or $0.09 per share in the comparative quarter of fiscal 2018.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three months ended December 31, 2018 compared to three months ended December 31, 2017

Operating Expenses

Total operating expenses for the first quarter of fiscal 2019 were $7.5 million, which represents an increase of $3.4 million from the comparable quarter of fiscal 2018.

Research and development expenses for the quarter of were $5.7 million, as compared to $2.7 million in the comparable quarter of fiscal 2018, an increase of approximately 112%. The increase was associated with expenditures incurred in connection with the commencement of clinical studies for ANAVEX®2-73, and expenses associated with large-scale manufacturing of ANAVEX®2-73. Of the $5.7 million, approximately $1.9 million was spent in connection with the clinical stage development of ANAVEX®2-73 and, approximately $0.9 million was spent on preclinical development activities for ANAVEX®2-73 and ANAVEX®3-71. Also, included are non-recurring costs of approximately $1.0 million associated with large-scale manufacturing of ANAVEX®2-73 in quantities reserved for potential future commercial use. As the Company has previously produced sufficient batches of ANAVEX®2-73 for existing clinical studies, it is not expected that the Company will be required to incur additional significant manufacturing costs throughout the remainder of fiscal 2019.

The remainder of research and development activities, approximately $1.9 million, are associated with clinical study personnel and consulting charges, including $1.0 million in non-cash stock-based compensation charges associated with the vesting of options.

Other income

The net amount of other income for the first quarter of fiscal 2019 was $0.15 million as compared to $0.05 million for the comparable quarter of fiscal 2018.

During the quarter we also received a $74,528 installment in grant income from the Rett Syndrome Foundation, which was utilized towards the ANAVEX®2-73 Phase 2 clinical study for Rett syndrome, which is about to commence.

Liquidity and Capital Resources

Working Capital

	December 31, 2018	September 30, 2018
Current Assets	$22,095,679	$24,323,740
Current Liabilities	4,875,895	3,884,626
Working Capital	$17,219,784	$20,439,114

At December 31, 2018, we had $20.7 million in cash and cash equivalents, a decrease of $2.2 million from September 30, 2018. The principal reason for this decrease is due to the increase in cash used in operating activies to $4.2 million, due to the increase in research and development expenditures described above, for the three months ended December 31, 2018, offset by cash received from financing activities of $2.0 million from the issuance of shares of common stock under the Purchase Agreement (as defined below).

Cash Flows

	Three months ended December 31,
	2018	2017
Net cash flows used in operating activities	$(4,160,169)	$(3,620,133)
Net cash flows from financing activities	1,944,700	4,228,520
Increase (decrease) in cash and cash equivalents during the period	$(2,215,469)	$608,387

Cash flow used in operating activities

Net cash used in operating activities for the three months ended December 31, 2018 was $4.2 million, compared to $3.6 million during the comparable period during fiscal 2018. The principal reason for this increase in net cash used from operating activities in the current period is due to the increase in operating expenses, as described above.

Cash flow provided by financing activities

Cash provided by financing activities for the three months ended December 31, 2018 was $1.9 primarily, attributable to cash received from the issuance of common shares at various market prices under the Purchase Agreement.

Cash provided by financing activities for the three months ended December 31, 2017 was $4.2 million, attributable to cash received from the issuance of common shares at various market prices under the Purchase Agreement.

Other Financing

Controlled Equity Offering Sales Agreement

On July 6, 2018, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent ("Cantor Fitzgerald"), pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through Cantor Fitzgerald (the “At-the-Market Offering”).

Upon delivery of a placement notice based on the Company's instructions and subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald may sell shares of common stock by methods deemed to be an "at the market offering" offering, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of the Company. We are not obligated to make any sales of shares under the Sales Agreement. We or Cantor Fitzgerald may suspend or terminate the At-the-Market Offering upon notice to the other party, subject to certain conditions.  Cantor Fitzgerald will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company has agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  We have also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. To date, no shares of common stock have been sold pursuant to the Sales Agreement.

Purchase Agreement

On October 21, 2015, we entered into a Purchase Agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 179,598 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement and shall issue up to 89,799 shares pro rata, when and if Lincoln Park purchases, at our discretion, the $50,000,000 aggregate commitment. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time until September 6, 2019, 36 months after the SEC declared effective the related registration statement.

We may direct Lincoln Park, at our sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park's committed obligation under any single purchase shall not exceed $2,000,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement.

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

We expect that we will be able to continue to fund our operations through existing cash on hand and through equity and debt financing in the future. If we raise additional financing by issuing equity securities, our existing stockholders' ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We prepare our interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended September 30, 2018 as filed with the SEC on December 12, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 "Recent Accounting Pronouncements" in notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a15(d) or 15d15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which our company or our subsidiary is a party or of which any of their property is subject. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder holding more than 5% of our shares, is an adverse party or has a material interest adverse to our or our subsidiary's interest.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully review and consider the risk factors discussed in "Item 1A – Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 12, 2018. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in herein and in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the significant factors that may affect our business and operations as described in "Item 1A – Risk Factors" of the Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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
Date: February 7, 2019

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: February 7, 2019