Form 10-Q
period 2019-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2019-05-09
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒  No

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class			Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	Par Value	$0.001	AVXL	NASDAQ Stock Market LLC

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,115,137 shares of common stock outstanding as of May 8, 2019.

ii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2019 and September 30, 2018

	March 31	September 30,
	2019	2018
	(Unaudited)
Assets
Current
Cash and cash equivalents	$19,457,845	$22,930,638
Sales tax recoverable	76,160	40,171
Prepaid expenses	849,642	1,251,798
Deferred costs	151,133	101,133
Deposits - short term	15,000	—
	20,549,780	24,323,740
Deposits	—	52,396
Total Assets	$20,549,780	$24,376,136

Liabilities and Stockholders’ Equity
Current
Accounts payable and accrued liabilities	$6,370,604	$3,884,626
Total Liabilities	6,370,604	3,884,626

Commitments - Note 5

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
48,173,241 common shares
(September 30, 2018 - 45,933,472)	48,175	45,935
Additional paid-in capital	138,696,975	129,377,542
Subscriptions receivable	(292,700)	—
Accumulated deficit	(124,273,274)	(108,931,967)
Total Stockholders’ Equity	14,179,176	20,491,510
Total Liabilities and Stockholders’ Equity	$20,549,780	$24,376,136

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2019 and 2018
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Operating expenses
General and administrative	$2,061,251	$1,489,450	$3,822,559	$2,887,253
Research and development	6,078,786	3,245,023	11,790,996	5,939,335

Total operating expenses	(8,140,037)	(4,734,473)	(15,613,555)	(8,826,588)

Other income (expenses)
Grant income	74,527	—	149,055	—
Interest income, net	51,465	28,647	130,265	59,023
Foreign exchange gain (loss), net	54,199	(18,337)	49,693	(6,358)

Total other income, net	180,191	10,310	329,013	52,665
Net loss before provision for income taxes	(7,959,846)	(4,724,163)	(15,284,542)	(8,773,923)

Income tax expense	(48,048)	(27,861)	(56,765)	(37,266)

Net loss and comprehensive loss	$(8,007,894)	$(4,752,024)	$(15,341,307)	$(8,811,189)

Loss per share
Basic and diluted	$(0.17)	$(0.11)	$(0.33)	$(0.20)

Weighted average number of shares outstanding
Basic and diluted	47,134,686	44,545,523	46,726,649	44,210,591

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2019 and 2018
(Unaudited)

	2019	2018

Cash Flows used in Operating Activities
Net loss	$(15,341,307)	$(8,811,189)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	3,960,139	2,347,681
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	(35,989)	4,737
Prepaid expenses and deposits	402,156	185,268
Deposits	37,396	—
Accounts payable and accrued liabilities	2,485,978	(167,597)
Net cash used in operating activities	(8,491,627)	(6,441,100)

Cash Flows provided by Financing Activities
Issuance of common shares	5,068,834	4,688,370
Deferred financing charges	(50,000)	(30,943)
Net cash provided by financing activities	5,018,834	4,657,427

Decrease in cash and cash equivalents during the period	(3,472,793)	(1,783,673)
Cash and cash equivalents, beginning of period	22,930,638	27,440,257
Cash and cash equivalents, end of period	$19,457,845	$25,656,584

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended March 31, 2019

(Unaudited)

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total

Three months ended March 31, 2019 and 2018
Balance, January 1, 2019	46,887,056	$46,888	$133,438,276	$—	$(116,265,380)	$17,219,784
Shares issued under purchase agreement
Purchase shares	1,279,592	1,279	3,365,555	(292,700)	—	3,074,134
Commitment shares	6,047	7	(7)	—	—	—

Shares issued pursuant to cashless exercise of warrants	546	1	(1)	—	—	—
Share based compensation	—	—	1,893,152	—	—	1,893,152
Net loss	—	—	—	—	(8,007,894)	(8,007,894)
Balance, March 31, 2019	48,173,241	$48,175	$138,696,975	$(292,700)	$(124,273,274)	$14,179,176

Balance, January 1, 2018	44,421,992	$44,423	$121,038,635	$—	$(95,537,723)	$25,545,335
Shares issued under purchase agreement
Purchase shares	150,000	151	459,699	—	—	459,850
Commitment shares	826	—	—	—	—	—
Shares issued pursuant to cashless exercise of options	970	1	(1)		—	—
Share based compensation	—	—	1,225,696	—	—	1,225,696
Net loss	—	—	—	—	(4,752,024)	(4,752,024)
Balance, March 31, 2018	44,573,788	$44,575	$122,724,029	$—	$(100,289,747)	$22,478,857

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended March 31, 2019

(Unaudited)

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total

Six months ended March 31, 2019 and 2018
Balance, October 1, 2018	45,933,472	$45,935	$129,377,542	$—	$(108,931,967)	$20,491,510
Shares issued under purchase agreement
Purchase shares	2,229,592	2,229	5,359,305	(292,700)	—	5,068,834
Commitment shares	9,631	10	(10)	—	—	—

Shares issued pursuant to cashless exercise of warrants	546	1	(1)	—	—	—
Share based compensation	—	—	3,960,139	—	—	3,960,139
Net loss	—	—	—	—	(15,341,307)	(15,341,307)
Balance, March 31, 2019	48,173,241	$48,175	$138,696,975	$(292,700)	$(124,273,274)	$14,179,176

Balance, October 1, 2017	43,330,817	$43,332	$115,689,221	$—	$(91,478,558)	$24,253,995
Shares issued under purchase agreement
Purchase shares	1,233,580	1,234	4,687,136	—	—	4,688,370
Commitment shares	8,421	8	(8)	—	—	—
Shares issued pursuant to cashless exercise of options	970	1	(1)		—	—
Share based compensation	—	—	2,347,681	—	—	2,347,681
Net loss	—	—	—	—	(8,811,189)	(8,811,189)
Balance, March 31, 2018	44,573,788	$44,575	$122,724,029	$—	$(100,289,747)	$22,478,857

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2019

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting. Accordingly, certain information and note disclosures normally included in the annual financial statements in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2018 was derived from the audited annual financial statements but does not include all disclosures required by US GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2018 filed with the SEC on December 12, 2018. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

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

March 31, 2019

(Unaudited)

Note 1	Business Description and Basis of Presentation – (continued)

The Company believes that its existing cash and cash equivalents, along with existing financial commitments from third parties, will be sufficient to meet its cash commitments for at least the next eighteen months after the date that these condensed consolidated interim financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

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

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2019

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

At March 31, 2019 and September 30, 2018, the Company did not have any Level 3 assets or liabilities.

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

As of March 31, 2019, loss per share excludes 7,655,850 (September 30, 2018 – 7,185,296) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2019

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

March 31, 2019

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

The grant income is deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three and six months ended March 31, 2019, the Company recognized $74,527 and $149,055, respectively (2018: $Nil and $Nil, respectively) of this grant on its statement of operations within grant income.

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

The Company has agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  The Company has also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. At March 31, 2019, the Company had incurred $151,133 in legal and accounting fees associated with the Sales Agreement. This amount is included in deferred financing charges at March 31, 2019 and is expected to be reclassified to share capital upon issuance of shares under the Sales Agreement. At March 31, 2019, no shares have been sold pursuant to the Offering.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2019

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

During the three months ended March 31, 2019, the Company issued to Lincoln Park an aggregate of 2,239,223 (2018: 1,242,001) shares of common stock under the Purchase Agreement, including 2,229,592 (2018: 1,233,580) shares of common stock for an aggregate purchase price of $5,361,534 (2018: $4,688,370) and 9,631 (2018: 8,421) commitment shares. At March 31, 2019, an amount of $7,836,072 remained available under the 2015 Purchase Agreement.

At March 31, 2019, an amount of $292,700 (September 30, 2018: $0) was receivable under the Purchase Agreement in respect of 100,000 purchase shares and 526 commitment shares issued and outstanding. This amount was received subsequent to March 31, 2019.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2019

(Unaudited)

Note 5	Commitments

a)   Litigation

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

b)   Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

		Weighted
		Average
	Number of Shares	Exercise Price
Balance, October 1, 2017	1,609,309	$2.66
Issued	350,000	$4.19
Exercised	(756,143)	$2.96
Expired	(524,787)	$3.00
Balance, September 30, 2018	678,379	$2.87
Exercised	(1,250)	$1.68
Expired	(307,129)	$1.47
Balance, March 31, 2019	370,000	$4.03

During the six months ended March 31, 2019, the Company issued 546 shares in connection with the exercise of 1,250 share purchase warrants on a cashless basis.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2019

(Unaudited)

Note 5	Commitments – (Continued)

c)   Stock–based Compensation Plan

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

A summary of the status of Company’s outstanding stock purchase options is presented below:

		Weighted	Weighted
	Number of	Average	Average Grant	Aggregate
	Shares	Exercise Price	Date Fair Value	intrinsic value
Outstanding at October 1, 2017	5,092,030	$4.13		$5,280,544
Granted	1,730,000	$2.71	$2.09
Forfeited	(164,280)	$3.66
Exercised	(150,833)	$1.18
Outstanding at September 30, 2018	6,506,917	$3.83		$2,353,088
Granted	1,030,399	$2.45	$1.97
Forfeited	(238,966)	$2.86
Outstanding at March 31, 2019	7,298,350	$3.67		$3,642,978
Exercisable at March 31, 2019	5,240,285	$3.73		$2,976,021

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2019.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2019

(Unaudited)

Note 5	Commitments – (Continued)

c)   Stock–based Compensation Plan – (Continued)

During the three and six months ended March 31, 2019, the Company recognized stock-based compensation expense in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
General and administrative	$950,999	$625,679	$2,006,587	$1,197,041
Research and development	942,153	600,017	1,953,552	1,150,640
Total share based compensation	$1,893,152	$1,225,696	$3,960,139	$2,347,681

An amount of approximately $4,546,000 in stock-based compensation is expected to be recorded over the remaining term of such options through June 2021.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2019	2018
Risk-free interest rate	2.91%	2.43%
Expected life of options (years)	5.59	6.57
Annualized volatility	105.96%	112.23%
Dividend rate	0.00%	0.00%

Note 6	Subsequent Events

Subsequent to March 31, 2019,

i)	The Company filed a Certificate of Amendment with the Secretary of State of Nevada to amend the Company’s articles of incorporation to authorize the issuance of 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Board of Directors of the Company shall have the authority to issue shares of preferred stock in one or more series and shall have the authority to establish by duly appointed resolution such voting powers, designations, preferences, limitations and restrictions and relative rights of the preferred shares it deems necessary or advisable.

ii)	On January 15, 2019, the Board approved, subject to stockholder approval, the 2019 Omnibus Incentive Plan (the “2019 Plan”) and, on April 5, 2019, the 2019 Plan was approved the Company’s stockholders. Under the terms of the 2019 Plan, 6,000,000 additional shares of Common Stock are available for issuance under the 2019 Plan, in addition to the shares available under the 2015 Plan. Any awards outstanding under the 2015 Plan or the Company’s 2007 Stock Option Plan (the “2007 Plan”) will remain subject to and be paid under the 2015 Plan or the 2007 Plan, respectively, and any shares subject to outstanding awards under the 2015 Plan or the 2007 Plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2019 Plan.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2019

(Unaudited)

Note 6	Subsequent Events – Continued

iii)	On May 3, 2019 (the “Effective Date”), the Company entered into a Second Amendment to the Employment Agreement (the “Amendment”) with the Company’s Chief Executive Officer (the “CEO”) in his continuing capacity as Chief Executive Officer of the Company. The Amendment amends the Employment Agreement by and between the Company and the CEO, effective July 5, 2013 (the “Employment Agreement”), as amended, and extends the term of the Employment Agreement through July 5, 2022, unless earlier terminated as provided in the Amendment. Pursuant to the terms of the Amendment, the CEO shall receive an annual base salary of $550,000 and is eligible to earn an annual cash target bonus for each whole or partial calendar year of twenty percent of his base salary. Subject to the terms of the Amendment, the CEO will also receive on the Effective Date 750,000 options for shares of the Company’s common stock, one-third of which shall vest on each of July 5, 2020, July 5, 2021 and July 5, 2022. The options shall have an exercise price equal to the closing price of the Company’s common stock on the Effective Date.

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

The following table summarizes key information about our programs:

CANDIDATE
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
ANAVEX®2-73
ALZHEIMER'S DISEASE
PARKINSON'S DISEASE DEMENTIA
*RETT SYNDROME
*INFANTILE SPASMS
FRAGILE X
ANGELMAN'S
ANAVEX®3-71 (AF710B)
*FRONT. DEMENTIA (FTD)
ALZHEIMER'S DISEASE
PARKINSON'S DISEASE
ANAVEX®1-41
DEPRESSION
STROKE
PARKINSON'S DISEASE
ALZHEIMER'S DISEASE
ANAVEX®1066
VISCERAL PAIN
ACUTE & NEUROPATHIC PAIN
ANAVEX®1037
CANCER (PROSTATE & PANCREATIC)

** = Orphan Drug Designation by FDA; fading arrows represent ongoing or planned studies*

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

2D [^{18}F]FTC-146-PET imaging of ANAVEX®2-73

Frontal Cortex
Brain Stem
Dose of ANAVEX2-73:
0 mg /kg
1 mg/kg
10 mg/kg
30 mg/kg

Percent Sigma-1 Receptor Occupancy
100
80
60
40
20
0
0
5
10
15
20
25
30
mg/kg of ANAVEX2-73

Sigma-1 receptor target occupancy study with quantitative PET scan of ANAVEX®2-73

Reyes S et al, AAIC 2018

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

In February 2016, we presented positive preclinical data for ANAVEX®2-73 in Rett syndrome, a rare neurodevelopmental disease. The study was funded by the International Rett Syndrome Foundation (“Rettsyndrome.org”). In January 2017, we were awarded a financial grant from Rettsyndrome.org of a minimum of $0.6 million to cover some of the costs of a multicenter Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. This award is being received in quarterly instalments which commenced during fiscal 2018. Further, in March 2019, the Company commenced a Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. The Phase 2 study is taking place in the United States and is a randomized double-blind, placebo-controlled safety, tolerability, pharmacokinetic and efficacy study of oral liquid ANAVEX®2-73 formulation to treat Rett syndrome. Pharmacokinetic and dose findings will be investigated in a total of 15 patients over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol. This study will be followed by a planned placebo-controlled safety and efficacy evaluation of ANAVEX®2-73 over a 3-month treatment period. Primary and secondary endpoints include safety as well as Rett syndrome conditions such as cognitive impairment, motor impairment, behavioral symptoms and seizure activity. The ANAVEX®2-73 Phase 2 Rett syndrome study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a Alzheimer’s disease study.

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

In October 2018, the Company initiated in Spain, a double-blind, randomized, placebo-controlled Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (PDD), which will study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The Phase 2 study will enroll approximately 120 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The ANAVEX®2-73 Phase 2 PDD study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study.

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

In March 2019, the Company initiated a Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. The Phase 2 study is taking place in the United States and is a randomized double-blind, placebo-controlled safety, tolerability, pharmacokinetic and efficacy study of oral liquid ANAVEX®2-73 formulation to treat Rett syndrome. Pharmacokinetic and dose finding will be investigated in a total of 15 patients over a 7-week treatment period using ANAVEX®2-73-specific genomic precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol. This study is part of a planned Rett syndrome program.

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

Financial Highlights

Operating expenses for the second quarter of fiscal 2019 were $8.1 million, compared to $4.7 million for the comparable quarter in fiscal 2018. The operating expenses include an aggregate of $1.9 million, as compared to $1.2 million in second quarter fiscal 2018, in non-cash charges related to the issuance and vesting of stock options. The increase in operating expenses is primarily attributable to a $2.8 million increase in research and development expenses to $6.1 million in the second quarter of fiscal 2019, mainly due to the commencement of three clinical studies for ANAVEX®2-73, a Phase 2b/3 Alzheimer’s disease clinical study, a Phase 2 Parkinson’s disease dementia clinical study, and a Phase 2 Rett syndrome clinical study.

Net loss for the second quarter of fiscal 2019 was $8.0 million, or $0.17 per share, as compared to $4.8 million, or $0.11 per share in the comparative quarter of fiscal 2018.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three and six months ended March 31, 2019 compared to three and six months ended March 31, 2018

Operating Expenses

Total operating expenses for the second quarter of fiscal 2019 were $8.1 million, compared to $4.7 million for the second quarter of fiscal 2018. Total operating expenses for the first half of fiscal 2019 were $15.6 million compared to $8.8 million for the same period in fiscal 2018. This represents an increase of $3.4 million for the three-month period and $6.8 million for the six months period.

Research and development expenses have increased by $2.8 million to $6.1 million for the three months ended March 31, 2019, and by $5.9 million to $11.8 million for the six-month period ended March 31, 2019, as compared to the applicable prior year periods.

Research and development expenses includes approximately $3.1 million for the three-month period and $6.0 million for the six-month period ended March 31, 2019 spent in connection with the clinical stage development of ANAVEX®2-73. The increases were associated with expenditures incurred in connection with the commencement of three clinical studies for ANAVEX®2-73. During the first half of fiscal 2019, the Company commenced a Phase 2b/3 clinical study for the treatment of Alzheimer’s disease, a Phase 2 study for the treatment of Parkinsons Disease Dementia and a Phase 2 study for the treatment of Rett syndrome. In addition, the Company’s Phase 2a extension study in Alzheimer’s disease continued. Research and development expenses include approximately $1.0 million for the three-month period and $1.9 million for the six-month period spent in preclinical development activities for ANAVEX®2-73 and ANAVEX®3-71.

Other income

The net amount of other income was $0.18 million as compared to $0.0 million for the three-month period ended March 31, 2019 and $0.3 million for the six-month period as compared to $0.05 million for the comparable six-month period in fiscal 2018.

During fiscal 2019 we received $149,055 in grant income from the Rett Syndrome Foundation, which is being utilized towards the ANAVEX®2-73 Phase 2 clinical study for Rett syndrome, which commenced in March 2019.

Liquidity and Capital Resources

Working Capital

	March 31, 2019	September 30, 2018
Current Assets	$20,549,780	$24,323,740
Current Liabilities	6,370,604	3,884,626
Working Capital	$14,179,176	$20,439,114

At March 31, 2019, we had $19.5 million in cash and cash equivalents, a decrease of $3.5 million from September 30, 2018. The principal reason for this decrease is due to an increase in cash utilized in operations to $8.5 million, due to an increase in clinical development activities, as described above, offset by cash received of $5.1 million from the issuance of shares of common stock issued under the Purchase Agreement (as defined below).

Cash Flows

	Six months ended March 31,
	2019	2018
Net cash flows used in operating activities	$(8,491,627)	$(6,441,100)
Net cash flows from financing activities	5,018,834	4,657,427
Decrease in cash and cash equivalents during the period	$(3,472,793)	$(1,783,673)

Cash flow used in operating activities

Net cash used in operating activities for the first six months in fiscal 2019 was $8.5 million, compared to $6.4 million during the comparable period during fiscal 2018. The principal reason for this increase in net cash used from operating activities in the current period is due to the increase in operating expenses, particularly clinical development costs, as described above.

Cash flow provided by financing activities

Cash provided by financing activities for the first six months in fiscal 2019 was $5.0 million, attributable to cash received from the issuance of common shares at various market prices under the Purchase Agreement.

Cash provided by financing activities for the first six months in fiscal 2018 was $4.6 million, attributable to cash received from the issuance of common shares at various market prices under the Purchase Agreement.

Other Financing

Controlled Equity Offering Sales Agreement

On July 6, 2018, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through Cantor Fitzgerald (the “At-the-Market Offering”).

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

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 “Recent Accounting Pronouncements” in notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a) 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On May 3, 2019 (the “Effective Date”), the Company entered into a Second Amendment to the Employment Agreement (the “Amendment”) with the Company’s Chief Executive Officer (the “CEO”) in his continuing capacity as Chief Executive Officer of the Company. The Amendment amends the Employment Agreement by and between the Company and the CEO, effective July 5, 2013 (the “Employment Agreement”), as amended, and extends the term of the Employment Agreement through July 5, 2022, unless earlier terminated as provided in the Amendment. Pursuant to the terms of the Amendment, the CEO shall receive an annual base salary of $550,000 and is eligible to earn an annual cash target bonus for each whole or partial calendar year of twenty percent of his base salary. Subject to the terms of the Amendment, the CEO will also receive on the Effective Date 750,000 options for shares of the Company’s common stock, one-third of which shall vest on each of July 5, 2020, July 5, 2021 and July 5, 2022. The options shall have an exercise price equal to the closing price of the Company’s common stock on the Effective Date.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1*	Articles of Incorporation, as amended
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1*	Certification of Christopher Missling, PhD and Sandra Boenisch.
(10)	Material Contracts
10.1*	Second Amendment to Employment Agreement by and between Anavex Life Sciences Corp. and Christopher Missling, PhD, dated May 3, 2019
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2019

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: May 8, 2019