Form 10-Q
period 2019-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2019-08-07
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,650,521 shares of common stock outstanding as of August 7, 2019.

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2019 and September 30, 2018

	June 30,	September 30,
	2019	2018
	(Unaudited)
Assets
Current
Cash and cash equivalents	$21,249,206	$22,930,638
Sales tax recoverable	93,314	40,171
Prepaid expenses	459,618	1,251,798
Deposits - short term	15,000	-
	21,817,138	24,222,607
Deferred costs	151,133	101,133
Deposits	-	52,396
Total Assets	$21,968,271	$24,376,136

Liabilities and Stockholders’ Equity
Current
Accounts payable and accrued liabilities	$4,336,607	$3,884,626
Total Liabilities	4,336,607	3,884,626

Commitments - Note 5

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share 100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
51,509,871 common shares (September 30, 2018 - 45,933,472)	51,511	45,935
Additional paid-in capital	148,927,688	129,377,542
Accumulated deficit	(131,347,535)	(108,931,967)
Total Stockholders’ Equity	17,631,664	20,491,510
Total Liabilities and Stockholders’ Equity	$21,968,271	$24,376,136

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2019 and 2018

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Operating expenses
General and administrative	$1,388,729	$1,620,379	$5,211,287	$4,507,632
Research and development	5,758,446	2,997,634	17,549,442	8,936,969

Total operating expenses	(7,147,175)	(4,618,013)	(22,760,729)	(13,444,601)

Other income (expenses)
Grant income	74,944	74,528	223,999	74,528
Research and development incentive income	-	1,629,513	-	1,629,513
Interest income, net	34,838	112,226	165,103	171,249
Gain on settlement of accounts payable	36,978		36,978	-
Financing related charges	-	(30,943)	-	(30,943)
Foreign exchange gain (loss), net	(54,546)	(16,475)	(4,854)	(22,833)
Total other income, net	92,214	1,768,849	421,226	1,821,514
Net loss before provision for income taxes	(7,054,961)	(2,849,164)	(22,339,503)	(11,623,087)

Income tax expense	(19,300)	-	(76,065)	(37,266)

Net loss and comprehensive loss	$(7,074,261)	$(2,849,164)	$(22,415,568)	$(11,660,353)

Loss per share
Basic and diluted	$(0.14)	$(0.06)	$(0.47)	$(0.26)

Weighted average number of shares outstanding
Basic and diluted	49,622,465	45,212,074	47,691,921	44,365,683

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash Flows used in Operating Activities
Net loss	$(22,415,568)	$(11,660,353)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	5,194,343	4,025,412
Changes in non-cash working capital balances related to operations:
Sales tax recoverable	(53,143)	3,603
Prepaid expenses and deposits	792,180	(522,632)
Deposits	37,396	-
Accounts payable and accrued liabilities	451,981	(375,264)
Net cash used in operating activities	(15,992,811)	(8,529,234)

Cash Flows provided by Financing Activities
Issuance of common shares	14,361,379	6,966,569
Deferred financing charges	(50,000)	(50,000)
Net cash provided by financing activities	14,311,379	6,916,569

Decrease in cash and cash equivalents during the period	(1,681,432)	(1,612,665)
Cash and cash equivalents, beginning of period	22,930,638	27,440,257
Cash and cash equivalents, end of period	$21,249,206	$25,827,592

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2019 and 2018
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Common Shares to be Issued	Accumulated Deficit	Total

Balance, April 1, 2019	48,173,241	$48,175	$138,696,975	$(292,700)	$(124,273,274)	$14,179,176
Shares issued under 2015 Purchase Agreement
Purchase shares	2,619,403	2,619	7,833,451	292,700	-	8,128,770
Commitment shares	14,070	14	(14)	-	-	-
Shares issued under 2019 Purchase Agreement
Purchase shares	375,000	375	1,163,400	-	-	1,163,775
Commitment shares	328,157	328	(328)	-	-	-
Shares issued pursuant to cashless exercise of warrants	-	-	-	-	-	-
Share based compensation	-	-	1,234,204	-	-	1,234,204
Net loss	-	-	-	-	(7,074,261)	(7,074,261)
Balance, June 30, 2019	51,509,871	$51,511	$148,927,688	$-	$(131,347,535)	$17,631,664

Balance, April 1, 2018	44,573,788	$44,575	$122,724,029	$-	$(100,289,747)	$22,478,857
Shares issued under 2015 Purchase Agreement
Purchase shares	650,000	649	2,277,550	-	-	2,278,199
Commitment shares	4,093	5	(5)	-	-	-
Shares issued pursuant to cashless exercise of options	86,274	86	(86)		-	-
Share based compensation	-	-	1,677,731	-	-	1,677,731
Net loss	-	-	-	-	(2,849,164)	(2,849,164)
Balance, June 30, 2018	45,314,155	$45,315	$126,679,219	$-	$(103,138,911)	$23,585,623

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended June 30, 2019 and 2018
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Common Shares to be Issued	Accumulated Deficit	Total

Balance, October 1, 2018	45,933,472	$45,935	$129,377,542	$-	$(108,931,967)	$20,491,510
Shares issued under 2015 Purchase Agreement
Purchase shares	4,848,995	4,849	13,192,755	-	-	13,197,604
Commitment shares	23,701	27	(27)	-	-	-
Shares issued under 2019 Purchase Agreement
Purchase shares	375,000	375	1,163,400	-	-	1,163,775
Commitment shares	328,157	324	(324)	-	-	-
Shares issued pursuant to cashless exercise of warrants	546	1	(1)	-	-	-
Share based compensation	-	-	5,194,343	-	-	5,194,343
Net loss	-	-	-	-	(22,415,568)	(22,415,568)
Balance, June 30, 2019	51,509,871	$51,511	$148,927,688	$-	$(131,347,535)	$17,631,664

Balance, October 1, 2017	43,330,817	$43,332	$115,689,221	$-	$(91,478,558)	$24,253,995
Shares issued under 2015 Purchase Agreement
Purchase shares	1,883,580	1,883	6,964,686	-	-	6,966,569
Commitment shares	12,514	13	(13)	-	-	-
Shares issued pursuant to cashless exercise of options	87,244	87	(87)		-	-
Share based compensation	-	-	4,025,412	-	-	4,025,412
Net loss	-	-	-	-	(11,660,353)	(11,660,353)
Balance, June 30, 2018	45,314,155	$45,315	$126,679,219	$-	$(103,138,911)	$23,585,623

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2019

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain information and note disclosures normally included in the annual financial statements in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2018 was derived from the audited annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2018 filed with the SEC on December 12, 2018. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

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

June 30, 2019

(Unaudited)

Note 1	Business Description and Basis of Presentation – (continued)

The Company believes that its existing cash and cash equivalents, along with existing financial commitments from third parties, will be sufficient to meet its cash commitments for in excess of two years after the date these condensed consolidated interim financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

Other than our rights related to the Sales Agreement (Note 4) and the 2019 Purchase Agreement (Note 4), there can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, the Company will be forced to delay or scale down some or all of its research and development activities.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2019

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

At June 30, 2019 and September 30, 2018, the Company did not have any Level 3 assets or liabilities.

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

As of June 30, 2019, loss per share excludes 8,818,766 (September 30, 2018 – 7,185,296) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Reclassifications

Certain amounts from the prior year have been reclassified to conform to the current year’s presentation.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2019

(Unaudited)

Note 2	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard superseded nearly all existing revenue recognition guidance. ASU 2014-09 was effective for the Company on a prospective basis beginning on October 1, 2018. The adoption of this standard did not have a material impact for any period presented.

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

June 30, 2019

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

The grant income is deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three and nine months ended June 30, 2019, the Company recognized $74,944 and $223,999, respectively (2018: $74,528 and $74,528, respectively) of this grant on its statement of operations within grant income.

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

The Company has agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  The Company has also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. At June 30, 2019, the Company had incurred $151,133 in legal and accounting fees associated with the Sales Agreement. This amount is included in deferred financing charges at June 30, 2019 and is expected to be reclassified to share capital upon issuance of shares under the Sales Agreement. At June 30, 2019, no shares have been sold pursuant to the Offering.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2019

(Unaudited)

Note 4	Equity Offering Agreements – Continued

2015 Purchase Agreement

On October 21, 2015, the Company entered into a $50,000,000 purchase agreement (the “2015 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time over a 36-month period.

During the nine months ended June 30, 2019, the Company issued to Lincoln Park an aggregate of 4,872,696 (2018: 1,896,094) shares of common stock under the Purchase Agreement, including 4,848,995 (2018: 1,883,580) shares of common stock for an aggregate purchase price of $13,197,604 (2018: $6,966,569) and 23,701 (2018: 12,514) commitment shares. At June 30, 2019, all remaining purchase amounts available under the 2015 Purchase Agreement have been utilized. As such, no further shares will be sold under the 2015 Purchase Agreement.

2019 Purchase Agreement

On June 7, 2019, the Company entered into a $50,000,000 purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park, which succeeded the Company’s 2015 Purchase Agreement, pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time over a 36-month period starting from the effective date of the respective registration statement, to June 12, 2022.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 200,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park’s committed obligation under any single purchase shall not exceed $2,000,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the 2019 Purchase Agreement.

The 2019 Purchase Agreement limits the Company’s sale shares of Common Stock to Lincoln Park to 10,076,680 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the date of the 2019 Purchase Agreement unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the 2019 Purchase Agreement equals or exceeds the lower of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the Execution Date or (B) the average of the closing price of the Common Stock on the Nasdaq Capital Market for the five Business Days immediately preceding the Execution Date.

In consideration for entering into the 2019 Purchase Agreement, the Company issued to Lincoln Park 324,383 shares of common stock as a commitment fee and agreed to issue up to 162,191 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment.

During the nine months ended June 30, 2019, the Company issued to Lincoln Park an aggregate of 703,157 (2018: Nil) shares of common stock under the Purchase Agreement, including 375,000 (2018: Nil) shares of common stock for an aggregate purchase price of $1,163,775 (2018: $Nil) and 328,157 (2018: Nil) commitment shares. At June 30, 2019, an amount of $48,836,225 remained available under the 2019 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2019

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

b)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, October 1, 2017	1,609,309	$2.66
Issued	350,000	$4.19
Exercised	(756,143)	$2.96
Expired	(524,787)	$3.00
Balance, September 30, 2018	678,379	$2.87
Exercised	(1,250)	$1.68
Expired	(319,629)	$1.46
Balance, June 30, 2019	357,500	$4.12

During the nine months ended June 30, 2019, the Company issued 546 shares in connection with the exercise of 1,250 share purchase warrants on a cashless basis.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2019

(Unaudited)

Note 5	Commitments – (Continued)

c)	Stock–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s board of directors (the “Board”) approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan is 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization.

The 2015 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the board of directors at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2015 Plan.

2019 Stock Option Plan

On January 15, 2019, the Board approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees, consultants and advisors of the Company. Under the terms of the 2019 Plan, 6,000,000 additional shares of Common Stock are available for issuance under the 2019 Plan, in addition to the shares available under the 2015 Plan. Any awards outstanding under the 2015 Plan or the Company’s 2007 Stock Option Plan (the “2007 Plan”) will remain subject to and be paid under the 2015 Plan or the 2007 Plan, respectively, and any shares subject to outstanding awards under the 2015 Plan or the 2007 Plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2019 Plan.

The 2019 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the board of directors at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2019 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2019 Plan.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2019

(Unaudited)

Note 5	Commitments – (Continued)

c)	Stock–based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate intrinsic value
Outstanding at October 1, 2017	5,092,030	$4.13		$5,280,544
Granted	1,730,000	$2.71	$2.09
Forfeited	(164,280)	$3.66
Exercised	(150,833)	$1.18
Outstanding at September 30, 2018	6,506,917	$3.83		$2,353,088
Granted	2,240,399	$2.79	$2.27
Forfeited	(286,050)	$3.30
Outstanding at June 30, 2019	8,461,266	$3.58		$5,196,106
Exercisable at June 30, 2019	5,460,583	$3.79		$3,798,337

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2019.

During the three and nine months ended June 30, 2019, the Company recognized stock-based compensation expense in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
General and administrative	$579,636	$802,592	$2,586,223	$1,999,633
Research and development	654,568	875,139	2,608,120	2,025,779
Total share based compensation	$1,234,204	$1,677,731	$5,194,343	$4,025,412

An amount of approximately $6,446,000 in stock-based compensation is expected to be recorded over the remaining term of such options through June 2022.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2019	2018
Risk-free interest rate	2.51%	2.73%
Expected life of options (years)	6.04	6.84
Annualized volatility	104.51%	108.67%
Dividend rate	0.00%	0.00%

Note 6	Subsequent Events

Subsequent to June 30, 2019, the Company received research and development incentive income of $1,658,277 (AUD 2,360,201). This amount will be recognized as other income during the Company’s fourth quarter, in accordance with the Company’s accounting policy which requires the Company to recognize such income in the period in which it is received.

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

Alzheimer’s Disease

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

Rett Syndrome

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

In March 2019, the Company commenced a Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. The study is the first in a planned Anavex Rett syndrome program in a range of patient age demographics and geographic regions. The Phase 2 study is taking place in the United States and is a randomized double-blind, placebo-controlled safety, tolerability, pharmacokinetic and efficacy study of oral liquid ANAVEX®2-73 formulation to treat Rett syndrome. Pharmacokinetic and dose findings will be investigated in a total of 15 patients over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol. This study is being followed by a placebo-controlled safety and efficacy evaluation of ANAVEX®2-73 over a 3-month treatment period. Primary and secondary endpoints include safety as well as Rett syndrome conditions such as cognitive impairment, motor impairment, behavioral symptoms and seizure activity. The ANAVEX®2-73 Phase 2 Rett syndrome study designs incorporate genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a Alzheimer’s disease study.

In June 2019, the Company commenced a Phase 2 double-blind, randomized, placebo-controlled study of ANAVEX®2-73 for the treatment of Rett syndrome, called AVATAR. The Phase 2 study is taking place in Australia and is using a convenient once-daily oral liquid ANAVEX®2-73 formulation. Similar to the United States based Phase 2 study for Rett syndrome, the study will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 30 patients over a 7-week treatment period including ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

Parkinson’s Disease

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

In June 2019, the Company commenced a Phase 2 double-blind, randomized, placebo-controlled study of ANAVEX®2-73 for the treatment of Rett syndrome, called AVATAR. The Phase 2 study is taking place in Australia and is using a convenient once-daily oral liquid ANAVEX®2-73 formulation. Similar to the United States based Phase 2 study for Rett syndrome, the study will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 30 patients over a 7-week treatment period including ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol

In May 2016 and June 2016, the FDA granted Orphan Drug Designation to ANAVEX®2-73 for the treatment of Rett syndrome and infantile spasms, respectively.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2018, an estimated 5.5 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.1 million Americans will be afflicted by the disease, about a 29 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is set to expand from $2.1 billion in 2014 to $3.2 billion by 2021, according to business intelligence provider GBI Research.

●	Rett syndrome - Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

●	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs. GBI Research estimated that the epilepsy market will be $4.5 billion by 2019.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $13.5 billion in 2024 according to Datamonitor Healthcare.

●	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 55,000 new cases of pancreatic cancer will be diagnosed this year and approximately 44,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries will increase to $2.9 billion by 2021.

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

Financial Highlights

Operating expenses for the third quarter of fiscal 2019 were $7.1 million, compared to $4.6 million for the comparable quarter in fiscal 2018. The operating expenses include an aggregate of $1.2 million, as compared to $1.7 million in third quarter fiscal 2018, in non-cash charges related to the issuance and vesting of stock options. The increase in operating expenses is primarily attributable to a $2.8 million increase in research and development expenses to $5.8 million in the third quarter of fiscal 2019, mainly due to the commencement of three clinical studies for ANAVEX®2-73, a Phase 2b/3 Alzheimer’s disease clinical study, a Phase 2 Parkinson’s disease dementia clinical study, and a Phase 2 Rett syndrome clinical study.

Net loss for the third quarter of fiscal 2019 was $7.1 million, or $0.14 per share, as compared to $2.8 million, or $0.06 per share in the comparative quarter of fiscal 2018.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three and nine months ended June 30, 2019 compared to three and nine months ended June 30, 2018

Operating Expenses

Total operating expenses for the third quarter of fiscal 2019 were $7.1 million, compared to $4.6 million for the third quarter of fiscal 2018. Total operating expenses for the nine months ended June 30, 2019 were $22.8 million compared to $13.4 million for the same period in fiscal 2018. This represents an increase of $2.5 million for the three-month period and $9.4 million for the nine-month period.

Research and development expenses have increased by $2.8 million to $5.8 million for the three months ended June 30, 2019, and by $8.6 million to $17.5 million for the nine-month period ended June 30, 2019, as compared to the applicable prior year periods.

Research and development expenses includes approximately $3.7 million for the three-month period and $9.7 million for the nine-month period ended June 30, 2019 spent in connection with the clinical stage development of ANAVEX®2-73. The increases were associated with expenditures incurred in connection with the commencement of three clinical studies for ANAVEX®2-73. During fiscal 2019, the Company has commenced a Phase 2b/3 clinical study for the treatment of Alzheimer’s disease, a Phase 2 clinical study for the treatment of Parkinsons Disease Dementia and a Phase 2 clinical study program for the treatment of Rett syndrome. In addition, the Company’s Phase 2a extension study in Alzheimer’s disease continues. Research and development expenses include approximately $0.4 million for the three-month period and $2.3 million for the nine-month period spent in preclinical development activities for ANAVEX®2-73 and ANAVEX®3-71.

Other income

The net amount of other income was $0.1 million for the three-month period ended June 30, 2019, as compared to $1.8 million for the comparable three-month period in fiscal 2018 and $0.4 million for the nine-month period ended June 30, 2019 as compared to $1.8 million for the comparable nine-month period in fiscal 2018. The decline in other income was due to the delay in receipt of the Australian research and development incentive income. This income was received during the fourth quarter of fiscal 2019 as compared to the third fiscal quarter of fiscal 2018.

During fiscal 2019 we have received $0.2 million in grant income from the Rett Syndrome Foundation, which is being utilized towards the ANAVEX®2-73 Phase 2 clinical study for Rett syndrome, which commenced in March 2019.

Liquidity and Capital Resources

Working Capital

	June 30, 2019	September 30, 2018
Current Assets	$21,817,138	$24,222,607
Current Liabilities	4,336,607	3,884,626
Working Capital	$17,480,531	$20,337,981

At June 30, 2019, we had $21.2 million in cash and cash equivalents, a decrease of $1.7 million from September 30, 2018. The principal reason for this decrease is due to an increase in cash utilized in operations to $16.0 million, due to an increase in clinical development activities, as described above, offset by cash received of $14.4 million from the issuance of shares of common stock issued under the 2015 Purchase Agreement and 2019 Purchase Agreement (as defined below).

Cash Flows

	Nine months ended June 30,
	2019	2018
Net cash flows used in operating activities	$(15,992,811)	$(8,529,234)
Net cash flows from financing activities	14,311,379	6,916,569
Decrease in cash and cash equivalents during the period	$(1,681,432)	$(1,612,665)

Cash flow used in operating activities

Net cash used in operating activities for the first nine months in fiscal 2019 was $16.0 million, compared to $8.5 million during the comparable period during fiscal 2018. The principal reason for this increase in net cash used from operating activities in the current period is due to the increase in operating expenses, particularly clinical development costs, as described above.

Cash flow provided by financing activities

Cash provided by financing activities for the first nine months in fiscal 2019 was $14.3 million, attributable to cash received from the issuance of common shares at various market prices under the 2015 Purchase Agreement and 2019 Purchase Agreement.

Cash provided by financing activities for the first nine months in fiscal 2018 was $6.9 million, attributable to cash received from the issuance of common shares at various market prices under the 2015 Purchase Agreement.

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

Purchase Agreement

On June 7, 2019, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the 2019 Purchase Agreement, we issued 324,383 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the 2019 Purchase Agreement and shall issue up to 162,191 shares pro rata, when and if Lincoln Park purchases, at our discretion, the $50,000,000 aggregate commitment. The purchase shares that may be sold pursuant to the 2019 Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time until July 1, 2022.

We may direct Lincoln Park, at our sole discretion, and subject to certain conditions, to purchase up to 200,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that Lincoln Park’s committed obligation under any single purchase shall not exceed $2,000,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the 2019 Purchase Agreement.

The 2019 Purchase Agreement limits the Company’s sale shares of Common Stock to Lincoln Park to 10,076,680 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the date of the 2019 Purchase Agreement unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the 2019 Purchase Agreement equals or exceeds the lower of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the Execution Date or (B) the average of the closing price of the Common Stock on the Nasdaq Capital Market for the five Business Days immediately preceding the Execution Date.

Upon entering into the 2019 Purchase Agreement, we maintained the ability to direct Lincoln Park to purchase shares of common stock under our existing Purchase Agreement with Lincoln Park, dated October 21, 2015 (the “2015 Purchase Agreement”) until the earlier of (i) September 6, 2019 (ii) such time as we terminate the 2015 Purchase Agreement or (iii) such time as all of the shares of common stock remaining registered and available for purchase under the 2015 Purchase Agreement have been sold to Lincoln Park. At June 30, 2019, all remaining purchase amounts available under the 2015 Purchase Agreement have been utilized.

Liquidity

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a) 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
(4)	Instruments defining rights of security holders, including indentures
4.1	Registration Rights Agreement, dated as of June 7, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 4.1 of Form 8-K filed on June 12, 2019)
(10)	Material Contracts
10.1	Purchase Agreement, dated as of June 7, 2019 by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 12, 2019)
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1*	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/ Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2019

/s/ Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 7, 2019