Form 10-K
period 2019-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2019-12-16
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number: 001-37606

ANAVEX LIFE SCIENCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0608404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 W 52nd Street, 7th Floor, New York, NY USA	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 1-844-689-3939

Securities registered under Section 12(b) of the Act:

Common Stock, $0.001 par value	AVXL	NASDAQ Stock Market LLC
Title of each class	Trading Symbol	Name of each exchange on which registered

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $139,768,112 based on a price of $3.05 per share, being the closing price of the registrant’s common stock on March 31, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 56,123,076 issued and outstanding as of December 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “could,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

•	our ability to generate any revenue or to continue as a going concern;
•	our ability to successfully conduct clinical and preclinical trials for our product candidates;
•	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;
•	our ability to execute our research and development plan on time and on budget;
•	our products ability to demonstrate efficacy or an acceptable safety profile of our product candidates;
•	our ability to obtain the support of qualified scientific collaborators;
•	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;
•	our ability to identify and obtain additional product candidates;
•	our reliance on third parties in non-clinical and clinical studies;
•	our ability to defend against product liability claims;
•	our ability to safeguard against security breaches;
•	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;
•	our ability to comply with our intellectual property licensing agreements;
•	our ability to defend against claims of intellectual property infringement;
•	our ability to comply with the maintenance requirements of the government patent agencies;
•	our ability to protect our intellectual property rights throughout the world;
•	competition;
•	the anticipated start dates, durations and completion dates of our ongoing and future clinical studies;
•	the anticipated designs of our future clinical studies;
•	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates; and
•	our anticipated future cash position.

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

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,”, “Company” and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

iii

PART I

ITEM 1. BUSINESS

Overview and Strategy

Anavex Life Sciences Corp. is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics by applying precision medicine to central nervous system (“CNS”) diseases with high unmet need. We analyze genomic data from clinical studies to identify biomarkers, which we use to select patients that will receive the therapeutic benefit for the treatment of neurodegenerative and neurodevelopmental diseases.

Our lead compound, ANAVEX®2-73, is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a rare severe neurological monogenic disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”).

Our total portfolio currently consists of five programs. To prioritize the allocation of our resources, we designate certain programs as core programs and others as seed programs. We currently have two core programs and three seed programs. Our core programs are at various stages of clinical and preclinical development, in neurodegenerative and neurodevelopmental diseases.

The following table summarizes key information about our programs:

Anavex has a portfolio of compounds varying in sigma-1 receptor (S1R) binding activities. The SIGMAR1 gene encodes the S1R protein, which is an intracellular chaperone protein with important roles in cellular communication. S1R is also involved in transcriptional regulation at the nuclear envelope and restores homeostasis and stimulates recovery of cell function when activated. In order to validate the ability of our compounds to activate quantitatively the S1R, we performed, in collaboration with Stanford University, a quantitative Positron Emission Tomography (PET) imaging scan in mice, which demonstrated a dose-dependent ANAVEX®2-73 target engagement or receptor occupancy (RO) with S1R in the brain.

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

ANAVEX®2-73-specific Biomarkers

A full genomic analysis of Alzheimer’s disease (AD) patients treated with ANAVEX®2-73 resulted in the identification of actionable genetic variants. A significant impact of the genomic biomarkers SIGMAR1, the direct target of ANAVEX®2-73 and COMT, a gene involved in memory function, on the drug response level was identified, leading to an early ANAVEX®2-73-specific biomarker hypothesis. It is expected that excluding patients with these two identified biomarker variants (approximately 10%-20% of the population) in prospective studies would identify approximately 80%-90% patients that would display clinically significant improved functional and cognitive scores. The consistency between the identified DNA and RNA data related to ANAVEX®2-73, which are considered independent of AD pathology, as well as multiple endpoints and time-points, provides support for precision medicine clinical development of ANAVEX®2-73 by using genetic biomarkers identified within the study population itself to target patients who are most likely to respond to ANAVEX®2-73 treatment in AD as well as indications like Parkinson’s disease dementia (PDD) or Rett syndrome (RTT) in which ANAVEX®2-73 is currently studied.

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

A larger Phase 2b/3 double-blind, placebo-controlled study of ANAVEX®2-73 in Alzheimer’s disease commenced in August 2018, which is independent of the ongoing Phase 2a extension study. The Phase 2b/3 study will enroll approximately 450 patients for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial is currently taking place in Australia; however, additional regions are being added. The ANAVEX®2-73 Phase 2b/3 study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. Primary and secondary endpoints will assess safety and both cognitive and functional efficacy, measured through Alzheimer’s Disease Assessment Scale – Cognition (ADAS-Cog), ADCS-ADL and Clinical Dementia Rating – Sum of Boxes for cognition and function (CDR-SB).

In October 2019, we initiated a long-term open label extension study, entitled the ATTENTION-AD study, for patients who have completed the 48-week Phase 2b/3 placebo-controlled trial. This study is expected to last two years and will give patients the opportunity to continue their treatment.

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

In March 2019, we commenced the first Phase 2 clinical trial in a planned Rett syndrome program of ANAVEX®2-73 for the treatment of Rett syndrome. The studies will be conducted in a range of patient age demographics and geographic regions.

The first Phase 2 study, which commenced in March 2019, is taking place in the United States and is a randomized double-blind, placebo-controlled safety, tolerability, pharmacokinetic and efficacy study of oral liquid ANAVEX®2-73 formulation to treat Rett syndrome. Pharmacokinetic and dose findings will be investigated in a total of 21 patients over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol. Primary and secondary endpoints include safety as well as Rett syndrome conditions such as cognitive impairment, motor impairment, behavioral symptoms and seizure activity. The ANAVEX®2-73 Phase 2 Rett syndrome study designs incorporate genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a Alzheimer’s disease study.

In June 2019, we commenced the second Phase 2 study of ANAVEX®2-73 for the treatment of Rett syndrome, called the AVATAR study. This study is taking place in Australia using a convenient once-daily oral liquid ANAVEX®2-73 formulation. Similar to the United States-based Phase 2 study for Rett syndrome, the study will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 33 patients over a 7-week treatment period including ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

In September 2019, we announced approval from the Australian Human Research Ethics Committee to commence the third study of ANAVEX®2-73 for the treatment of Rett syndrome, called the EXCELLENCE study. Similar to the AVATAR study, this study is taking place in Australia and is using a convenient once-daily oral liquid ANAVEX®2-73 formulation. The study will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 69 pediatric patients, aged 5 to 18, over a 12-week treatment period incorporating ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

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

In October 2018, we initiated a double-blind, randomized, placebo-controlled Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (PDD), which will study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The Phase 2 study will enroll approximately 120 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The ANAVEX®2-73 Phase 2 PDD study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. The study is currently taking place in Spain and Australia.

Our Pipeline

Our research and development pipeline includes ANAVEX®2-73 currently in three different clinical studies, and several other compounds in different stages of pre-clinical study.

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

In March 2019, we commenced the first Phase 2 clinical trial in a planned Rett syndrome program of ANAVEX®2-73 for the treatment of Rett syndrome. The studies will be conducted in a range of patient age demographics and geographic regions, as more fully described above under Clinical Studies Overview – Rett Syndrome.

In May 2016 and June 2016, the FDA granted Orphan Drug Designation to ANAVEX®2-73 for the treatment of Rett syndrome and infantile spasms, respectively. Further, in November 2019, the FDA granted to ANAVEX®2-73 the Rare Pediatric Disease (RPD) designation for the treatment of Rett syndrome. The RPD designation provides priority review by the FDA to encourage the development of treatments for rare pediatric diseases.

For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a disease modifying animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. In July 2018 the Company received approval from the Spanish Agency for Medicinal Products and Medical Devices (AEMPS), to initiate its Phase 2, double-blind, placebo-controlled 14-week trial of the safety and efficacy of ANAVEX®2-73 for the treatment of Parkinson’s disease dementia. The Phase 2 study commenced in October 2018 and will enroll 120 patients, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo, in up to 24 clinical study sites across Spain and Australia.

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

In December 2014, a Phase 2a clinical trial was initiated for ANAVEX®2-73, for the treatment of Alzheimer’s disease. The open-label randomized trial was designed to assess the safety and exploratory efficacy of ANAVEX®2-73 in 32 patients with mild-to-moderate Alzheimer’s disease. ANAVEX®2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

•	Alzheimer’s disease – In 2019, an estimated 5.8 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.2 million Americans will be afflicted by the disease, about a 24 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

•	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is set to expand to $3.2 billion by 2021, according to business intelligence provider GBI Research.

•	Rett syndrome - Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

•	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

•	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, epilepsy affects 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

•	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

•	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

•	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $13.5 billion in 2024 according to Datamonitor Healthcare.

•	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 55,000 new cases of pancreatic cancer will be diagnosed this year and approximately 44,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries will increase to $2.9 billion by 2021.

Competition

The pharmaceutical industry is intensely competitive.

At this time, our competitors are other biomedical development companies that are trying to discover and develop compounds to be used in the treatment of Alzheimer’s disease and other CNS diseases, and those companies already doing so. Those companies include Biogen (NASDAQ:BIIB), Perrigo Company Plc (NYSE:PRGO), Pfizer Inc. (NYSE:PFE), Allergan Plc (NYSE:AGN), Novartis AG (NYSE:NVS), GlaxoSmithKline Plc (NYSE:GSK), Merck & Co. Inc. (NYSE:MRK), Eli Lilly & Co. (NYSE: LLY), Johnson & Johnson (NYSE:JNJ) and Roche Holding AG (VTX:ROG). For additional discussion of the risks related to competition, see Item 1A “Risk Factors.”

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to eight U.S. patents, eight U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors.  This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own two issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these two patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these two patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. This patent is expected to expire in October 2035, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays.

We also own one issued patent with claims directed to methods for treating or preventing pain with ANAVEX®1066. This patent is expected to expire in November 2036, absent any patent term extension for regulatory delays.

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

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

•	non-clinical laboratory tests, non-clinical studies in animals, formulation studies and the submission to the FDA of an IND;
•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;
•	the submission of a new drug application, or NDA, or biologic license application, or BLA, to the FDA; and
•	FDA review and approval of the New Drug Application (NDA) or biologics license application (BLA).

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

Research and Development Expenses

Historically, a significant portion of our operating expenses has related to research and development. See our Consolidated Financial Statements contained elsewhere in this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2019 and 2018.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions.

Employees

We currently have sixteen full-time employees, and we retain several independent contractors on a regular or as-needed basis. We believe that we have good relations with our employees.

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

Risks Related to our Company

We have had a history of losses and no revenue, and we are dependent on financing cash flows to support our research and development activities.

Since inception through September 30, 2019, we have an accumulated a deficit of over $133 million. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. As a result, our management expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, our business might become profitable. We believe that our existing cash and cash equivalents, along with existing financial commitments from third parties, will be sufficient to meet our cash commitments for in excess of two years after the date of this filing. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs and the level of financial resources available. We have the ability to adjust our operating plan spending levels based on the timing of future clinical trials. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We have identified a material weakness in our internal control over financial reporting related to accounting for the Australian research and development incentive program

During the preparation of our financial statements for the year ended September 30, 2019, we identified an adjustment regarding our accounting for research and development incentive income associated with the Australian research and development incentive program. Specifically, previously the Company accounted for research and development incentive income when received in cash. During the preparation of our financial statements for the year ended September 30, 2019, we determined, based on a continuing assessment of the Company’s eligibility for the incentive programs under which it was receiving such income, that the income should have been accrued and recorded earlier, specifically in the period in which the qualifying research and development expenditures were incurred. The cumulative impact of adjusting the above noted historical amounts resulted in a decrease in our reported net loss for the year ended September 30, 2018, as well as an increase in the reported assets as of September 30, 2018. As a result of the adjustment, we identified a material weakness in our internal control over financial reporting related to the accounting of the Australian research and development incentive program during the year ended September 30, 2019. Please refer to Item 9A Controls and Procedures.

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

All of our potential drug compounds will require extensive additional research and development, including non-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. In particular, human therapeutic products are subject to rigorous non-clinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in other countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. We cannot predict if or when any of the potential drug compounds we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug compounds. These include:

•	the possibility that non-clinical testing or clinical trials may show that our potential drug compounds are ineffective and/or cause harmful side effects;
•	regulators may not authorize us to commence or continue a clinical trial or may impose a clinical hold or may limit the conduct of a clinical trial through the imposition of a partial clinical hold;
•	the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;
•	our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;
•	our potential drug compounds may prove to be too expensive to manufacture or administer to patients;
•	our potential drug compounds may fail to receive necessary regulatory approvals from the United States Food and Drug Administration or foreign regulatory authorities in a timely manner, or at all;
•	even if our potential drug compounds are approved, we may not be able to produce them in commercial quantities or at reasonable costs;
•	even if our potential drug compounds are approved, they may not achieve commercial acceptance;
•	regulatory or governmental authorities may apply restrictions to any of our potential drug compounds, which could adversely affect their commercial success; and
•	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drug compounds.

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

Our articles of incorporation authorize the issuance of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of preferred and common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

On June 7, 2019, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $50 million of our common stock. Concurrently with the execution of the 2019 Purchase Agreement, we issued 324,383 shares of our common stock to Lincoln Park as a commitment fee and shall issue up to 162,191 shares pro rata, when and if, Lincoln Park purchases at our discretion the $50 million aggregate commitment. The purchase shares sold pursuant to the 2019 Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period. The purchase price for shares that we may sell to Lincoln Park under the 2019 Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We have the right to control the timing and amount of any sales of our shares to Lincoln Park in our sole discretion, subject to certain limits on the amount of shares that can be sold on a given date. Sales of shares of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Therefore, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the 2019 Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales, which could have a materially adverse effect on our business and operations.

We may not be able to access sufficient funds under the Purchase Agreement when needed.

Our ability to sell shares to Lincoln Park and obtain funds under the 2019 Purchase Agreement is limited by the terms and conditions in the 2019 Purchase Agreement, including restrictions on the amounts we may sell to Lincoln Park at any one time, and a limitation on our ability to sell shares to Lincoln Park to the extent that it would cause Lincoln Park to beneficially own more than 4.99% of our outstanding shares of common stock. Additionally, we have only registered approximately $15.5 million of shares of our common stock, and we will only be able to sell or issue to Lincoln Park a number of shares equal to 19.99% of the shares of common stock outstanding on the date of the 2019 Purchase Agreement unless we obtain shareholder approval or the average price of such sales exceeds the price of our common stock on June 7, 2019 as determined under NASDAQ rules. Therefore, we currently do not, and may not in the future, have access to the full amount available to us under the 2019 Purchase Agreement. In addition, any amounts we sell under the Purchase Agreement may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our common stock currently registered.

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

We hold ownership or exclusive rights to eight issued U.S. patent, eight U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs. Neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We maintain several offices of which the office at 7th Floor, 51 West 52nd Street, New York, NY, USA is our main office. Our lease costs are approximately $16,000 per month. We believe our offices are suitable and adequate to operate our business now as they provide us with sufficient space to conduct our operations. We fully utilize our current premises.

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

Holders of Common Stock

As of December 12, 2019, there were approximately 53 holders of record and 56,123,076 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at September 30, 2019:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,050,553	4.02	4,934,704
Equity compensation plans not approved by security holders	-	-	-
Total	12,050,553	4.02	4,934,704

Stock Option Plan

2019 Stock Option Plan

On January 15, 2019, the Board approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees, consultants and advisors of the Company. The 2019 Plan was approved by our stockholders on April 5, 2019.

Under the terms of the 2019 Plan, 6,000,000 shares of Common Stock are available for issuance, in addition to the shares available under the 2015 Plan. Any awards outstanding under the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) or the Company’s 2007 Stock Option Plan (the “2007 Plan”) will remain subject to and be paid under the 2015 Plan or the 2007 Plan, respectively, and any shares subject to outstanding awards under the 2015 Plan or the 2007 Plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2019 Plan.

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

The purpose of the 2019 Plan is to retain the services of valued key employees and consultants of our Company and such other persons, and to encourage such persons to acquire a greater proprietary interest in our Company, thereby strengthening their incentive to achieve the objectives of the shareholders of our Company. The purpose is also to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Repurchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2019, included elsewhere in this Annual Report on Form 10-K.

Financial Highlights

During fiscal 2019, we make significant progress in the advancement of clinical studies for ANAVEX®2-73, including commencement of a Phase 2b/3 Alzheimer’s disease trial in August 2018, a Phase 2 Parkinson’s disease dementia trial in October 2018, and a multi-regional Phase 2 clinical program for the treatment of Rett syndrome in March 2019. As a result, our operating expenses for fiscal 2019 increased to $29.1 million, from $19.3 million in fiscal 2018. The increase is attributable to an increase in research and development expenses of $9.0 million in 2019, from $13.3 million in fiscal 2018 to $22.3 million in fiscal 2019.

During fiscal 2019, we utilized $18.5 million to fund our operations, compared to $12.6 million during fiscal 2018. Our cash position decreased only slightly by $0.7 million during fiscal 2019, to $22.2 million. The majority of our operations were financed through the issuance of shares of common stock under the purchase agreements by and between the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”).

We expect our research and development expenses will continue to increase as we advance our ANAVEX®2-73 clinical studies, including adding extension studies to allow us to continue to gather longer term data, and adding additional staffing to advance the clinical studies currently underway. We will continue to target potential research partners to further advance our pipeline compounds.

Net loss for fiscal 2019 was $26.3 million, or $0.54 per share, as compared to $17.3 million, or $0.39 per share in fiscal 2018.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception in 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Year ended September 30, 2019 compared to year ended September 30, 2018

Operating Expenses

Total operating expenses for the year ended September 30, 2019 were $29.1 million, compared to $19.3 million in fiscal 2018, which was an increase of approximately $9.8 million from fiscal 2018.

Research and development expenses for fiscal 2019 were $22.3 million, as compared to $13.3 million fiscal 2018, an increase of $9.0 million. During fiscal 2019, research and development expenses included approximately $0.4 million spent in connection with the Phase 2a extension trial for Alzheimer’s Disease, compared to approximately $0.4 million in fiscal 2018. In addition, in August 2018, we initiated a Phase 2b/3 clinical trial in Alzheimer’s Disease and during fiscal 2019 research and development expenses included approximately $6.2 million spent in connection with this trial, as compared to approximately $2.4 million in fiscal 2018.

In October 2018, we initiated a Phase 2 clinical trial for Parkinson’s Disease Dementia and during fiscal 2019 research and development expenses included approximately $3.3 million spent in connection with this trial, as compared to approximately $0.9 million in fiscal 2018.

Additionally, research and development expenses during fiscal 2019 included approximately $3.0 million in connection with the Phase 2 clinical studies for the treatment of Rett syndrome, as compared to approximately $0.6 million in fiscal 2018.

During fiscal 2019, we spent approximately $2.3 million on preclinical development activities for ANAVEX®2-73 and ANAVEX®3-71, as compared to approximately $3.9 million in fiscal 2018.

The remainder of research and development expenses consisted primarily of personnel costs, including non-cash stock option compensation charges of $3.2 million, as compared to $2.8 million in fiscal 2018.

During fiscal 2019 our general and administrative expenses were $6.8 million as compared to $6.0 million in fiscal 2018, an increase of $0.8 million, primarily related to salaries and wages, including stock-option compensation charges associated with an increase in staffing and personnel.

Other income

The net amount of other income for the year ended September 30, 2019 was $2.9 million as compared to $2.2 million for the comparable period of fiscal 2018. During fiscal 2019, we recorded $2.5 million in the research and development incentive income, including the Australian research and development incentive credit administered through the Australian Tax Office, and the New York City Biotechnology Tax Credit from the City of New York, in connection with fiscal 2019 eligible expenditures. In comparison, research and development incentive income for fiscal 2018 was $1.8 million in connection with fiscal 2018 eligible expenditures.

We received $0.3 million in connection with a financial grant from the Rettsyndrome.org foundation, which was awarded to cover some of the costs of the Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome, as compared to $0.15 million received during fiscal 2018 in connection with the same award, which is being received in quarterly instalments over a two year period.

Net loss for fiscal 2019 was $26.3 million, or $0.54 per share, compared to a net loss of approximately $17.3 million, or $0.39 per share for fiscal 2018.

Liquidity and Capital Resources

Working Capital

	2019	2018
Current Assets	$25,329,373	$26,052,793
Current Liabilities	5,039,674	3,884,626
Working Capital	$20,289,699	$22,168,167

At September 30, 2019, we had $22.2 million in cash and cash equivalents, a decrease of $0.7 million, from $22.9 million at September 30, 2018. The principal reason for this decrease is an increase in operating expenditures incurred in connection with the clinical trials for ANAVEX®2-73, as more fully described above.

We intend to use the majority of our capital resources to advance our clinical trials for ANAVEX®2-73, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

	2019	2018
Cash flows used in operating activities	$(18,527,117)	$(12,582,406)
Cash flows provided by financing activities	17,782,109	8,072,787
Increase (decrease) in cash	$(745,008)	$(4,509,619)

Cash flow used in operating activities

There was an increase in cash used in operating activities of $5.9 million during fiscal 2019 as a result of an increase in operating expenditures, as more fully described above.

Cash flow provided by financing activities

Cash provided by financing activities for fiscal 2019 and 2018 were related to cash received from the issuance of shares under the purchase agreements with Lincoln Park, including the Purchase Agreement and a prior purchase agreement with Lincoln Park which has expired pursuant to its terms (see Note 4 to our Consolidated Financial Statements). During fiscal 2019, we issued 6.7 million shares for gross proceeds of $17.8 million. During fiscal 2018, we issued 2.4 million shares for gross proceeds of $8.2 million.

Other Financings

Purchase Agreement

On June 7, 2019, we entered into the 2019 Purchase Agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the 2019 Purchase Agreement, we issued 324,383 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the 2019 Purchase Agreement and shall issue up to 162,191 shares pro rata, when and if Lincoln Park purchases, at our discretion, the $50,000,000 aggregate commitment. The purchase shares that may be sold pursuant to the 2019 Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time until July 1, 2022.

We may direct Lincoln Park, at our sole discretion, and subject to certain conditions, to purchase up to 200,000 shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 250,000 shares provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. In the even we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional purchases. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement.

At September 30, 2019, approximately $45.3 million in shares of our common stock remained available for purchase by Lincoln Park under the 2019 Purchase Agreement, including $15.4 million of our shares of common stock currently registered under our effective registration statement.

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

We expect that we will be able to continue to fund our operations through existing cash on hand and through equity and debt financing in the future. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming these loans would be available, would increase our liabilities and future cash commitments.

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

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including preclinical studies, clinical trials, manufacturing costs, employee salaries and benefits and stock based compensation expense, contract services including external research and development expenses incurred under arrangements with third parties such as contract research organizations (“CROs”), facilities costs, overhead costs and other related expenses. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved. Manufacturing costs are expensed as incurred in accordance with Accounting Standard Codification (“ASC”) 730, Research and Development, as these materials have no alternative future use outside of their intended use.

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to external CROs, and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. The Company reviews and accrues CRO expenses and clinical trial study expenses based on work performed and relies upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

We account for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional paid in capital.

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

Not Applicable.

34

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Anavex Life Sciences Corp.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. (the “Company”) and subsidiaries as of September 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 16, 2019 expressed an adverse opinion thereon.

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

/S/ BDO USA, LLP

We have served as the Company's auditor since 2013

New York, New York

December 16, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Anavex Life Sciences Corp.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Anavex Life Sciences Corp.’s (the “Company’s”) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as “the financial statements”) and our report dated December 16, 2019 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective internal controls over the accuracy of accounting for the Australian research and development incentive program has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated December 16, 2019 on those financial statements.

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

/S/ BDO USA, LLP

New York, New York

December 16, 2019

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS

As at September 30, 2019 and 2018

	2019	2018

Assets
Current
Cash and cash equivalents	$22,185,630	$22,930,638
Incentive and tax receivables	2,642,745	1,870,357
Prepaid expenses and deposits	500,998	1,251,798
Total Current Assets	25,329,373	26,052,793
Deferred costs	-	101,133
Deposits	-	52,396
Total Assets	$25,329,373	$26,206,322

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,523,332	$2,955,293
Accrued liabilities	1,516,342	929,333
Total Liabilities	5,039,674	3,884,626

Commitments - Note 5

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
100,000,000 common stock, par value $0.001 per share
Issued and outstanding:
52,650,251 common shares (2018 - 45,933,472)	52,652	45,935
Additional paid-in capital	153,633,807	129,377,542
Accumulated deficit	(133,396,760)	(107,101,781)
Total Stockholders' Equity	20,289,699	22,321,696
Total Liabilities and Stockholders' Equity	$25,329,373	$26,206,322

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30, 2019 and 2018

	2019	2018
Operating expenses
General and administrative	$6,846,599	$5,989,170
Research and development	22,260,349	13,344,421
Total operating expenses	(29,106,948)	(19,333,591)

Other income (expenses)
Grant income	298,943	149,055
Research and development incentive income	2,465,691	1,830,186
Interest income, net	207,280	255,092
Gain on settlement of accounts payable	115,758	-
Financing related charges	(151,133)	(30,943)
Foreign exchange gain (loss), net	(42,389)	(49,789)

Total other income, net	2,894,150	2,153,601
Net loss before provision for income taxes	(26,212,798)	(17,179,990)

Income tax expense, current	(82,181)	(72,746)

Net loss and comprehensive loss	$(26,294,979)	$(17,252,736)

Net Loss per share
Basic and diluted	$(0.54)	$(0.39)

Weighted average number of shares outstanding
Basic and diluted	48,906,470	44,655,725

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2019 and 2018

	2019	2018

Cash Flows used in Operating Activities
Net loss	$(26,294,979)	$(17,252,736)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	6,430,873	5,517,004
Deferred costs	151,133	-
Gain on settlement of accounts payable	(115,758)	-
Changes in non-cash working capital balances related to operations:
Incentive and tax receivables	(772,388)	(231,096)
Prepaid expenses and deposits	803,196	(915,870)
Accounts payable	683,797	38,233
Accrued liabilities	587,009	262,059
Net cash used in operating activities	(18,527,117)	(12,582,406)

Cash Flows provided by Financing Activities
Issuance of common shares	17,832,109	8,173,920
Deferred financing charges	(50,000)	(101,133)
Net cash provided by financing activities	17,782,109	8,072,787

Decrease in cash and cash equivalents during the period	(745,008)	(4,509,619)
Cash and cash equivalents, beginning of period	22,930,638	27,440,257
Cash and cash equivalents, end of period	$22,185,630	$22,930,638

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended September 30, 2019 and 2018

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, September 30, 2017	43,330,817	$43,332	$115,689,221	$(89,849,045)	$25,883,508
Shares issued under 2015 Purchase Agreement
Purchase shares	2,383,580	2,384	8,171,536	-	8,173,920
Commitment shares	14,681	15	(15)	-	-
Shares issued pursuant to cashless exercise of options	78,646	78	(78)	-	-
Shares issued pursuant to cashless exercise of warrants	125,748	126	(126)	-	-
Share based compensation	-	-	5,517,004	-	5,517,004
Net loss	-	-	-	(17,252,736)	(17,252,736)
Balance, September 30, 2018	45,933,472	$45,935	$129,377,542	$(107,101,781)	$22,321,696

Shares issued under 2015 Purchase Agreement
Purchase shares	4,848,995	4,849	13,192,755	-	13,197,604
Commitment shares	23,701	24	(24)	-	-
Shares issued under 2019 Purchase Agreement
Purchase shares	1,500,000	1,500	4,633,005	-	4,634,505
Commitment shares	339,415	339	(339)	-	-
Shares issued pursuant to cashless exercise of warrants	4,938	5	(5)	-	-
Share based compensation	-	-	6,430,873	-	6,430,873
Net loss	-	-	-	(26,294,979)	(26,294,979)
Balance, September 30, 2019	52,650,521	$52,652	$153,633,807	$(133,396,760)	$20,289,699

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 1

Note 1	Business Description and Basis of Presentation

Business

Anavex Life Sciences Corp. (the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics by applying precision medicine to central nervous system (“CNS”) diseases with high unmet need. Anavex analyzes genomic data from clinical studies to identify biomarkers, which are used to select patients that will receive the therapeutic benefit for the treatment of neurodegenerative and neurodevelopmental diseases. The Company’s lead compound ANAVEX®2-73 is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a rare severe neurological monogenic disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”).

Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-K and have been prepared under the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company believes that its existing cash and cash equivalents, along with existing financial commitments from third parties, will be sufficient to meet its cash commitments for in excess of two years after the date that these consolidated financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

Other than our rights related to the Sales Agreement and the 2019 Purchase Agreement (each as defined below), there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our research and development activities.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 2

Note 1	Business Description and Basis of Presentation – Continued

Adjustment of Prior Period Financial Statements

The Company adjusted amounts to previously reported consolidated financial statements which were immaterial. These adjustments were identified in connection with the preparation of the consolidated financial statements for the year ended September 30, 2019 and related to the timing of recognition of research and development incentive income. Previously the Company accounted for research and development incentive income when received in cash. During the year ended September 30, 2019, based on a continuing assessment regarding the Company’s eligibility for the incentive programs under which it was receiving such income, the Company determined that the income should have been accrued and recorded in the period in which the qualifying research and development expenditures were incurred.

The Company evaluated the materiality of these misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99 Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined that the effect of the adjustment in the period of origination was not material.

The Company adjusted the accumulated deficit as of the beginning of the earliest year presented in these consolidated financial statements, resulting in a decrease in the previously reported deficit at October 1, 2017 by $1,629,513 from $(91,478,558) to the adjusted amount $(89,849,045). In addition, the consolidated financial statements for the year ended September 30, 2018 presented herein have been adjusted to include an increase in net income and incentives and taxes receivable as noted below.

	As Previously
	Reported	Adjustment	As Adjusted
Balance Sheet:
Incentive and tax receivables	$40,171	$1,830,186	$1,870,357
Total current assets	$24,222,607	$1,830,186	$26,052,793
Total assets	$24,376,136	$1,830,186	$26,206,322
Accumulated deficit	$(108,931,967)	$1,830,186	$(107,101,781)
Total Stockholders' Equity	$20,491,510	$1,830,186	$22,321,696
Total Liabilities and Stockholders' Equity	$24,376,136	$1,830,186	$26,206,322
Statement of Operations:
Research and development incentive income	$1,629,513	$200,673	$1,830,186
Total other income, net	$1,952,928	$200,673	$2,153,601
Net loss before provision for income taxes	$(17,380,663)	$200,673	$(17,179,990)
Net loss and comprehensive loss	$(17,453,409)	$200,673	$(17,252,736)
Statement of Cash Flows:
Net loss	$(17,453,409)	$200,673	$(17,252,736)
Incentive and tax receivables	$(30,423)	$(200,673)	$(231,096)

As the Company adjusted the research and development incentive income for the year ended September 30, 2019 in the Company’s fourth quarter and determined that amounts were immaterial to previously issued unaudited condensed consolidated financial statements, in future filings, the Company will adjust corresponding quarterly amounts included in previously issued unaudited condensed consolidated financial statements for the first, second and third quarter to increase research and development incentive income and reduce net loss by $413,682, $510,990, and $552,335, respectively.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 3

Note 2	Summary of Significant Accounting Policies

a)	Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, valuation and recoverability of deferred tax assets, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimate s and the actual results, future results of operations will be affected.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 4

Note 2	Summary of Significant Accounting Policies – (continued)

d)	Research and Development Expenses

Research and development costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including preclinical studies, clinical trials, manufacturing costs, employee salaries and benefits and stock based compensation expense, contract services including external research and development expenses incurred under arrangements with third parties such as contract research organizations (“CROs”), facilities costs, overhead costs and other related expenses. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved. Manufacturing costs are expensed as incurred in accordance with Accounting Standard Codification (“ASC”) 730, Research and Development, as these materials have no alternative future use outside of their intended use.

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to external CROs, and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. The Company reviews and accrues CRO expenses and clinical trial study expenses based on work performed and relies upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

September 30, 2019 – Page 5

Note 2	Summary of Significant Accounting Policies – (continued)

e)	Research and Development Incentive Income

The Company is eligible to obtain certain research and development tax credits, including the New York City Biotechnology Tax Credit (“NYC Biotech credit”), and the Australian research and development tax incentive credit (the “Australia R&D credit”) through a program administered through the Australian Tax Office (the “ATO”), which provides for a cash refund based on a percentage of certain research and development activities undertaken in Australia by the Company’s wholly owned subsidiary, Anavex Australia Pty Ltd. (“Anavex Australia”). The cash refund is available to eligible companies with annual aggregate revenue of less than $20.0 million (Australian) during the reimbursable period.

The tax incentives are available on the basis of specific criteria with which the Company must comply. Although the tax incentive may be administered through the local tax authority, the Company has accounted for the incentives outside of the scope of ASC Topic 740, Income Taxes, since the incentives are not linked to the Company’s taxable income and can be realized regardless of whether the Company has generated taxable income in the respective jurisdictions.

With respect to the Australia R&D credit, Anavex Australia may be eligible to receive the cash refund for certain research and development expenses incurred by Anavex Australia outside of Australia, to the extent such expenses are pre-approved by the Australian authority pursuant to an advanced overseas finding application. The Company accrues for the amount of cash refund it expects to receive in relation to research and development expenses outside of Australia only to the extent it has received advanced approval from the Department of Industry, Innovation and Science in Australia, pursuant to an approved advanced overseas finding application.

The Company recognizes the amount of cash refund it expects to receive related to the NYC Biotech credit and Australian research and development tax incentive program when there is reasonable assurance that the cash refund will be received, when the relevant expenditures have been incurred, and when the amount can be reliability measured. This amount is included in Incentive and tax receivables in the accompanying consolidated balance sheets.

In addition, Anavex Australia incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, Anavex Australia is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets.

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

As of September 30, 2019, loss per share excludes 8,812,933 (2018 – 7,185,296) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 6

Note 2	Summary of Significant Accounting Policies – (continued)

g)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and equivalents, incentive and tax receivables, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

h)	Foreign Currency Translation

The functional currency of the Company is the US dollar. Monetary items denominated in a foreign currency are translated into US dollars at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing when the assets were acquired, or obligations incurred. Foreign currency denominated expense items are translated at exchange rates prevailing on the transaction date. Unrealized gains or losses arising from the translations are credited or charged to income in the period in which they occur.

The Company has determined that the functional currency of Anavex Australia Pty Limited is the US dollar. The Company has determined that the functional currency of Anavex Germany GmbH is the US dollar. The functional currency of Anavex Canada Ltd. is the Canadian dollar.

i)	Segment and Geographic Reporting

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment, which is the business of developing novel therapies for the management of CNS diseases.

j)	Grant Income

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

k)	Income Taxes

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 7

Note 2	Summary of Significant Accounting Policies – (continued)

k)	Income Taxes – (Continued)

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

l)	Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date are measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their contractual vesting period, or over the expected performance period for only the portion of awards expected to vest, in the case of milestone-based vesting, with a corresponding increase to additional paid-in capital.

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

m)	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 8

Note 2	Summary of Significant Accounting Policies – (continued)

m)	Fair Value Measurements – (continued)

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

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

At September 30, 2019 and 2018, the Company did not have any Level 3 assets or liabilities.

n)	Recent Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The new guidance is effective for the Company on a prospective basis beginning on October 1, 2019. The adoption of this guidance is not expected to have a material impact for any period presented.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 9

Note 2	Summary of Significant Accounting Policies – (continued)

n)	Recent Accounting Pronouncements – (continued)

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance is effective for the Company beginning on October 1, 2019. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Other than noted above, the Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3	Other Income

Grant income

During the year ended September 30, 2017, the Company was awarded grant funding in the amount of $597,886. The grant is being received in equal quarterly installments over a period of two years beginning during the year ended September 30, 2018, in exchange for a commitment to complete clinical testing for a therapeutic drug candidate for the treatment of Rett syndrome.

The grant income is deferred when received and amortized to other income as the related research and development expenditures are incurred. During the year ended September 30, 2019, the Company recognized $298,943 (2018: $149,055) of this grant on its statement of operations as a component of other income.

Research and development incentive income

Research and development incentive income represents the receipt by the Company’s Australian subsidiary, of the Australian research and development incentive credit, (the “ATO R&D Credit”), as well as receipt by the Company of the New York City Biotechnology Tax Credit (“NYC Biotech credit”).

During the year ended September 30, 2019, the Company recorded research and development incentive income of $2,215,691 (AUD 3,281,300) (2018: $1,647,219 (AUD 2,344,486)) in respect of the ATO R&D Credit for eligible research and development expenses incurred during the year.

During the year ended September 30, 2019, the Company recorded research and development incentive income of $250,000 (2018: $182,967) in respect of the NYC Biotech Credit awarded to the Company during the year.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 10

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

The Company has agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  The Company also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. The Company incurred $151,133 in legal and accounting fees associated with the Sales Agreement. This amount was charged to financing related charges on the statement of operations during the year ended September 30, 2019, based on the passage of time. At September 30, 2019, no shares had been sold pursuant to the Offering.

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

During the year ended September 30, 2019, the Company issued to Lincoln Park an aggregate of 4,872,696 (2018: 2,398,261) shares of common stock under the 2015 Purchase Agreement, including 4,848,995 (2018: 2,383,580) shares of common stock for an aggregate purchase price of $13,197,604 (2018: $8,173,290) and 23,701 (2018: 14,681) as commitment shares. At September 30, 2019, all remaining purchase amounts available for issuance under the 2015 Purchase Agreement have been utilized and the 2015 Purchase Agreement has expired pursuant to its terms. As such, no further shares will be sold under the 2015 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 11

Note 4	Equity Offering Agreements – (continued)

2019 Purchase Agreement

On June 7, 2019, the Company entered into a $50,000,000 purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park, pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time from June 12, 2019, the date a prospectus supplement under which shares of common stock issuable under the 2019 Purchase Agreement was filed with the SEC, until July 1, 2022, which is the first day of the next month following the 36-month anniversary of June 12, 2019.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 200,000 shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 250,000 shares, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the 2019 Purchase Agreement.

The 2019 Purchase Agreement limits the Company’s sale of shares of Common Stock to Lincoln Park to 10,076,680 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the date of the 2019 Purchase Agreement unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the 2019 Purchase Agreement equals or exceeds the lower of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the Execution Date or (B) the average of the closing prices of the Common Stock on the Nasdaq Capital Market for the five Business Days immediately preceding the Execution Date, and it also limits the Company’s sale of shares to Lincoln Park to the extent it would cause Lincoln Park to beneficially own more than 4.99% of the Company’s outstanding shares of Common Stock at any given time.

In consideration for entering into the 2019 Purchase Agreement, the Company issued to Lincoln Park 324,383 shares of common stock as a commitment fee and agreed to issue up to 162,191 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment.

During the year ended September 30, 2019, the Company issued to Lincoln Park an aggregate of 1,839,415 shares of common stock under the 2019 Purchase Agreement, including 1,500,000 shares of common stock for an aggregate purchase price of $4,634,505 and 339,415 commitment shares, inclusive of the 324,383 initial commitment shares described above. At September 30, 2019, an amount of $45,365,495 remained available under the 2019 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 12

Note 5	Commitments

a)	Lease

The Company has entered into an office lease agreement under which it leases office space on a month-to-month basis until March 2020. During the year ended September 30, 2019 the Company incurred office lease expense of $190,416 (2018: $151,405).

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

At September 30, 2019, the Company had outstanding warrants to purchase 350,000 shares of common stock at $4.19 until June 2021. The following table summarizes the warrant activity during the years ended September 30, 2019 and 2018:

		Weighted Average
	Number of Shares	Exercise Price ($)
Balance, September 30, 2017	1,609,309	2.66
Issued	350,000	4.19
Exercised	(756,143)	2.96
Expired	(524,787)	3.00
Balance, September 30, 2018	678,379	2.87
Exercised	(8,750)	1.13
Expired	(319,629)	1.46
Balance, September 30, 2019	350,000	4.19

During the year ended September 30, 2018, 350,000 options granted to a consultant to the Company were converted to 350,000 warrants with the same exercise price.

During the year ended September 30, 2019, the Company issued 4,938 shares in connection with the exercise of 8,750 warrants on a cashless basis.

During the year ended September 30, 2018, an aggregate of 737,393 warrants at $3.00 per share and 18,750 warrants at $1.24 per share were exercised on a cashless basis, pursuant to which the Company issued 125,748 shares of common stock.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 13

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 14

Note 5	Commitments – (Continued)

d)	Stock–based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

			Weighted
		Weighted	Average Grant
	Number of	Average Exercise	Date Fair Value	Aggregate intrinsic
	Shares	Price ($)	($)	value
Outstanding, September 30, 2017	5,092,030	4.13		$5,280,544
Granted	1,730,000	2.71	2.09
Forfeited	(164,280)	3.66
Exercised	(150,833)	1.18
Outstanding, September 30, 2018	6,506,917	3.83		$2,353,088
Granted	2,265,399	2.79	2.27
Forfeited	(309,383)	3.25
Outstanding, September 30, 2019	8,462,933	3.58		$4,115,032
Exercisable, September 30, 2019	5,727,963	3.85		$3,275,500

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2019.

The Company recognized stock-based compensation expense of $6,430,873 during the year ended September 30, 2019 (2018: $5,517,004) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	2019	2018
General and administrative	$3,203,165	$2,699,557
Research and development	3,227,708	2,817,447
Total stock-based compensation	$6,430,873	$5,517,004

An amount of approximately $5,097,281 in stock-based compensation is expected to be recorded over the remaining term of such options through 2022.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2019	2018
Risk-free interest rate	2.50%	2.73%
Expected life of options (years)	6.05	5.60
Annualized volatility	104.45%	106.45%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the years ended September 30, 2019 and 2018 was determined with reference to the quoted market price of the Company’s shares on the grant date.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 15

Note 6	Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below:

	2019	2018
United States	(18,031,016)	(14,681,272)
Foreign	(8,181,782)	(2,498,718)
Total	(26,212,798)	(17,179,990)

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

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017. The Company did not need to recognize any provisional tax expense for the year ended September 30, 2018.

The Tax Reform Act also provided for a one-time deemed mandatory repatriation of post – 1986 undistributed foreign subsidiary earnings and profits (“E&P”) as well as Global Intangible Low-Taxed Income (“GILTI”) and Base-Erosion Anti-Abuse provisions. The Company had no adjustments related to these latter noted provisions at September 30, 2018.

The components of net deferred income tax assets as of September 30, 2019 and 2018 are as follows:

	2019	2018
Net operating loss carryforwards	$18,704,000	$13,556,000
Research and development tax credit carryforwards	1,162,000	1,605,000
Stock-based compensation	6,570,000	4,677,000
Unpaid charges	69,000	91,000
Intangible asset costs	30,000	35,000
Foreign exchange and other	15,000	16,000
Valuation allowance deferred tax assets	(26,551,000)	(19,981,000)
Net deferred tax assets	$-	$-

Certain deferred income tax assets in the table above as of September 30, 2018 have been adjusted to reflect state operating loss carryforwards and tax rates with a corresponding offset in the valuation allowance of approximately $3.9 million.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2019 – Page 16

Note 6	Income Taxes - Continued

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements for the years ended September 30, 2019 and 2018 is as follows:

	2019	2018
Income benefit at statutory federal rate	$(5,505,000)	$(4,215,000)
Foreign income taxed at other rates	(825,000)	(173,000)
Other permanent differences	140,000	131,000
Research and development credit benefit	914,000	(102,000)
Adjustment and true up to prior years' tax provision	194,000	(82,000)
Effect of changes in tax rates	-	6,832,000
State minimum and excise taxes	82,181	72,746
Change in federal valuation allowance	5,082,000	(2,391,000)
Income tax expense	$82,181	$72,746

As of September 30, 2019, the Company had U.S. federal net operating loss carryforwards of approximately $60.8 million (2018: $50.6 million) which will begin to expire in 2027 and state net operating loss carryforwards of approximately $64.0 million which will begin to expire in 2036. In addition, the Company had approximately $3.5 million (Approximately AUD$ 5.2 million) (2018: $1.0 million) net operating loss carryforwards in Australia, which have an indefinite life and approximately $3.6 million (Approximately € 3.3 million) (2018: $0.6 million) in Germany, available to offset future taxable income in those jurisdictions.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change, and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance equal to the deferred tax asset has been established at September 30, 2019 and 2018.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until the respective statutes of limitation expire. The Company is subject to tax examinations by tax authorities for all taxation years commencing on or after 2012.

Certain of the Company’s net operating loss carryforwards in the United States may be subject to limitations by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carryforwards, under certain circumstances. The Company completed a Section 382 analysis through the fiscal year ended September 30, 2019 and currently does not believe Section 382 will apply to limit the utilization of these tax losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2019. This determination is based on the material weakness management identified in our internal control over financial reporting for the Australian research and development incentive income, as described below. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our financial statements for the year ended September 30, 2019, we identified an adjustment regarding our accounting for research and development incentive income associated with the Australian research and development incentive program. Specifically, previously the Company accounted for research and development incentive income when received in cash. During the preparation of our financial statements for the year ended September 30, 2019, we determined, based on a continuing assessment of the Company’s eligibility for the incentive programs under which it was receiving such income, that the income should have been accrued and recorded earlier, specifically in the period in which the qualifying research and development expenditures were incurred. The cumulative impact of adjusting the above noted historical amounts resulted in a decrease in our reported net loss for the year ended September 30, 2018, as well as an increase in the reported assets as of September 30, 2018. As a result of the adjustment, we identified a material weakness in internal control over financial reporting for the accounting of the Australian research and development incentive program during the year ended September 30, 2019.

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

We determined that our internal controls over accounting for Australian research and development incentive income were not effective as of September 30, 2019, as a result of adjustments required to prior period financial statements of that program.

BDO USA, LLP, an independent registered public accounting firm, has provided an attestation report on the Company’s internal control over financial reporting as of September 30, 2019, which is included herein.

Remediation of Material Weaknesses and Changes in Internal Control over Financial Reporting

In response to the above, related to accounting for the Australian research and development incentive program, with the oversight of the Audit Committee of our Board of Directors, management has, and will continue to evaluate, our policies and procedures related to the accounting for the Australian research and development incentive program to ensure that the accounting, estimates and disclosures of this program are assessed and reconciled on a quarterly basis.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Secretary	54	July 5, 2013
Athanasios Skarpelos	Director	53	January 9, 2013
Claus van der Velden, PhD	Director	47	March 2, 2018
Elliot Favus, MD	Director	45	May 7, 2014
Steffen Thomas, PhD	Director	53	June 15, 2015
Peter Donhauser, D.O.	Director	54	February 8, 2017
Sandra Boenisch, CPA, CGA	Principal Financial Officer, Treasurer	38	October 1, 2015

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Christopher Missling, PhD. Christopher Missling has over twenty years of healthcare industry experience in big pharmaceutical, biotech industry and investment banking. Most recently, from March 2007 until his appointment by our Company, Dr. Missling served as the head of healthcare investment banking at Brimberg & Co. in New York, New York. Also, Dr. Missling served as the Chief Financial Officer of Curis, Inc. (NASDAQ:CRIS) and ImmunoGen, Inc. (NASDAQ:IMGN). Dr. Missling earned his MS and PhD from the University of Munich and an MBA from Northwestern University Kellogg School of Management and WHU Otto Beisheim School of Management.

Athanasios Skarpelos. Athanasios (Tom) Skarpelos is a self-employed investor with 20 years of experience working with private and public companies. For more than 12 years, he has been focused on biotechnology companies involved in drug discovery and drug development projects. His experience has led to relationships with researchers at academic institutes in Europe and North America. Mr. Skarpelos is a founder of Anavex.

Claus van der Velden, PhD. Claus van der Velden, PhD, brings significant expertise in management, accounting, internal controls and risk management. Since July of 2011, he has served as corporate head of Management Accounting, Internal Audit and Risk Management at Stroeer SE & Co KGaA, a publicly listed German digital media company. Previously, Dr. van der Velden served as the Director of Corporate Business Controlling for the Nutrition & Health business unit at Cognis, a worldwide supplier of global nutritional ingredients and specialty chemicals. In this position, he was also a compliance representative and a member of the global leadership team. After the acquisition of Cognis by BASF, he was responsible for the management accounting processes of the BASF Nutrition & Health division, developing and producing mostly natural-source ingredients for the food and healthcare industries. Dr. van der Velden started his career as a strategy consultant at an international marketing and strategy consultancy firm. He studied in Kiel and Stockholm and received a degree in economics from the University of Kiel and later obtained his doctorate in business management from the WHU-Otto Beisheim School of Management where he also previously taught economics.

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

Sandra Boenisch, CPA, CGA Ms. Boenisch is a Chartered Professional Accountant (CPA, CGA) with over 15 years of accounting, audit, and financial reporting experience in a variety of industries, both in the United States and Canada. Ms. Boenisch was an independent consultant, providing financial reporting services to a range of public companies in the United States and Canada since January 2012. From 2008 until 2012, Ms. Boenisch was employed at BDO Canada LLP (Vancouver, BC) where she was hired as a Senior Accountant and was later promoted to Manager, Audit Assurance. Ms. Boenisch specialized in managing assurance engagements for public companies in the United States and Canada. Prior to that, Ms. Boenisch worked for another public accounting firm from 2001 to 2008. As an independent consultant, Ms. Boenisch has acquired considerable experience in finance, governance, and regulatory compliance. She holds a BComm from Laurentian University.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended September 30, 2019.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and to all employees. We have posted our policy on our website at www.anavex.com.

Audit Committee and Audit Committee Financial Experts

The members of the Audit Committee are Claus van der Velden (Chairman), Athanasios Skarpelos and Steffen Thomas. Our board of directors has determined that Claus van der Velden is an “audit committee financial expert” as defined by applicable SEC and Nasdaq rules.

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

The Audit Committee operates under a charter that was adopted by our board of directors. The Audit Committee met five times during fiscal 2019.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Claus van der Velden (Chairman), Steffen Thomas and Peter Donhauser.

The Nominating and Corporate Governance Committee is appointed by the Board to oversee and evaluate the Board's performance and the company's compliance with corporate governance regulations, guidelines and principles, to identify individuals qualified to become Board members, to recommend to the Board proposed nominees for Board membership, and to recommend to the Board directors to serve on each standing committee. The Nominating and Corporate Governance Committee did not meet but did act by written consent during fiscal 2019.

Compensation Committee

The members of our Compensation Committee are Claus van der Velden (Chairman), Steffen Thomas and Peter Donhauser.

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

The Compensation Committee operates under a charter that was adopted by our board of directors. The Compensation Committee met two times during fiscal 2019.

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

Compensation Consultants

The Compensation Committee makes recommendations to the Board for all compensation for executives, including the structure and design of the compensation programs. The Compensation Committee is responsible for retaining and terminating compensation consultants and determining the terms and conditions of their engagement. During fiscal 2019, the Compensation Committee did not engage any compensation consultants.

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

Summary Compensation

The particulars of compensation paid to our named executive officers for the last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compen- sation ($)	Total ($)
Christopher Missling, PhD(1)	2019	512,500	50,000	-	2,806,339	11,200	3,380,039
President, Chief Executive Officer, and Director	2018	500,000	65,000	-	1,973,889	11,000	2,549,889

Sandra Boenisch(2)	2019	72,327	13,561	-	138,672	-	224,560
Principal Financial Officer and Treasurer	2018	79,608	11,414	-	141,047	-	232,069

(1)	Christopher Missling was appointed as director, President, Chief Executive Officer, Chief Financial Officer, and Secretary on July 5, 2013.
(2)	Compensation to Ms. Boenisch denominated in Canadian Dollars and has been translated to US dollars at an exchange rate of 0.7534 during the year ended September 30, 2019 (2018: 0.7805).

Employment Agreements

Christopher Missling

We and Dr. Missling entered into an employment agreement dated July 5, 2013, as amended and extended (the “CEO Employment Agreement”), whereby we currently pay to Dr. Missling an annual base salary of $550,000. In addition, Dr. Missling is eligible to earn an annual cash bonus for each whole or partial calendar year of up to twenty percent of his base salary, and to participate in our employee benefit plans. We have agreed to indemnify Dr. Missling in connection with his provision of services to us.

During the year ended September 30, 2019, in connection with the second amendment to the CEO Employment Agreement, Dr. Missling was granted 750,000 options for shares of the Company’s common stock, one third of which shall vest on each of July 5, 2020, July 5, 2021 and July 5, 2022.

Sandra Boenisch

We and Ms. Boenisch entered into an employment agreement dated October 1, 2015, as amended and extended whereby we currently pay Ms. Boenisch an annual base salary of $96,000 Canadian dollars. Ms. Boenisch is eligible for discretionary salary increases.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2019.

Option Awards						Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Christopher Missling	500,000	-	-	1.60	July 5, 2023	-	-	-	-
	125,000	-	-	1.32	May 8, 2024
	500,000	-	-	0.92	April 2, 2025
	187,500	-	-	5.04	Sept 18, 2025
	379,625	-	-	6.26	July 5, 2026
	861,429	-	-	7.06	July 18, 2026
	500,000	-	-	3.28	Sept 22, 2026
	375,000	75,000	-	5.92	May 12, 2027
	233,333	166,667	-	3.30	Dec 13, 2027
	450,000	-	-	2.30	May 15, 2028
	-	409,500	-	2.58	Oct. 1, 2028
	750,000	-	-	3.15	May 3, 2029

Sandra Boenisch	25,000	-	-	5.68	Oct 2, 2025	-	-	-	-
	106,696	-	-	3.28	Sept 22, 2026
	29,168	5,832	-	5.92	May 12, 2027
	17,500	12,500	-	3.30	Dec 13, 2027
	30,000	-	-	2.30	May 15, 2028
	-	27,300	-	2.58	Oct. 1, 2028
	-	35,000	-	2.93	June 4, 2029

Stock Option Plans

For a description of our Equity Compensation Plans, please see Item 5 to this annual report on Form 10-K.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Athanasios Skarpelos	-	-	93,871	-	-	-	93,871
Claus van der Velden	16,000	-	93,871	-	-	-	109,871
Elliot Favus	-	-	93,871	-	-	-	93,871
Steffen Thomas	-	-	93,871	-	-	-	93,871
Peter Donhauser	-	-	93,871	-	-	-	93,871

(1) At September 30, 2019, the aggregate number of outstanding vested and unvested stock option awards held by each director was: Mr. Skarpelos options to purchase 195,500 shares, Mr. Van der Velden options to purchase 95,500 shares, Mr. Favus options to purchase 240,500 shares, Mr. Thomas options to purchase 195,500 shares and Mr. Donhauser options to purchase 95,500 shares.

We currently compensate Claus van der Velden $4,000 per quarter for performing the functions of Chairman of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Our Employment Agreement with Dr. Missling contains provisions regarding our obligations upon his termination and upon a change of control. In the event of a change of control, as such term is defined in the employment agreement, all previously granted but unvested stock options held by Dr. Missling shall vest. Depending on the nature of the termination of Dr. Missling’s services, certain of his salary, bonus and granted securities shall vest in the amounts at such time as set forth in the Employment Agreement. A copy of Dr. Missling’s Second Amendment to Employment Agreement is set forth in its entirety as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019.

Our employment agreement with Sandra Boenisch contains provisions regarding our obligations to Ms. Boenisch upon a change of control. In the event of a change of control, as such term is defined in the employment agreement, all of the remaining unvested option shares granted to Ms. Boenisch will immediately vest with no restrictions on purchase or sales. A copy of Ms. Boenisch’s employment agreement is set forth in its entirety as Exhibit 10.8 hereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 12, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Common Stock	Christopher Missling (CEO/Director)	5,163,430	(2)	8.6%

Common Stock	Athanasios Skarpelos (Director)	1,456,458	(3)	2.6%

Common Stock	Claus van der Velden (Director)	16,667	(4)	*

Common Stock	Elliot Favus (Director)	195,000	(5)	*

Common Stock	Steffen Thomas (Director)	150,000	(6)	*

Common Stock	Peter Donhauser (Director)	50,000	(7)	*

Common Stock	Sandra Boenisch (Principal Financial Officer)	236,743	(8)	*

Common Stock	Directors & Executive Officers as a group (7 persons)	7,268,298		11.9%

Common Stock	Park West Asset Management LLC	3,495,615		6.2%

*Less than 1%

(1)	Percentage of ownership is based on 56,123,076 of our common stock issued and outstanding as of December 12, 2019. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 500,000 shares of our common stock at $1.60 per share, options to purchase 125,000 shares of our common stock at $1.32 per share, options to purchase 500,000 shares of our common stock at $0.92 per share, options to purchase 187,500 shares of our common stock at $5.04 per share, options to purchase 379,625 shares of our common stock at $6.26 per share, options to purchase 861,429 shares of our common stock at $7.06 per share, options to purchase 500,000 shares of our common stock at $3.28 per share, and options to purchase 375,000 shares of our common stock at $5.92 per share, options to purchase 266,666 shares of our common stock at $3.30 per share, and options to purchase 450,000 shares of our common stock at $2.30 per share that are vested or are vesting within 60 days. Excludes options to purchase 75,000 shares of our common stock at $5.92 per share, options to purchase 133,334 shares of our common stock at $3.30 per share, options to purchase 409,500 shares of our common stock at $2.58 per share and options to purchase 750,000 shares of our common stock at $3.15 per share that do not vest within 60 days.

(3)	Includes options to purchase 50,000 shares of our common stock at $0.92 per share and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 45,500 shares of our common stock at $2.30 per share that do not vest within 60 days.

(4)	Includes options to purchase 16,667 shares of our common stock at $2.60 per share that have vested or are vesting within 60 days. Excludes options to purchase 33,333 shares of our common stock at $2.60 per share and options to purchase 45,500 shares of our common stock at $2.30 per share that are not vesting within 60 days.

(5)	Includes options to purchase 37,500 shares of our common stock at $1.20 per share, options to purchase 50,000 shares of our common stock at $0.92 per share, options to purchase 1,500 shares of our common stock at $5.64 per share, options to purchase 1,500 shares of our common stock at 5.57 per share, options to purchase 1,500 shares of our common stock at $4.90 per share, options to purchase 1,500 shares of our common stock at $5.66 per share, options to purchase 1,500 shares of our common stock at $6.11 per share, and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 45,500 shares of our common stock at $2.30 per share that do not vest within 60 days.

(6)	Includes options to purchase 50,000 shares of our common stock at $1.76 per share and options to purchase 100,000 shares of our common stock at $3.28 per share that have vested or are vesting within 60 days. Excludes options to purchase 45,500 shares of our common stock at $2.30 per share that do not vest within 60 days.

(7)	Includes options to purchase 50,000 shares of our common stock at $5.39 per share that have vested or are vesting within 60 days. Excludes options to purchase 45,500 shares of our common stock at $2.30 per share that do not vest within 60 days.

(8)	Includes options to purchase 25,000 shares of our common stock at $5.68 per share, options to purchase 106,696 shares of our common stock at $3.28 per share, options to purchase 32,084 shares of our common stock at $5.92 per share, options to purchase 20,000 shares of our common stock at $3.30 per share, and options to purchase 30,000 shares of our common stock at $2.30 per share that have vested or are vesting within 60 days. Excludes options to purchase 2,916 shares of our common stock at $5.92 per share, options to purchase 10,000 shares of common stock at $3.30 per share, options to purchase 27,300 shares of common stock at $2.58 per share and options to purchase 35,000 shares of common stock at $2.93 per share that do not vest within 60 days.

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There have been no transactions, since October 1, 2017, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of the following persons had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our Company for professional services rendered by our independent registered public accounting firm, for the fiscal years ended September 30, 2019 and 2018:

	2019	2018
Audit Fees	$229,763	$224,181
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$229,763	$224,181

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission for the fiscal years ended September 30, 2019 and 2018 in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2007)
(10)	Material Contracts
10.1	2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on December 29, 2015)
10.2	2019 Omnibus Incentive Plan (incorporated by reference to our Proxy Statement, dated February 11, 2019, as filed on February 11, 2019).
10.3	Purchase Agreement, dated as of June 7, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2019)
10.4	Registration Rights Agreement, dated as of June 7, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2019)
10.5	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.6	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
10.7	Second Amendment to Employment Agreement, dated as of May 3, 2019 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2019)
10.8	Controlled Equity OfferingSM Sales Agreement, dated July 6, 2018, by and between Anavex Life Sciences Corp. and Cantor Fitzgerald & Co. (incorporated by reference to our Current Report on Form 8-K filed on July 6, 2018)

Exhibit Number	Description
14	Code of Ethics
14.1	Code of Ethics Adopted on September 13, 2016 (incorporated by reference to our Annual Report on Form 10-K filed on December 14, 2016)
(21)	Subsidiaries
21.1*	Subsidiaries of the Registrant
(23)	Consent
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 9, 2017 (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2019	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling, PhD		December 16, 2019
Christopher Missling, PhD	Chief Executive Officer (Principal Executive Officer)

/s/ Sandra Boenisch		December 16, 2019
Sandra Boenisch, CPA, CGA	Principal Financial Officer and Treasurer (Principal Accounting Officer)

/s/ Athanasios Skarpelos		December 16, 2019
Athanasios Skarpelos	Director

/s/ Claus van der Velden, PhD		December 16, 2019
Claus van der Velden, PhD	Director

/s/ Elliot Favus, MD		December 16, 2019
Elliot Favus, MD	Director

/s/ Steffen Thomas, PhD		December 16, 2019
Steffen Thomas, PhD	Director

/s/ Peter Donhauser, D.O.		December 16, 2019
Peter Donhauser, D.O.	Director

