Form 10-Q
period 2019-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2020-02-06
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,664,946 shares of common stock outstanding as of February 6, 2020.

1

2

 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2019 and September 30, 2019

	December 31,	September 30,
	2019	2019
	(Unaudited)
Assets
Current
Cash and cash equivalents	$27,458,423	$22,185,630
Incentive and tax receivables	3,730,672	2,642,745
Prepaid expenses and deposits	234,972	500,998
Total Assets	$31,424,067	$25,329,373

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,127,498	$3,523,332
Accrued liabilities	2,336,419	1,516,342
Total Liabilities	5,463,917	5,039,674

Commitments - Note 5

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
100,000,000 common stock, par value $0.001 per share
Issued and outstanding:
57,080,356 common shares (September 30, 2019 - 52,650,251)	57,082	52,652
Additional paid-in capital	165,891,753	153,633,807
Accumulated deficit	(139,988,685)	(133,396,760)
Total Stockholders' Equity	25,960,150	20,289,699
Total Liabilities and Stockholders' Equity	$31,424,067	$25,329,373

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended December 31, 2019 and 2018

(Unaudited)

	Three months ended December 31,
	2019	2018
Operating expenses
General and administrative	$1,352,035	$1,761,307
Research and development	6,348,668	5,712,210

Total operating expenses	(7,700,703)	(7,473,517)

Other income (expenses)
Grant income	74,944	74,528
Research and development incentive income	943,215	413,682
Interest income, net	46,720	78,800
Foreign exchange gain (loss), net	53,113	(4,507)

Total other income, net	1,117,992	562,503
Net loss before provision for income taxes	(6,582,711)	(6,911,014)

Income tax expense, current	(9,214)	(8,717)

Net loss and comprehensive loss	$(6,591,925)	$(6,919,731)

Net Loss per share
Basic and diluted	$(0.12)	$(0.15)

Weighted average number of shares outstanding
Basic and diluted	54,773,685	46,327,482

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2019 and 2018

	2019	2018

Cash Flows used in Operating Activities
Net loss	$(6,591,925)	$(6,919,731)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	1,264,424	2,066,987
Changes in non-cash working capital balances related to operations:
Incentive and tax receivables	(1,087,927)	(403,883)
Prepaid expenses and deposits	266,026	105,189
Accounts payable	(395,834)	1,083,531
Accrued liabilities	820,077	(92,262)
Net cash used in operating activities	(5,725,159)	(4,160,169)

Cash Flows provided by Financing Activities
Issuance of common shares	10,997,952	1,994,700
Deferred financing charges	—	(50,000)
Net cash provided by financing activities	10,997,952	1,944,700

Increase (decrease) in cash and cash equivalents during the period	5,272,793	(2,215,469)
Cash and cash equivalents, beginning of period	22,185,630	22,930,638
Cash and cash equivalents, end of period	$27,458,423	$20,715,169

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended December 31, 2019 and 2018

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2018	52,650,521	$52,652	$153,633,807	$(133,396,760)	$20,289,699
Shares issued under 2019 purchase agreement
Purchase shares	4,394,160	4,394	10,993,558	—	10,997,952
Commitment shares	35,675	36	(36)	—	—
Share based compensation	—	—	1,264,424	—	1,264,424
Net loss	—	—	—	(6,591,925)	(6,591,925)
Balance, December 31, 2019	57,080,356	$57,082	$165,891,753	$(139,988,685)	$25,960,150

Balance, October 1, 2017	45,933,472	$45,935	$129,377,542	$(108,931,967)	20,491,510
Shares issued under 2015 Purchase Agreement
Purchase shares	950,000	950	1,993,750	—	1,994,700
Commitment shares	3,584	3	(3)	—	—
Share based compensation	—	—	2,066,987	—	2,066,987
Net loss	—	—	—	(6,919,731)	(6,919,731)
Balance, December 31, 2018	46,887,056	$46,888	$133,438,276	$(115,851,698)	$17,633,466

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2019

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

These accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2019 was derived from the audited annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2019 filed with the SEC on December 16, 2019. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

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

December 31, 2019

(Unaudited)

Note 1       Business Description and Basis of Presentation – (continued)

The Company believes that its existing cash and cash equivalents, along with existing financial commitments from third parties, will be sufficient to meet its cash commitments for at least the next two years after the date that these interim condensed consolidated financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

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

Adjustment of Prior Period Financial Statements

As previously disclosed in Note 1 to the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2019, the Company adjusted amounts to previously reported consolidated financial statements which were immaterial. These adjustments were identified in connection with the preparation of the consolidated financial statements for the year ended September 30, 2019 and related to the timing of recognition of research and development incentive income. Previously the Company accounted for research and development incentive income when received in cash. During the year ended September 30, 2019, based on a continuing assessment regarding the Company’s eligibility for the incentive programs under which it was receiving such income, the Company determined that the income should have been accrued and recorded in the period in which the qualifying research and development expenditures were incurred.

These interim condensed consolidated financial statements for the three months ended December 31, 2018 have been similarly adjusted to reflect the adjusted research and development incentive income for the quarter accordingly in the amount of $413,682 and should be read in conjunction with Note 1 to the Company’s consolidated financial statements for the year ended September 30, 2019.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2019

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

At December 31, 2019 and September 30, 2019, the Company did not have any Level 3 assets or liabilities.

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

As of December 31, 2019, loss per share excludes 9,226,266 (September 30, 2019 – 8,812,933) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2019

(Unaudited)

Note 2       Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840,

Leases. The main difference between previous U.S. GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The adoption of this standard on October 1, 2019 did not have any impact on the Company's results of operations, financial condition, cash flows, and financial statement disclosures. The Company elected to the package of practical expedients permitted under the transition guidance that allowed, among other things, the historical lease classifications to be carried forward without reassessment. Further, the Company elected to not recognize lease assets and lease liabilities for leases with a term of 12 months or less.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees for goods and services by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance was effective for the Company beginning on October 1, 2019 and was required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The adoption of this standard on October 1, 2019 did not have any impact on the Company's results of operations, financial condition, cash flows, and financial statement disclosures.

Recent Accounting Pronouncements Not Yet Adopted

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2019

(Unaudited)

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

The grant income is deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three months ended December 31, 2019, the Company recognized $74,944 (2018: $74,528) of this grant on its statement of operations within grant income.

Research and development incentive income

Research and development incentive income represents the receipt by the Company’s Australian subsidiary, of the Australian research and development incentive credit, (the “ATO R&D Credit”).

During the three months ended December 31, 2019, the Company recorded research and development incentive income of $943,215 (AUD 1,345,000) (2018: $413,682 (AUD 587,000)) in respect of the ATO R&D Credit for eligible research and development expenses incurred during the period.

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

The Company has agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  The Company also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. As of December 31, 2019, no shares had been sold pursuant to the Offering.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2019

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

During the three months ended December 31, 2019, the Company did not issue any shares to Lincoln Park under the 2015 Purchase Agreement. During the three months ended December 31, 2018, the company issued to Lincoln Park an aggregate of 953,584 shares of common stock under the 2015 Purchase Agreement, including 950,000 shares of common stock for an aggregate purchase price of $1,994,700 and 3,584 commitment shares. At December 31, 2019 and September 30, 2019, all remaining purchase amounts available for issuance under the 2015 Purchase Agreement had been utilized and the 2015 Purchase Agreement has expired pursuant to its terms. As such, no further shares will be sold under the 2015 Purchase Agreement.

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

December 31, 2019

(Unaudited)

Note 4       Equity Offering Agreements – Continued

In consideration for entering into the 2019 Purchase Agreement, the Company issued to Lincoln Park 324,383 shares of common stock as a commitment fee and agreed to issue up to 162,191 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment.

During the three months ended December 31, 2019, the Company issued to Lincoln Park an aggregate of 4,429,835 shares of common stock under the 2019 Purchase Agreement, including 4,394,160 shares of common stock for an aggregate purchase price of $10,997,952 and 35,675 commitment shares. At December 31, 2019, an amount of $34,367,543 remained available under the 2019 Purchase Agreement.

Note 5      Commitments

a)	Leases

During the three months ended December 31, 2019, the Company incurred office lease expense of $50,054 (2018: $37,754).

b)	Litigation

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

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2018	678,379	2.87
Exercised	(8,750)	1.13
Expired	(319,629)	1.46
Balance, September 30, 2019	350,000	4.19
Granted	150,000	3.17
Balance, December 31, 2019	500,000	3.88

At December 31, 2019, the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
350,000	$4.19	June 30, 2021
150,000	$3.17	May 6, 2024
500,000

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2019

(Unaudited)

Note 5        Commitments – Continued

c)	Stock–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s board of directors (the “Board”) approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan is 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization. As a result of the adoption of the 2015 Plan, no further option awards were granted under any previously existing stock option plan. Stock option awards previously granted under the previously existing stock option plans remain outstanding in accordance with their terms.

The 2015 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2015 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2015 Plan.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2019

(Unaudited)

Note 5       Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2018	6,506,917	3.83		2,353,088
Granted	2,265,399	2.79	2.27
Forfeited	(309,383)	3.25
Outstanding, September 30, 2019	8,462,933	3.58		4,115,032
Granted	265,000	2.36	1.98
Forfeited	(1,667)	2.64
Outstanding, December 31, 2019	8,726,266	3.54		2,195,111
Exercisable, December 31, 2019	5,883,586	3.85		2,047,275

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2019.

During the three months ended December 31, 2019, the Company recognized stock-based compensation expense of $1,264,424 (2018: $2,066,987) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	2019	2018
General and administrative	$481,101	$1,011,399
Research and development	783,323	1,055,588
Total share based compensation	$1,264,424	$2,066,987

An amount of approximately $4,602,000 in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2022.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2019	2018
Risk-free interest rate	1.88%	2.96%
Expected life of options (years)	5.21	5.45
Annualized volatility	101.60%	106.15%
Dividend rate	0.00%	0.00%

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

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, (“FDA”), and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

In October 2019, we initiated a long-term open label extension study of ANAVEX®2-73, entitled the ATTENTION-AD study, for patients who have completed the 48-week Phase 2b/3 placebo-controlled trial referenced above. This study is expected to last two years and will give patients the opportunity to continue their treatment.

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

Further, subsequent to December 31, 2019, the FDA granted Fast Track designation for the ANAVEX®2-73 clinical development program for the treatment of Rett syndrome. The FDA Fast Track program is designed to facilitate and expedite the development and review of new drugs to address unmet medical needs in the treatment of serious and life-threatening conditions.

For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a disease modifying animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. In July 2018 the Company received approval from the Spanish Agency for Medicinal Products and Medical Devices (AEMPS), to initiate its Phase 2, double-blind, placebo-controlled 14-week trial of the safety and efficacy of ANAVEX®2-73 for the treatment of Parkinson’s disease dementia. The Phase 2 study commenced in October 2018 and will enroll 120 patients, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo, in approximately 24 clinical study sites across Spain and Australia.

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

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to nine U.S. patents, ten U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors.  This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own two issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these two patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these two patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. This patent is expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims methods for treating a neurodevelopmental disorder or multiple sclerosis by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX® 1-41, another sigma receptor ligand similar to ANAVEX®2-73. This patent is expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see “Risk Factors” ” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019.

Financial Highlights

Operating expenses for the first quarter of fiscal 2020 were $7.7 million, compared to $7.5 million for the comparable quarter in fiscal 2019. The operating expenses include an aggregate of $1.3 million, as compared to $2.1 million in the first quarter of fiscal 2019, in non-cash charges related to the issuance and vesting of stock options. During the quarter, a $0.6 million increase in research and development expenses was largely offset by a $0.4 million decrease in general and administrative expenses.

Net loss for the first quarter of fiscal 2020 was $6.6 million, or $0.12 per share, as compared to $6.9 million, or $0.15 per share in the comparative quarter of fiscal 2019.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three months ended December 31, 2019 compared to three months ended December 31, 2018

Operating Expenses

Total operating expenses for the first quarter of fiscal 2020 were $7.7 million, which represents an increase of $0.2 million from the comparable quarter of fiscal 2019.

Research and development expenses for the first quarter of fiscal 2020 were $6.3 million, as compared to $5.7 million fiscal 2019, an increase of $0.6 million.

During the quarter our general and administrative expenses were $1.4 million as compared to $1.8 million in the comparable quarter of fiscal 2019, a decrease of $0.4 million, primarily related to a decrease in stock-option compensation charges.

Other income

The net amount of other income for the first quarter of fiscal 2020 was $1.1 million as compared to $0.6 million for the comparable quarter of fiscal 2019. The increase in other income is attributable to an increase in Australian research and development incentive income in connection with the increase in eligible clinical activities in Australia over the comparable period.

Liquidity and Capital Resources

Working Capital

	December 31, 2019	September 30, 2019
Current Assets	$31,424,067	$ 25,329,373
Current Liabilities	5,463,917	5,039,674
Working Capital	$25,960,150	$ 20,289,699

At December 31, 2019, we had $27.5 million in cash and cash equivalents, an increase of $5.2 million from September 30, 2019. The principal reason for this increase is due to cash received from financing activities of $11.0 million from the issuance of shares of common stock under the 2019 Purchase Agreement (as defined below).

Cash Flows

	Three months ended December 31,
	2019	2018
Net cash flows used in operating activities	$(5,725,159)	$(4,160,169)
Net cash flows from financing activities	10,997,952	1,944,700
Increase (decrease) in cash and cash equivalents	$5,272,793	$(2,215,469)

Cash flow used in operating activities

Net cash used in operating activities for the three months ended December 31, 2019 was $5.7 million, compared to $4.2 million during the comparable quarter of fiscal 2019. The principal reason for this increase in net cash used from operating activities in the current period is due to an increase in research and development incentive income receivables, and a reduction in trade payables during the period, as compared to the comparable period.

Cash flow provided by financing activities

Cash provided by financing activities for the three months ended December 31, 2019 was $11.0 million, attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement.

Cash provided by financing activities for the three months ended December 31, 2018 was $1.9 million, attributable to cash received from the issuance of common shares at various market prices under the 2015 Purchase Agreement with Lincoln Park.

Other Financing

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

At December 31, 2019, approximately $34.4 million in shares of our common stock remained available for purchase by Lincoln Park under the 2019 Purchase Agreement, including $4.4 million of our shares of common stock currently registered under an effective registration statement.

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

Upon delivery of a placement notice based on our instructions and subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald may sell shares of common stock by methods deemed to be an “at the market offering” offering, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to our prior written consent. We are not obligated to make any sales of shares under the Sales Agreement. We or Cantor Fitzgerald may suspend or terminate the At-the-Market Offering upon notice to the other party, subject to certain conditions.  Cantor Fitzgerald will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We have agreed to pay Cantor Fitzgerald commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  We have also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. To date, no shares of common stock have been sold pursuant to the Sales Agreement.

Liquidity

We expect that we will be able to continue to fund our operations through existing cash on hand and through equity and debt financing in the future. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming these loans would be available, would increase our liabilities and future cash commitments.

Other than our rights related to the Lincoln Park financing and the At-the-Market Offering, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our research and development activities or perhaps even cease the operation of our business.

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

Other than as described in Note 2 “Recent Accounting Pronouncements” to our Consolidated Financial Statements included herein, there have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended September 30, 2019 as filed with the SEC on December 16, 2019.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

Related to accounting for the Australian research and development incentive program, in response to a material weakness identified during the preparation of our consolidated financial statements for the year ended September 30, 2019 and with the oversight of the Audit Committee of our Board of Directors, during the quarter ended December 31, 2019, we evaluated our policies and procedures in respect of the accounting for the Australian research and development incentive program and established additional quarterly procedures which ensure the accounting, estimates and disclosures of this program are assessed and reconciled on a quarterly basis.

Other than as described above, during the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully review and consider the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on December 16, 2019. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in herein and in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the significant factors that may affect our business and operations as described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On February 4, 2020, the Company entered into Amendment No. 1 to the Amended and Restated Employment Agreement (the “Amendment”) with the Company’s Principal Financial Officer (the “PFO”) in her continuing capacity as PFO of the Company, to be effective March 1, 2020. The Amendment amends the Amended and Restated Employment Agreement by and between the Company and the PFO dated October 4, 2017 (the “Employment Agreement”). Pursuant to the terms of the Amendment, the PFO shall receive an annual base salary of $200,000 Canadian dollars and she is entitled to certain compensation from the Company in the event of termination without Cause (as defined in the Amendment).

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2007)
(10)	Material Contracts
10.1*	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 4, 2020
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1*	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD

Chief Executive Officer

(Principal Executive Officer)

Date: February 6, 2020

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA

Principal Financial Officer

(Principal Financial and Accounting Officer)

Date: February 6, 2020

