Form 10-Q
period 2020-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2020-05-07
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,664,946 shares of common stock outstanding as of May 7, 2020.

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2020 and September 30, 2019

	March 31,	September 30,
	2020	2019
	(Unaudited)
Assets
Current
Cash and cash equivalents	$26,563,071	$22,185,630
Incentive and tax receivables	4,151,947	2,642,745
Prepaid expenses and deposits	305,559	500,998
Total Assets	$31,020,577	$25,329,373

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,649,734	$3,523,332
Accrued liabilities	2,579,097	1,516,342
Total Liabilities	6,228,831	5,039,674

Commitments and Contingencies - Note 5

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share 100,000,000 common stock, par value $0.001 per share
Issued and outstanding:
58,664,946 common shares (September 30, 2019 - 52,650,251)	58,666	52,652
Additional paid-in capital	171,958,462	153,633,807
Accumulated deficit	(147,225,382)	(133,396,760)
Total Stockholders' Equity	24,791,746	20,289,699
Total Liabilities and Stockholders' Equity	$31,020,577	$25,329,373

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2020 and 2019

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Operating expenses
General and administrative	$1,720,142	$2,061,251	$3,072,176	$3,822,559
Research and development	6,053,047	6,078,786	12,401,715	11,790,996

Total operating expenses	(7,773,189)	(8,140,037)	(15,473,891)	(15,613,555)

Other income (expenses)
Grant income	74,944	74,527	149,888	149,055
Research and development incentive income	717,328	760,990	1,660,543	1,174,672
Interest income, net	70,180	51,465	116,900	130,265
Foreign exchange (loss) gain, net	(325,960)	54,199	(272,848)	49,693

Total other income, net	536,492	941,181	1,654,483	1,503,685
Net loss before provision for income taxes	(7,236,697)	(7,198,856)	(13,819,408)	(14,109,870)

Income tax expense, current	—	(48,048)	(9,214)	(56,765)

Net loss and comprehensive loss	$(7,236,697)	$(7,246,904)	$(13,828,622)	$(14,166,635)

Net Loss per share
Basic and diluted	$(0.12)	$(0.15)	$(0.24)	$(0.30)

Weighted average number of shares outstanding
Basic and diluted	58,353,954	47,134,686	56,554,037	46,726,649

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2020 and 2019

	2020	2019

Cash Flows used in Operating Activities
Net loss	$(13,828,622)	$(14,166,635)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,965,177	3,960,139
Changes in non-cash working capital balances related to operations:
Incentive and tax receivables	(1,509,202)	(1,210,661)
Prepaid expenses and deposits	195,439	439,552
Accounts payable	126,402	2,434,633
Accrued liabilities	1,062,755	51,345
Net cash used in operating activities	(10,988,051)	(8,491,627)

Cash Flows provided by Financing Activities
Issuance of common shares	15,365,492	5,068,834
Deferred financing charges	—	(50,000)
Net cash provided by financing activities	15,365,492	5,018,834

Increase (decrease) in cash and cash equivalents during the period	4,377,441	(3,472,793)
Cash and cash equivalents, beginning of period	22,185,630	22,930,638
Cash and cash equivalents, end of period	$26,563,071	$19,457,845

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended March 31, 2020 and 2019

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total

Balance, January 1, 2020	57,080,356	$57,082	$165,891,753	$-	$(139,988,685)	$25,960,150
Shares issued under 2019 Purchase Agreement				-		-
Purchase shares	1,570,424	1,571	4,365,969	-	-	4,367,540
Commitment shares	14,166	13	(13)	-	-	-
Share based compensation	-	-	1,700,753	-	-	1,700,753
Net loss	-	-	-	-	(7,236,697)	(7,236,697)
Balance, March 31, 2020	58,664,946	$58,666	$171,958,462	$-	$(147,225,382)	$24,791,746

Balance, January 1, 2019	46,887,056	$46,888	$133,438,276	$-	$(114,021,512)	$19,463,652
Shares issued under 2015 Purchase Agreement						-
Purchase shares	1,279,592	1,279	3,365,555	(292,700)	-	3,074,134
Commitment shares	6,047	7	(7)	-	-	-
Shares issued pursuant to cashless exercise of warrants	546	1	(1)	-	-	-
Share based compensation	-	-	1,893,152	-	-	1,893,152
Net loss	-	-	-	-	(7,246,904)	(7,246,904)
Balance, March 31, 2019	48,173,241	$48,175	$138,696,975	$(292,700)	$(121,268,416)	$17,184,034

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended March 31, 2020 and 2019

	Common Stock
			Additional	Common
			Paid-in	Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total

Balance, October 1, 2019	52,650,521	$52,652	$153,633,807	$-	$(133,396,760)	$20,289,699
Shares issued under 2019 Purchase Agreement				-
Purchase shares	5,964,584	5,965	15,359,527	-	-	15,365,492
Commitment shares	49,841	49	(49)	-	-	-
Share based compensation	-	-	2,965,177	-	-	2,965,177
Net loss	-	-	-	-	(13,828,622)	(13,828,622)
Balance, March 31, 2020	58,664,946	$58,666	$171,958,462	$-	$(147,225,382)	$24,791,746

Balance, October 1, 2018	45,933,472	45,935	129,377,542	-	(107,101,781)	22,321,696
Shares issued under 2015 Purchase Agreement
Purchase shares	2,229,592	2,229	5,359,305	(292,700)	-	5,068,834
Commitment shares	9,631	10	(10)	-	-	-
Shares issued pursuant to cashless exercise of warrants	546	1	(1)	-	-	-
Share based compensation	-	-	3,960,139	-	-	3,960,139
Net loss	-	-	-	-	(14,166,635)	(14,166,635)
Balance, March 31, 2019	48,173,241	$48,175	$138,696,975	$(292,700)	$(121,268,416)	$17,184,034

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2020

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

Operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

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

March 31, 2020

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization (“WHO”) declared COVID-19 to be a global pandemic as a result of the rapid spread of the virus beyond its point of origin.

The global outbreak of COVID-19 continues to rapidly evolve as of the date these interim condensed consolidated financial statements are issued. As such, it is uncertain as to the full magnitude that the outbreak will have on the Company’s financial condition and future results of operations. Management is actively monitoring the global situation on its business, including on its clinical trials and operations and financial condition. Given the daily evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19 on its results of operations or financial condition for the year ending September 30, 2020.

On March 27, 2020, the President of the United States signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The enactment of the CARES Act did not have any impact on the Company’s interim condensed consolidated financial statements.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2020

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

These interim condensed consolidated financial statements for the three and six months ended March 31, 2019 have been similarly adjusted to reflect the adjusted research and development incentive income for the three and six months accordingly in the amount of $510,990 and $924,672, respectively and should be read in conjunction with Note 1 to the Company’s consolidated financial statements for the year ended September 30, 2019.

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

March 31, 2020

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

At March 31, 2020 and September 30, 2019, the Company did not have any Level 3 assets or liabilities.

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

As of March 31, 2020, loss per share excludes 10,486,266 (September 30, 2019 – 8,812,933) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2020

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (ASC 740)", which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application. ASU 2019-12 is effective for the Company on October 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements but does not expect such guidance to have a material impact.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2020

(Unaudited)

Note 3	Other Income

Grant Income

During the year ended September 30, 2017, the Company was awarded grant funding in the amount of $597,886. The grant was being received in equal quarterly installments over a period of two years beginning during the year ended September 30, 2018 in exchange for a commitment to complete clinical testing for a therapeutic drug candidate for the treatment of Rett syndrome.

The grant income has been deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three and six months ended March 31, 2020, the Company recognized $74,944 and $149,888, respectively (2019:$74,527 and $149,055, respectively) of this grant on its statement of operations within grant income.

Research and development incentive income

The Company is eligible to obtain certain research and development tax credits, including the New York City Biotechnology Tax Credit (“NYC Biotech credit”), and the Australian research and development tax incentive credit (the “Australia R&D credit”) through a program administered through the Australian Tax Office (the “ATO”), which provides for a cash refund based on a percentage of certain research and development activities undertaken in Australia by the Company’s wholly owned subsidiary, Anavex Australia Pty Ltd. (“Anavex Australia”). Research and development incentive income during the three and six months ended March 31, 2020 and 2019 represents the receipt by the Company’s Australian subsidiary, of the Australian research and development incentive credit, (the “ATO R&D Credit”), as well as receipt by the Company of the New York City Biotechnology Credit (“NYC Biotech credit”).

During the three and six months ended March 31, 2020, the Company recorded research and development incentive income of $717,328 (AUD 1,203,000) and $1,660,543 (AUD 2,548,000), respectively (2019: $510,990 and $924,672, respectively) in respect of the ATO R&D Credit for eligible research and development expenses incurred during the period.

During the three and six months ended March 31, 2019, the Company recorded research and development incentive income of $250,000 and $250,000 respectively, in respect of the NYC Biotech credit.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2020

(Unaudited)

Note 4	Equity Offering Agreements

Sales Agreement

The Company has entered into a Sales Agreement dated July 6, 2018, as amended May 1, 2020 (the “Sales Agreement”) with Cantor Fitzgerald & Co., (“Cantor Fitzgerald”) and SVB Leerink LLC (“Leerink”), and together with Cantor Fitzgerald as Sales Agents, pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through the Sales Agents (the “Offering”).

Upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the Shares by methods deemed to be an “at the market offering” offering, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of the Company. The Company is not obligated to make any sales of Shares under the Sales Agreement. The Company or the Sales Agents may suspend or terminate the offering of Shares upon notice to the other party, subject to certain conditions.  The Sales Agents will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company has agreed to pay the Sales Agents commissions for their services of acting as agents of 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. As of March 31, 2020, no shares had been sold pursuant to the Offering.

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

During the six months ended March 31, 2019, the Company issued an aggregate of 2,239,223 shares of common stock under the 2015 Purchase Agreement, including 2,229,592 shares of common stock for an aggregate purchase price of $5,361,534 and 9,631 commitment shares. At March 31, 2020 and September 30, 2019, all remaining purchase amounts available for issuance under the 2015 Purchase Agreement had been utilized and the 2015 Purchase Agreement has expired pursuant to its terms. As such, no further shares will be sold under the 2015 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2020

(Unaudited)

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

During the six months ended March 31, 2020, the Company issued to Lincoln Park an aggregate of 6,014,425 (2019: Nil) shares of common stock under the 2019 Purchase Agreement, including 5,964,584 (2019: Nil) shares of common stock for an aggregate purchase price of $15,365,492 (2019: $Nil) and 49,841 (2019: Nil) commitment shares. At March 31, 2020, an amount of $30,000,000 remained available under the 2019 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2020

(Unaudited)

Note 5	Commitments and Contingencies

a)	Leases

During the three and six months ended March 31, 2020, the Company incurred office lease expense of $60,861 and $110,915, respectively (2019: $40,507 and $78,261, respectively).

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

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2018	678,379	2.87
Exercised	(8,750)	1.13
Expired	(319,629)	1.46
Balance, September 30, 2019	350,000	4.19
Granted	150,000	3.17
Balance, March 31, 2020	500,000	3.88

At March 31, 2020, the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
350,000	$4.19	June 30, 2021
150,000	$3.17	May 6, 2024
500,000

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2020

(Unaudited)

Note 5	Commitments and Contingencies – (continued)

c)	Stock–based Compensation Plan

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2020

(Unaudited)

Note 5	Commitments and Contingencies – (continued)

d)	Stock-based Compensation Plan – (continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2018	6,506,917	3.83		2,353,088
Granted	2,265,399	2.79	2.27
Forfeited	(309,383)	3.25
Outstanding, September 30, 2019	8,462,933	3.58		4,115,032
Granted	1,525,000	2.86	2.17
Forfeited	(1,667)	2.64
Outstanding, March 31, 2020	9,986,266	3.47		4,517,080
Exercisable, March 31, 2020	6,925,642	3.70		3,815,680

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2020.

During the three and six months ended March 31, 2020, the Company recognized stock-based compensation expense of $1,700,753 and $2,965,177, respectively (2019: $1,893,152 and $3,960,139, respectively) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s interim condensed consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
General and administrative	$810,309	$950,999	$1,291,410	$2,006,587
Research and development	890,444	942,153	1,673,767	1,953,552
Total share based compensation	$1,700,753	$1,893,152	$2,965,177	$3,960,139

An amount of approximately $5,708,800 in stock-based compensation is expected to be recorded over the remaining vesting period of such options through fiscal 2022.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2020	2019
Risk-free interest rate	1.68%	2.91%
Expected life of options (years)	5.44	5.59
Annualized volatility	97.61%	105.96%
Dividend rate	0.00%	0.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “could,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	our ability to generate any revenue or to continue as a going concern;

●	our ability to successfully conduct clinical and preclinical trials for our product candidates;

●	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;

●	the impact of the COVID-19 outbreak and its effect on us;

●	our ability to execute our research and development plan on time and on budget;

●	our products ability to demonstrate efficacy or an acceptable safety profile of our product candidates;

●	our ability to obtain the support of qualified scientific collaborators;

●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;

●	our ability to identify and obtain additional product candidates;

●	our reliance on third parties in non-clinical and clinical studies;

●	our ability to defend against product liability claims;

●	our ability to safeguard against security breaches;

●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;

●	our ability to comply with our intellectual property licensing agreements;

●	our ability to defend against claims of intellectual property infringement;

●	our ability to comply with the maintenance requirements of the government patent agencies;

●	our ability to protect our intellectual property rights throughout the world;

●	competition;

●	the anticipated start dates, durations and completion dates of our ongoing and future clinical studies;

●	the anticipated designs of our future clinical studies;

●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates; and

●	our anticipated future cash position.

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

In September 2019, we announced approval from the Australian Human Research Ethics Committee to commence the third study of ANAVEX®2-73 for the treatment of Rett syndrome, called the EXCELLENCE study. Similar to the AVATAR study, this study is taking place in Australia and is using a convenient once-daily oral liquid ANAVEX®2-73 formulation. The study will evaluate the safety and efficacy of ANAVEX®2-73 in at least 69 pediatric patients, aged 5 to 18, over a 12-week treatment period incorporating ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

Parkinson’s Disease

In September 2016, we presented positive preclinical data for ANAVEX®2-73 in Parkinson’s disease, which demonstrated significant improvements on all measures: behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J. Fox Foundation. Additional data was announced in October 2017 from the model for experimental parkinsonism. The data presented indicates that ANAVEX®2-73 induces robust neurorestoration in experimental parkinsonism. The encouraging results we have gathered in this model, coupled with the favorable profile of this compound in the Alzheimer’s disease trial, support the notion that ANAVEX®2-73 is a promising clinical candidate drug for Parkinson’s disease dementia.

In October 2018, we initiated a double-blind, randomized, placebo-controlled Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (PDD), which will study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The Phase 2 study has enrolled approximately 120 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The ANAVEX®2-73 Phase 2 PDD study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. The study has completed enrollment and topline results are expected by mid-2020.

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

Further, in February 2020, the FDA granted Fast Track designation for the ANAVEX®2-73 clinical development program for the treatment of Rett syndrome. The FDA Fast Track program is designed to facilitate and expedite the development and review of new drugs to address unmet medical needs in the treatment of serious and life-threatening conditions.

For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a disease modifying animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. In July 2018 the Company received approval from the Spanish Agency for Medicinal Products and Medical Devices (AEMPS), to initiate its Phase 2, double-blind, placebo-controlled 14-week trial of the safety and efficacy of ANAVEX®2-73 for the treatment of Parkinson’s disease dementia. The Phase 2 study commenced in October 2018 and has enrolled 120 patients, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo, in approximately 24 clinical study sites across Spain and Australia. The study has completed enrollment and topline results are expected by mid-2020.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2019, an estimated 5.8 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.2 million Americans will be afflicted by the disease, about a 24 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to expand to $3.2 billion by 2021, according to business intelligence provider GBI Research.

●	Rett syndrome - Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands historically accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

●	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $13.5 billion in 2024 according to Datamonitor Healthcare.

●	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 55,000 new cases of pancreatic cancer will be diagnosed this year and approximately 44,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries will increase to $2.9 billion by 2021.

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to nine U.S. patents, ten U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors.  This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own two issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these two patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these two patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. This patent is expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims methods for treating a neurodevelopmental disorder or multiple sclerosis by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41, another sigma receptor ligand similar to ANAVEX®2-73. This patent is expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays.

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

Financial Highlights

Operating expenses for the second quarter of fiscal 2020 were $7.8 million, compared to $8.1 million for the comparable quarter in fiscal 2019. The operating expenses include an aggregate of $1.7 million, as compared to $1.9 million in the second quarter of fiscal 2019, in non-cash charges.

Net loss for the second quarter of fiscal 2020 was $7.2 million, or $0.12 per share, as compared to $7.2 million, or $0.15 per share in the comparative quarter of fiscal 2019.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three and six months ended March 31, 2020 compared to three and six months ended March 31, 2019

Operating Expenses

Total operating expenses for the second quarter of fiscal 2020 were $7.8 million, compared to $8.1 million for the second quarter of fiscal 2019. Total operating expenses for the first half of fiscal 2020 were $15.5 million compared to $15.6 million for the same period in fiscal 2019. This represents a decrease of $0.3 million for the three-month period and $0.1 million for the six-month period.

General and administrative expenses have decreased by $0.4 million to $1.7 million for the three months ended March 31, 2020, as compared to $2.1 million for the second quarter of fiscal 2019. General and administrative expenses decreased by $0.7 million to $3.1 million for the six-month period ended March 31, 2020, as compared to $3.8 million for the applicable prior year period. The decrease in general and administrative expenses was primarily related to a decrease in stock option compensation charges.

Research and development expenses have remained consistent at $6.1 million for the three months ended March 31, 2020 and increased by $0.6 million to $12.4 million for the six-month period ended March 31, 2020, as compared to $11.8 million for the applicable prior year period.  The increase is related to an increase in clinical trial activity.

Other income (net)

The net amount of other income was $0.5 million as compared to $0.9 million for the three-month ended March 31, 2020 and $1.7 million for the six-month period as compared to $1.5 million for the comparable six-month period in fiscal 2019. The decrease in other income in the second quarter of fiscal 2020 is due to an increase in foreign exchange loss, which is the impact of the fluctuation in the value of the Australian Dollar on the Company’s incentive and tax receivables.

Liquidity and Capital Resources

Working Capital

	March 31, 2020	September 30, 2019
Current Assets	$31,020,577	$25,329,373
Current Liabilities	6,228,831	5,039,674
Working Capital	$24,791,746	$20,289,699

At March 31, 2020, we had $26.6 million in cash and cash equivalents, an increase of $4.4 million from September 30, 2019. The principal reason for this increase is due to cash received from financing activities of $15.4 million from the issuance of shares of common stock under the 2019 Purchase Agreement (as defined below), offset by cash used in operations of $11.0 million.

Cash Flows

	Six months ended March 31,
	2020	2019
Net cash flows used in operating activities	$(10,988,051)	$(8,491,627)
Net cash flows from financing activities	15,365,492	5,018,834
Increase (decrease) in cash and cash equivalents	$4,377,441	$(3,472,793)

Cash flow used in operating activities

Net cash used in operating activities for the first six months in fiscal 2020 was $11.0 million, compared to $8.5 million during the comparable period of fiscal 2019. The principal reason for this increase in net cash used from operating activities in the current period is due to an increase in operating expenses, net of non-cash charges, and an increase in research and development incentive income receivables, as compared to the comparable period.

Cash flow provided by financing activities

Cash provided by financing activities for the first six months in fiscal 2020 was $15.4 million, attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement.

Cash provided by financing activities for the first six months in fiscal 2019 was $5.0 million, primarily attributable to cash received from the issuance of common shares at various market prices under the 2015 Purchase Agreement.

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

At March 31, 2020, approximately $30.0 million in shares of our common stock remained available for purchase by Lincoln Park under the 2019 Purchase Agreement.

Sales Agreement

On May 1 2020, we entered into an Amended and Restated Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) and SVB Leerink LLC (“Leerink”) and together with Cantor Fitzgerald as Sales Agents, pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through the Sales Agents (the “At-the-Market Offering”).

Upon delivery of a placement notice based on our instructions and subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell shares of common stock by methods deemed to be an “at the market offering” offering, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to our prior written consent. We are not obligated to make any sales of shares under the Sales Agreement. We or the Sales Agents may suspend or terminate the At-the-Market Offering upon notice to the other party, subject to certain conditions.  The Sales Agents will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We have agreed to pay the Sales Agents commissions for their services of acting as agent of 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  We have also agreed to provide the Sales Agents with customary indemnification and contribution rights. To date, no shares of common stock have been sold pursuant to the Sales Agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on December 16, 2019 except for the following new risk:

The COVID-19 coronavirus could adversely impact our business, including our clinical trials, and financial condition.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, Australia and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 coronavirus continues to spread around the globe, we may experience disruptions that could potentially impact our business and clinical trials.

In addition, the spread of COVID-19 coronavirus has had and may continue to severely impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

In addition to the information set forth in this Form 10-Q, you should carefully review and consider the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on December 16, 2019. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in herein and in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the significant factors that may affect our business and operations as described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

None

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

Date: May 7, 2020

/s/ Sandra Boenisch

Sandra Boenisch, CPA, CGA

Principal Financial Officer

(Principal Financial and Accounting Officer)

Date: May 7, 2020