Form 10-Q
period 2020-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2020-08-06
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

1-844-689-3939

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock Par Value $0.001	AVXL	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes☐ No

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

☐ Yes☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,190,619 shares of common stock outstanding as of August 4, 2020.

1

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2020 and September 30, 2019

	June 30,	September 30,
	2020	2019
	(Unaudited)
Assets
Current
Cash and cash equivalents	$27,619,145	$22,185,630
Incentive and tax receivables	3,547,972	2,642,745
Prepaid expenses and deposits	438,631	500,998
Deferred costs	24,508	—
Total Current Assets	31,630,256	25,329,373
Total Assets	$31,630,256	$25,329,373

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,980,204	$3,523,332
Accrued liabilities	2,968,994	1,516,342
Total Liabilities	6,949,198	5,039,674

Commitments and Contingencies - Note 5

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
100,000,000 common stock, par value $0.001 per share
Issued and outstanding:
60,082,291 common shares (September 30, 2019 - 52,650,251)	60,083	52,652
Additional paid-in capital	178,332,979	153,633,807
Accumulated deficit	(153,712,004)	(133,396,760)
Total Stockholders' Equity	24,681,058	20,289,699
Total Liabilities and Stockholders' Equity	$31,630,256	$25,329,373

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2020 and 2019

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Operating expenses
General and administrative	$1,381,477	$1,388,729	$4,453,654	$5,211,287
Research and development	6,725,002	5,758,446	19,126,717	17,549,442

Total operating expenses	(8,106,479)	(7,147,175)	(23,580,371)	(22,760,729)

Other income (expenses)
Grant income	—	74,944	149,888	223,999
Research and development incentive income	1,319,913	552,335	2,980,456	1,727,007
Interest income, net	56,096	34,838	172,996	165,103
Gain on settlement of accounts payable	—	36,978	—	36,978
Foreign exchange gain (loss), net	248,665	(54,546)	(24,182)	(4,854)

Total other income, net	1,624,674	644,549	3,279,158	2,148,233
Net loss before provision for income taxes	(6,481,805)	(6,502,626)	(20,301,213)	(20,612,496)

Income tax expense, current	(4,817)	(19,300)	(14,031)	(76,065)

Net loss and comprehensive loss	$(6,486,622)	$(6,521,926)	$(20,315,244)	$(20,688,561)

Net Loss per share
Basic and diluted	$(0.11)	$(0.13)	$(0.35)	$(0.43)

Weighted average number of shares outstanding
Basic and diluted	59,105,399	49,622,465	57,401,387	47,691,921

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2020 and 2019

(Unaudited)

	2020	2019

Cash Flows used in Operating Activities
Net loss	$(20,315,244)	$(20,688,561)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	4,216,306	5,194,343
Changes in non-cash working capital balances related to operations:
Incentive and tax receivables	(905,227)	(1,780,150)
Prepaid expenses and deposits	62,367	829,576
Accounts payable	456,872	267,061
Accrued liabilities	1,452,652	184,920
Net cash used in operating activities	(15,032,274)	(15,992,811)

Cash Flows provided by Financing Activities
Issuance of common shares	20,490,297	14,361,379
Deferred financing charges	(24,508)	(50,000)
Net cash provided by financing activities	20,465,789	14,311,379

Increase (decrease) in cash and cash equivalents during the period	5,433,515	(1,681,432)
Cash and cash equivalents, beginning of period	22,185,630	22,930,638
Cash and cash equivalents, end of period	$27,619,145	$21,249,206

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Common Shares to be	Accumulated
	Shares	Par Value	Capital	Issued	Deficit	Total

Balance, April 1, 2020	58,664,946	$58,666	$171,958,462	$—	$(147,225,382)	$24,791,746
Shares issued under 2019 purchase agreement
Purchase shares	1,400,000	1,400	5,123,405	—	—	5,124,805
Commitment shares	16,624	16	(16)	—	—	—
Shares issued pursuant to cashless exercise of options	721	1	(1)	—	—	—
Share based compensation	—	—	1,251,129	—	—	1,251,129
Net loss	—	—	—	—	(6,486,622)	(6,486,622)
Balance, June 30, 2020	60,082,291	$60,083	$178,332,979	$—	$(153,712,004)	$24,681,058

Balance, April 1, 2019	48,173,241	$48,175	$138,696,975	$(292,700)	$(121,268,416)	$17,184,034
Shares issued under 2015 purchase agreement
Purchase shares	2,619,403	2,619	7,833,451	292,700	—	8,128,770
Commitment shares	14,070	14	(14)	—	—	—
Shares issued under 2019 purchase agreement						—
Purchase shares	375,000	375	1,163,400	—	—	1,163,775
Commitment shares	328,157	328	(328)	—	—	—
Share based compensation	—	—	1,234,204	—	—	1,234,204
Net loss	—	—	—	—	(6,521,926)	(6,521,926)
Balance, June 30, 2019	51,509,871	$51,511	$148,927,688	$—	$(127,790,342)	$21,188,857

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2019	52,650,521	$52,652	$153,633,807	$(133,396,760)	$20,289,699
Shares issued under 2019 Purchase Agreement					—
Purchase shares	7,364,584	7,365	20,482,932	—	20,490,297
Commitment shares	66,465	65	(65)	—	—
Shares issued pursuant to cashless exercise of options	721	1	(1)		—
Share based compensation	—	—	4,216,306	—	4,216,306
Net loss	—	—	—	(20,315,244)	(20,315,244)
Balance, June 30, 2020	60,082,291	$60,083	$178,332,979	$(153,712,004)	$24,681,058

Balance, October 1, 2018	45,933,472	$45,935	$129,377,542	$(107,101,781)	$22,321,696
Shares issued under 2015 purchase agreement
Purchase shares	4,848,995	4,849	13,192,755	—	13,197,604
Commitment shares	23,701	27	(27)	—	—
Shares issued under 2019 purchase agreement					—
Purchase shares	375,000	375	1,163,400	—	1,163,775
Commitment shares	328,157	324	(324)	—	—
Shares issued pursuant to cashless exercise of warrants	546	1	(1)	—	—
Share based compensation	—	—	5,194,343	—	5,194,343
Net loss	—	—	—	(20,688,561)	(20,688,561)
Balance, June 30, 2019	51,509,871	$51,511	$148,927,688	$(127,790,342)	$21,188,857

Note 1 Business Description and Basis of Presentation

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

Operating results for the nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

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

On March 27, 2020, the President of the United States signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The enactment of the CARES Act did not have any material impact on the Company’s interim condensed consolidated financial statements.

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

These interim condensed consolidated financial statements for the three and nine months ended June 30, 2020 have been similarly adjusted to reflect the adjusted research and development incentive income for the three and nine months accordingly in the amount of $552,335 and $1,477,007, respectively and should be read in conjunction with Note 1 to the Company’s consolidated financial statements for the year ended September 30, 2019.

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

At June 30, 2020 and September 30, 2019, the Company did not have any Level 3 assets or liabilities.

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

As of June 30, 2020, loss per share excludes 10,576,266 (September 30, 2019 – 8,812,933) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

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

Note 3 Other Income

Grant Income

During the year ended September 30, 2017, the Company was awarded grant funding in the amount of $597,886. The grant was received in equal quarterly installments over a period of two years commencing during the year ended September 30, 2018 in exchange for a commitment to complete clinical testing for a therapeutic drug candidate for the treatment of Rett syndrome.

The grant income was deferred when received and amortized to other income as the related research and development expenditures were incurred. During the three and nine months ended June 30, 2020, the Company recognized $0 and $149,888, respectively (2019: $74,944 and $223,999, respectively) of this grant on its statement of operations within grant income. As at June 30, 2020, the Company had recognized the full amount of grant funding.

Research and development incentive income

The Company is eligible to obtain certain research and development tax credits, including the New York City Biotechnology Tax Credit (“NYC Biotech credit”), and the Australian research and development tax incentive credit (the “Australia R&D credit”) through a program administered through the Australian Tax Office (the “ATO”), which provides for a cash refund based on a percentage of certain research and development activities undertaken in Australia by the Company’s wholly owned subsidiary, Anavex Australia Pty Ltd. (“Anavex Australia”). Research and development incentive income during the three and nine months ended June 30, 2020 and 2019 represents the receipt by the Company’s Australian subsidiary, of the Australian research and development incentive credit, (the “ATO R&D Credit”), as well as receipt by the Company of the New York City Biotechnology Credit (“NYC Biotech credit”).

During the three and nine months ended June 30, 2020, the Company recorded research and development incentive income of $1,319,913 (AUD 1,923,000) and $2,980,456 (AUD 4,471,000), respectively (2019: $552,335 and $1,727,007, respectively) in respect of the ATO R&D Credit for eligible research and development expenses incurred during the period (2019: In respect of the ATO R&D Credit for eligible research and development expenses incurred during the period and the NYC Biotech credit).

Note 4 Equity Offering Agreements

Sales Agreement

The Company has entered into an Amended and Restated Sales Agreement dated May 1, 2020 (the “Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (together the “Sales Agents”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through the Sales Agents (the “Offering”).

Upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the Shares by methods deemed to be an “at the market offering” offering, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of the Company. The Company is not obligated to make any sales of Shares under the Sales Agreement. The Company or Sales Agents may suspend or terminate the offering of Shares upon notice to the other party, subject to certain conditions.  The Sales Agents will act as agent on a commercially reasonable efforts basis consistent with their normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. As of June 30, 2020, no shares had been sold pursuant to the Offering.

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

During the nine months ended June 30, 2019, the Company issued an aggregate of 4,872,696 shares of common stock under the 2015 Purchase Agreement, including 4,848,995 shares of common stock for an aggregate purchase price of $13,197,604 and 23,701 commitment shares. At June 30, 2020 and September 30, 2019, all remaining purchase amounts available for issuance under the 2015 Purchase Agreement had been utilized and the 2015 Purchase Agreement has expired pursuant to its terms. As such, no further shares will be sold under the 2015 Purchase Agreement.

Note 4 Equity Offering Agreements – Continued

2019 Purchase Agreement

On June 7, 2019, the Company entered into a $50,000,000 purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park, as amended on July 1, 2020 (the “Amendment Date”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time from June 12, 2019, the date a prospectus supplement under which shares of common stock issuable under the 2019 Purchase Agreement was filed with the SEC, until July 1, 2022, which is the first day of the next month following the 36-month anniversary of June 12, 2019.

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

The Company’s sale of shares of Common Stock to Lincoln Park subsequent to the Amendment Date is limited to 12,016,457 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the Amendment Date unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the 2019 Purchase Agreement after the Amendment Date equals or exceeds the lower of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the Amendment Date or (B) the average of the closing prices of the Common Stock on the Nasdaq Capital Market for the five Business Days immediately preceding the Amendment Date, and it also limits the Company’s sale of shares to Lincoln Park to the extent it would cause Lincoln Park to beneficially own more than 4.99% of the Company’s outstanding shares of Common Stock at any given time.

In consideration for entering into the 2019 Purchase Agreement, the Company issued to Lincoln Park 324,383 shares of common stock as a commitment fee and agreed to issue up to 162,191 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $50,000,000 aggregate commitment.

During the nine months ended June 30, 2020, the Company issued to Lincoln Park an aggregate of 7,431,049 (2019: 703,157) shares of common stock under the 2019 Purchase Agreement, including 7,364,584 (2019: 375,000) shares of common stock for an aggregate purchase price of $20,490,297 (2019: $1,163,775) and 66,465 (2019: 328,157) commitment shares. At June 30, 2020, an amount of $24,875,198 remained available under the 2019 Purchase Agreement, as amended.

Note 5 Commitments and Contingencies

a)	Leases

During the three and nine months ended June 30, 2020, the Company incurred office lease expense of $58,554 and $169,469, respectively (2019: $49,546 and $127,807, respectively).

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

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2019	350,000	4.19
Granted	150,000	3.17
Balance, June 30, 2020	500,000	3.88

At June 30, 2020, the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
350,000	$4.19	June 30, 2021
150,000	$3.17	May 6, 2024
500,000

Note 5 Commitments and Contingencies – Continued

d)	Stock–based Compensation Plan

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

Note 5 Commitments and Contingencies – (Continued)

           e) Stock-based Compensation Plan - (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2019	8,462,933	3.58		4,115,032
Granted	1,695,000	2.96	2.27
Forfeited	(68,332)	3.01
Exercised	(13,335)	3.15
Outstanding, June 30, 2020	10,076,266	3.48		17,818,714
Exercisable, June 30, 2020	7,284,183	3.67		12,366,473

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2020.

During the three and nine months ended June 30, 2020, the Company recognized stock-based compensation expense of $1,251,129 and $4,216,306, respectively (2019: $1,234,204 and $5,194,343 respectively) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s interim condensed consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
General and administrative	$575,451	$579,636	$1,863,869	$2,586,223
Research and development	675,678	654,568	2,352,437	2,608,120
Total share based compensation	$1,251,129	$1,234,204	$4,216,306	$5,194,343

An amount of approximately $4,858,000 in stock-based compensation is expected to be recorded over the remaining vesting period of such options through fiscal 2023.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2020	2019
Risk-free interest rate	1.57%	2.91%
Expected life of options (years)	5.53	5.59
Annualized volatility	97.80%	105.96%
Dividend rate	0.00%	0.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “could,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

·	our ability to successfully conduct clinical and preclinical trials for our product candidates;

·	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;

·	the impact of the COVID-19 outbreak and its effect on us;

·	our ability to generate any revenue or to continue as a going concern;

·	our ability to execute our research and development plan on time and on budget;

·	our products ability to demonstrate efficacy or an acceptable safety profile of our product candidates;

·	our ability to obtain the support of qualified scientific collaborators;

·	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;

·	our ability to identify and obtain additional product candidates;

·	our reliance on third parties in non-clinical and clinical studies;

·	our ability to defend against product liability claims;

·	our ability to safeguard against security breaches;

·	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;

·	our ability to comply with our intellectual property licensing agreements;

·	our ability to defend against claims of intellectual property infringement;

·	our ability to comply with the maintenance requirements of the government patent agencies;

·	our ability to protect our intellectual property rights throughout the world;

·	competition;

·	the anticipated start dates, durations and completion dates of our ongoing and future clinical studies;

·	the anticipated designs of our future clinical studies;

·	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates; and

·	our anticipated future cash position.

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
Rettsyndrome.org
*INFANTILE SPASMS
FRAGILE X
FRAXA
ANGELMAN'S
FAST
ANAVEX®3-71 (AF710B)
*FRONT. DEMENTIA (FTD)
ALZHEIMER'S DISEASE
PARKINSON'S DISEASE
ANAVEX®1-41
DEPRESSION
STROKE
PARKINSON'S DISEASE
ALZHEIMER'S DISEASE
ANAVEX®1066
VISCERAL PAIN
ACUTE & NEUROPATHIC PAIN
ANAVEX®1037
CANCER (PROSTATE & PANCREATIC)

** = Orphan Drug Designation by FDA*

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

Rett Syndrome

In February 2016, we presented positive preclinical data for ANAVEX®2-73 in Rett syndrome, a rare neurodevelopmental disease. The study was funded by the International Rett Syndrome Foundation (“Rettsyndrome.org”). In January 2017, we were awarded a financial grant from Rettsyndrome.org of a minimum of $0.6 million to cover some of the costs of a multicenter Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. This award was received in quarterly instalments which commenced during fiscal 2018.

In March 2019, we commenced the first Phase 2 clinical trial in a planned Rett syndrome program of ANAVEX®2-73 for the treatment of Rett syndrome. The studies will be conducted in a range of patient age demographics and geographic regions.

The first Phase 2 study, which commenced in March 2019, is taking place in the United States and is a randomized double-blind, placebo-controlled safety, tolerability, pharmacokinetic and efficacy study of oral liquid ANAVEX®2-73 formulation to treat Rett syndrome. Pharmacokinetic and dose findings will be investigated in 31 patients over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol. Primary and secondary endpoints include safety as well as Rett syndrome conditions such as cognitive impairment, motor impairment, behavioral symptoms and seizure activity. The ANAVEX®2-73 Phase 2 Rett syndrome study designs incorporate genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a Alzheimer’s disease study. The study completed enrollment in June 2020 and topline results are expected in late 2020.

In June 2019, we commenced the second Phase 2 study of ANAVEX®2-73 for the treatment of Rett syndrome, called the AVATAR study. This study is taking place in Australia and United Kingdom using a convenient once-daily oral liquid ANAVEX®2-73 formulation. Similar to the United States-based Phase 2 study for Rett syndrome, the study will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 33 patients over a 7-week treatment period including ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

In July 2020, we commenced the third study of ANAVEX®2-73 for the treatment of Rett syndrome, called the EXCELLENCE study. This Phase 2/3 study in pediatric patients with Rett syndrome is using a convenient once-daily oral liquid ANAVEX®2-73 formulation. The study will evaluate the safety and efficacy of ANAVEX®2-73 in at least 69 pediatric patients, aged 5 to 18, over a 12-week treatment period incorporating ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

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

In October 2018, we initiated a double-blind, randomized, placebo-controlled Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (PDD), which will study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The Phase 2 study enrolled approximately 120 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The ANAVEX®2-73 Phase 2 PDD study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. The study has completed enrollment and topline results are forthcoming.

Frontotemporal Dementia

In July 2020, we commenced the First-in-Human Phase 1 clinical trial of ANAVEX®3-71, for the treatment of Frontotemporal Dementia (FTD), for which ANAVEX®3-71 was previously granted orphan drug designation by the FDA. ANAVEX®3-71 is an orally administered small molecule targeting sigma-1 and M1 muscarinic receptors that is designed to be beneficial for neurodegenerative diseases. In preclinical studies, ANAVEX®3-71 demonstrated disease-modifying activity against the major hallmarks of Alzheimer’s disease in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, as well as beneficial effects on mitochondrial dysfunction and neuroinflammation.

The Phase 1 clinical trial is taking place in Australia and will be a prospective double-blind, randomized, placebo-controlled study. A total of at least 36 healthy male and female subjects will be included. Single escalating doses of ANAVEX®3-71 will be administered in order to evaluate the safety, tolerability, and pharmacokinetics (PK) of ANAVEX®3-71 and the effects of food and gender on its PK in healthy volunteers. This study is expected to be followed by longer duration dosing including FTD patients and incorporating exploratory efficacy and disease biomarker measures.

Our Pipeline

Our research and development pipeline includes ANAVEX®2-73 currently in three different clinical study indications, and several other compounds in different stages of clinical and pre-clinical study.

Our proprietary SIGMACEPTOR™ Discovery Platform produced small molecule drug candidates with unique modes of action, based on our understanding of sigma receptors. Sigma receptors may be targets for therapeutics to combat many human diseases, both of neurodegenerative nature, including Alzheimer’s disease, as well as of neurodevelopmental nature, like Rett syndrome. When bound by the appropriate ligands, sigma receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease. Multiple viruses including SARS-CoV-2 (COVID-19) induce cellular stress by intrinsic mitochondrial apoptosis and other related cellular processes, in order to ensure survival and replication. Hence, it is possible that S1R could play a role in modulating the cellular response to viral infection and ameliorate pathogenesis.

Compounds that have been subjects of our research include the following:

ANAVEX®2-73 (blarcamesine)

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

For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a disease modifying animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. In July 2018 the Company received approval from the Spanish Agency for Medicinal Products and Medical Devices (AEMPS), to initiate its Phase 2, double-blind, placebo-controlled 14-week trial of the safety and efficacy of ANAVEX®2-73 for the treatment of Parkinson’s disease dementia. The Phase 2 study commenced in October 2018 and has enrolled 120 patients, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo, in approximately 24 clinical study sites across Spain and Australia. The study has completed enrollment and topline results are expected by forthcoming.

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

ANAVEX®3-71

ANAVEX®3-71 is a clinical drug candidate with a novel mechanism of action via sigma-1 receptor activation and M1 muscarinic allosteric modulation, which has been shown to enhance neuroprotection and cognition in Alzheimer’s disease models. ANAVEX®3-71 is a CNS-penetrable potential disease modifying treatment for cognitive impairments. It is highly effective in very small doses against the major Alzheimer’s hallmarks in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, and also has beneficial effects on inflammation and mitochondrial dysfunctions. ANAVEX®3-71 indicates extensive therapeutic advantages in Alzheimer’s and other protein-aggregation-related diseases given its ability to enhance neuroprotection and cognition via sigma-1 receptor activation and M1 muscarinic allosteric modulation.

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

In July 2020, we commenced the first Phase 1 clinical trial of ANAVEX®3-71, for the treatment of Frontotemporal Dementia (FTD). The study is taking place in Australia and is more fully described above under Clinical Studies Overview – Frontotemporal Dementia.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

·	Alzheimer’s disease – In 2019, an estimated 5.8 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® reports that by 2025, 7.2 million Americans will be afflicted by the disease, about a 24 percent increase from currently affected patients. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

·	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to expand to $3.2 billion by 2021, according to business intelligence provider GBI Research.

·	Rett syndrome - Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

·	Depression - Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands historically accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

·	Epilepsy - Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

·	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

·	Malignant Melanoma - Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

·	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $13.5 billion in 2024 according to Datamonitor Healthcare.

·	Pancreatic Cancer - Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 55,000 new cases of pancreatic cancer will be diagnosed this year and approximately 44,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries will increase to $2.9 billion by 2021.

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

Financial Highlights

Operating expenses for the third quarter of fiscal 2020 were $8.1 million, compared to $7.1 million for the comparable quarter in fiscal 2019. The operating expenses include an aggregate of $1.3 million, as compared to $1.2 million in the third quarter of fiscal 2019, in non-cash charges.

Net loss for the third quarter of fiscal 2020 was $6.5 million, or $0.11 per share, as compared to $6.5 million, or $0.13 per share in the comparative quarter of fiscal 2019.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three and nine months ended June 30, 2020 compared to three and nine months ended June 30, 2019

Operating Expenses

Total operating expenses for the third quarter of fiscal 2020 were $8.1 million, compared to $7.1 million for the third quarter of fiscal 2019. Total operating expenses for the nine-month period ended June 30, 2020 were $23.6 million compared to $22.8 million for the same period in fiscal 2019. This represents an increase of $1.0 million for the three-month period and $0.8 million for the nine-month period.

General and administrative expenses were $1.4 million for the three months ended June 30, 2020, as compared to $1.4 million for the third quarter of fiscal 2019. General and administrative expenses decreased by $0.7 million to $4.5 million for the nine-month period ended June 30, 2020, as compared to $5.2 million for the applicable prior year period. The decrease in general and administrative expenses was primarily related to a decrease in stock option compensation charges of $1.0 million period over period.

Research and development expenses were $6.7 million for the three months ended June 30, 2020 compared to $5.8 million in the comparable quarter of fiscal 2019. Research and development expenses increased by $1.6 million to $19.1 million for the nine-month period ended June 30, 2020, as compared to $17.5 million for the applicable prior year period.  The increase is related to an increase in clinical trial activity.

Other income (net)

The net amount of other income was $1.6 million as compared to $0.6 million for the three-month period ended June 30, 2020 and $3.3 million for the nine-month period as compared to $2.1 million for the comparable nine-month period in fiscal 2019. The increase in other income in the third quarter of fiscal 2020 is due to an increase in research and development incentive income in the three and nine months ended June 30, 2020, as compared the three and nine months ended June 30, 2019, as a result of increased clinical trial activities in Australia.

Liquidity and Capital Resources

Working Capital

	June 30, 2020	September 30, 2019
Current Assets	$31,630,256	$25,329,373
Current Liabilities	6,949,198	5,039,674
Working Capital	$24,681,058	$20,289,699

At June 30, 2020, we had $27.6 million in cash and cash equivalents, an increase of $5.4 million from September 30, 2019. The principal reason for this increase is due to cash received from financing activities of $20.5 million from the issuance of shares of common stock under the 2019 Purchase Agreement (as defined below), offset by cash used in operations of $15.0 million.

Cash Flows

	Nine months ended June 30,
	2020	2019
Net cash flows used in operating activities	$(15,032,274)	$(15,992,811)
Net cash flows from financing activities	20,465,789	14,311,379
Increase (decrease) in cash and cash equivalents	$5,433,515	$(1,681,432)

Cash flow used in operating activities

Net cash used in operating activities for the first nine months in fiscal 2020 was $15.0 million, compared to $16.0 million during the comparable period of fiscal 2019. The principal reason for this decrease in net cash used in operating activities in the current period is due to the receipt of an increased amount of research and development incentive income during the period, as compared to the comparable period.

Cash flow provided by financing activities

Cash provided by financing activities for the first nine months in fiscal 2020 was $20.5 million, attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement.

Cash provided by financing activities for the first nine months in fiscal 2019 was $14.3 million, attributable to cash received from the issuance of common shares at various market prices under the 2015 Purchase Agreement and the 2019 Purchase Agreement.

Other Financing

Purchase Agreement

On June 7, 2019, we entered into the 2019 Purchase Agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), as amended on July 1, 2020 (the “Amendment Date”), pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the 2019 Purchase Agreement in 2019, we issued 324,383 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the 2019 Purchase Agreement and shall issue up to 162,191 shares pro rata, when and if Lincoln Park purchases, at our discretion, the $50,000,000 aggregate commitment. The purchase shares that may be sold pursuant to the 2019 Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time until July 1, 2022.

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

At June 30, 2020, approximately $24.9 million in shares of our common stock remained available for purchase by Lincoln Park under the 2019 Purchase Agreement.

Controlled Equity Offering Sales Agreement

On May 1 2020, we entered into an Amended and Restated Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) and SVB Leerink LLC (“Leerink”) and together as Sales Agents, pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through the Sales Agents (the “At-the-Market Offering”).

Upon delivery of a placement notice based on our instructions and subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell shares of common stock by methods deemed to be an “at the market offering” offering, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to our prior written consent. We are not obligated to make any sales of shares under the Sales Agreement. We or the Sales Agents may suspend or terminate the At-the-Market Offering upon notice to the other party, subject to certain conditions.  The Sales Agents will act as agents on a commercially reasonable efforts basis consistent with their normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We have agreed to pay the Sales Agents commissions for their services of 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  We have also agreed to provide the Sales Agents with customary indemnification and contribution rights. At June 30, 2020, no shares had been sold pursuant to the At-the-Market Offering.

Liquidity

We expect that we will be able to continue to fund our operations through existing cash and cash equivalents on hand and through equity and debt financing in the future. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming these loans would be available, would increase our liabilities and future cash commitments.

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

Other than as described in Note 2 “Recent Accounting Pronouncements” to our Interim Condensed Consolidated Financial Statements included herein, there have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended September 30, 2019 as filed with the SEC on December 16, 2019.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2020	ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD
Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	/s//Sandra Boenisch
Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)

