Form 10-K
period 2020-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2020-12-28
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $177,399,544 based on a price of $3.15 per share, being the closing price of the registrant’s common stock on March 31, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 66,962,957 issued and outstanding as of December 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “could,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

•	our ability to successfully conduct clinical and preclinical trials for our product candidates;
•	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;
•	the impact of the COVID-19 outbreak and its effect on us;
•	our ability to generate any revenue or to continue as a going concern;
•	our ability to execute our research and development plan on time and on budget;
•	our products ability to demonstrate efficacy or an acceptable safety profile of our product candidates;
•	our ability to obtain the support of qualified scientific collaborators;
•	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;
•	our ability to identify and obtain additional product candidates;
•	our reliance on third parties in non-clinical and clinical studies;
•	our ability to defend against product liability claims;
•	our ability to safeguard against security breaches;
•	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;
•	our ability to comply with our intellectual property licensing agreements;
•	our ability to defend against claims of intellectual property infringement;
•	our ability to comply with the maintenance requirements of the government patent agencies;
•	our ability to protect our intellectual property rights throughout the world;
•	competition;
•	the anticipated start dates, durations and completion dates of our ongoing and future clinical studies;
•	the anticipated designs of our future clinical studies;
•	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or fast track designations; and
•	our anticipated future cash position.

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

We currently have two core programs and two seed programs. Our core programs are at various stages of clinical and preclinical development, in neurodegenerative and neurodevelopmental diseases.

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

Clinical Studies Overview

Alzheimer’s Disease

In November 2016, we completed a Phase 2a clinical trial, consisting of PART A and PART B, which lasted a total of 57 weeks, for ANAVEX®2-73 in mild-to-moderate Alzheimer’s patients. This open-label randomized trial met both primary and secondary endpoints and was designed to assess the safety and exploratory efficacy of ANAVEX®2-73 in 32 patients. ANAVEX®2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease. The Phase 2a trial demonstrated positive pharmacokinetic (PK) and pharmacodynamic (PD) data, which established a concentration-effect relationship between ANAVEX®2-73 and study measurements. These measures obtained from all patients who participated in the entire 57 weeks include exploratory cognitive and functional scores as well as biomarker signals of brain activity. Additionally, the study appears to show that ANAVEX®2-73 activity is enhanced by its active metabolite (ANAVEX19-144), which also targets the sigma-1 receptor and has a half-life approximately twice as long as the parent molecule.

Two consecutive trial extensions for the Phase 2a trial have allowed participants who completed the 52-week PART B of the study to continue taking ANAVEX®2-73, providing an opportunity to gather extended safety data for a cumulative time period of five years. In August 2020, patients completing these Phase 2a trial extensions were granted continued access to treatment with ANAVEX®2-73 through the Australian Government Department of Health – Therapeutic Goods Administration (TGA) compassionate use Special Access Scheme.

A larger Phase 2b/3 double-blind, placebo-controlled study of ANAVEX®2-73 in Alzheimer’s disease commenced in August 2018. The Phase 2b/3 study will enroll approximately 450 patients for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial commenced in Australia; and during fiscal 2020 additional regions were added in the United Kingdom, The Netherlands, Germany and Canada. The ANAVEX®2-73 Phase 2b/3 study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. Primary and secondary endpoints will assess safety and both cognitive and functional efficacy, measured through Alzheimer’s Disease Assessment Scale – Cognition (ADAS-Cog), ADCS-ADL and Clinical Dementia Rating – Sum of Boxes for cognition and function (CDR-SB).

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

The first Phase 2 study, which took place in the United States, was completed in December 2020. This trial was a randomized double-blind, placebo-controlled safety, tolerability, pharmacokinetic and efficacy study of oral liquid ANAVEX®2-73formulation in 25 adult female patients with Rett syndrome over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. The primary endpoint of the trial was safety. The convenient oral liquid once-daily dosing of 5 mg ANAVEX®2-73 was well-tolerated and demonstrated dose-proportional PK (pharmacokinetics). All secondary efficacy endpoints of the trial showed statistically significant and clinically meaningful, drug exposure-dependent response in the Rett Syndrome Behaviour Questionnaire (RSBQ) Total scores, when compared to placebo, in the ITT cohort (all participants, p = 0.048). 66.7% of ANAVEX®2-73 treated subjects showed a statistically significant improvement in drug exposure-dependent RSBQ response as compared to 10% of the subjects on placebo in the ITT cohort (all participants, p = 0.011). ANAVEX®2-73 treatment resulted in a sustained improvement in Clinical Global Impression Improvement (CGI-I) scores throughout the 7-week study, when compared to placebo in the ITT cohort (all participants, p = 0.014). 86.7% of ANAVEX®2-73 treated subjects showed a statistically significant CGI-I response, defined as sustained improvement to treatment, as compared to 40% of the subjects on placebo in the ITT cohort (all participants, p = 0.014). Consistent with previous ANAVEX®2-73 clinical trials, patients carrying the common form of the SIGMAR1 gene treated with ANAVEX®2-73 experienced stronger improvements in the prespecified efficacy endpoints.

The second Phase 2 study of ANAVEX®2-73 for the treatment of Rett syndrome, called the AVATAR study, commenced in June 2019. This study is taking place in Australia and the United Kingdom using a convenient once-daily oral liquid ANAVEX®2-73 formulation at a higher dose than the U.S. based Phase 2 study for Rett syndrome. The study will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 33 patients over a 7-week treatment period including ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

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

In October 2020, we completed a double-blind, randomized, placebo-controlled proof-of-concept Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (PDD), to study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The Phase 2 study enrolled approximately 132 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses, 30mg and 50mg, or placebo. The ANAVEX®2-73 Phase 2 PDD study design incorporated genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study.

The study found that ANAVEX®2-73 was safe and well tolerated in oral doses up to 50mg once daily. The results show clinically meaningful, dose-dependent, and statistically significant improvements in the Cognitive Drug Research (CDR) computerized assessment system analysis. The study confirmed the precision medicine approach of targeting SIGMAR1 as a genetic biomarker in response to ANAVEX®2-73.

In August 2020, we announced a financial commitment by Shake It Up Australia Foundation for Parkinson’s Research to fund up to 50% of the costs of an Australian clinical study to develop ANAVEX®2-73 for the disease modifying treatment of Parkinson’s disease. The financial commitment would be made through private placement purchases of our common stock at 200% of the fair market value on the purchase date and will be contingent upon the completion of certain clinical trial milestones relating to the proposed clinical trial. The proposed clinical trial will use a convenient, once-daily oral ANAVEX®2-73 formulation to confirm the previously established potential disease modifying features of ANAVEX®2-73 in an animal model of Parkinson’s disease. Safety and efficacy will be investigated in an appropriately powered placebo-controlled clinical study of Parkinson’s disease patients over at least 48-weeks including ANAVEX®2-73-specific precision medicine biomarkers.

Frontotemporal Dementia

In July 2020, we commenced the First-in-Human Phase 1 clinical trial of ANAVEX®3-71, which was previously granted orphan drug designation for the treatment of Frontotemporal Dementia (FTD) by the FDA. ANAVEX®3-71 is an orally administered small molecule targeting sigma-1 and M1 muscarinic receptors that is designed to be beneficial for neurodegenerative diseases. In preclinical studies, ANAVEX®3-71 demonstrated disease-modifying activity against the major hallmarks of Alzheimer’s disease in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, as well as beneficial effects on mitochondrial dysfunction and neuroinflammation.

The Phase 1 clinical trial will be a prospective double-blind, randomized, placebo-controlled study. A total of at least 36 healthy male and female subjects will be included. Single escalating doses of ANAVEX®3-71 will be administered in order to evaluate the safety, tolerability, and pharmacokinetics (PK) of ANAVEX®3-71 and the effects of food and gender on its PK in healthy volunteers. This study is expected to be followed by longer duration dosing including patients with FTD or other dementia indications with unmet medical need, incorporating exploratory efficacy and disease biomarker measures.

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

In March 2019, we commenced the first Phase 2 clinical trial in a planned Rett syndrome program of ANAVEX®2-73 for the treatment of Rett syndrome. This study, which took place in the United States, was completed in December 2020, however two other clinical trials in Rett syndrome, the AVATAR study and the EXCELLENCE study, are still underway. The studies are being conducted in a range of patient age demographics and geographic regions, as more fully described above under Clinical Studies Overview – Rett Syndrome.

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

For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a disease modifying animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. In October 2020, we completed a double-blind, randomized, placebo-controlled proof-of-concept Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (PDD), to study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The Phase 2 study enrolled approximately 132 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses, 30mg and 50mg, or placebo. The ANAVEX®2-73 Phase 2 PDD study design incorporated genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study.

The study found that ANAVEX®2-73 was safe and well tolerated in oral doses up to 50mg once daily. The results show clinically meaningful, dose-dependent, and statistically significant improvements in the Cognitive Drug Research (CDR) computerized assessment system analysis. We anticipate conducting further clinical trials of ANAVEX®2-73 in Parkinson’s disease dementia after submitting the results of the study to the FDA to obtain regulatory guidance.

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

In July 2018, we presented the results of a genomic DNA and RNA evaluation of the participants in the Phase 2a study. More than 33,000 genes were analyzed using unbiased, data driven, machine learning, artificial intelligence (AI) system for analyzing DNA & RNA data in patients exposed to ANAVEX®2-73. The analysis identified genetic variants that impacted response to ANAVEX®2-73, among them variants related to the Sigma-1 receptor (SIGMAR1), the target for ANAVEX®2-73. Results showed that study participants with the common SIGMAR1 wild type gene variant, which is about 80 percent of the population worldwide, demonstrated improved cognitive (MMSE) and the functional (ADCS-ADL) scores. The results from this evaluation have been used to establish a precision medicine approach in subsequent clinical trials, since these signatures can now be applied to neurological indications tested in clinical studies with ANAVEX®2-73 including Alzheimer’s disease, Parkinson’s disease dementia and Rett syndrome.

ANAVEX®2-73 data presented met prerequisite information in order to progress into a Phase 2b/3 placebo-controlled study. On July 2, 2018, the Human Research Ethics Committee in Australia approved the initiation of our Phase 2b/3, double-blind, randomized, placebo-controlled 48-week safety and efficacy trial of ANAVEX®2-73 for the treatment of early Alzheimer’s disease. Clinical trial sites in Canada, the United Kingdom, the Netherlands and Germany were also added. This Phase 2b/3 study design incorporates inclusion of genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. The Phase 2b/3 study, which is expected to enroll approximately 450 patients, randomized 1:1:1 to either two different ANAVEX®2-73 doses or placebo, commenced in October 2018.

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

In July 2020, we commenced the first Phase 1 clinical trial of ANAVEX®3-71, with focus on the treatment of Frontotemporal Dementia (FTD) and other dementia indications with unmet medical need. The study is more fully described above under Clinical Studies Overview – Frontotemporal Dementia.

ANAVEX®1-41

ANAVEX®1-41 is a sigma-1 receptor agonist. Pre-clinical tests revealed significant neuroprotective benefits (i.e., protects nerve cells from degeneration or death) through the modulation of endoplasmic reticulum, mitochondrial and oxidative stress, which damages and impairs cell viability. In addition, in animal models, ANAVEX®1-41 prevented the expression of caspase-3, an enzyme that plays a key role in apoptosis (programmed cell death) and loss of cells in the hippocampus, the part of the brain that regulates learning, emotion and memory. These activities involve both muscarinic and sigma-1 receptor systems through a novel mechanism of action.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

  Alzheimer’s disease – In 2020, an estimated 5.8 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® estimates that by 2050, this number will rise to nearly 14 million Americans. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

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

At this time, our competitors are other biomedical development companies that are trying to discover and develop compounds to be used in the treatment of Alzheimer’s disease and other CNS diseases, and those companies already doing so. Those companies include Biogen (NASDAQ:BIIB), Pfizer Inc. (NYSE:PFE), Abbvie Plc (NYSE:ABBV), Novartis AG (NYSE:NVS), GlaxoSmithKline Plc (NYSE:GSK), Merck & Co. Inc. (NYSE:MRK), Eli Lilly & Co. (NYSE: LLY), Johnson & Johnson (NYSE:JNJ) and Roche Holding AG (VTX:ROG). For additional discussion of the risks related to competition, see Item 1A “Risk Factors.”

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

For ANAVEX®2-73, ANAVEX®19-144, ANAVEX®1-41, and ANAVEX®1066, we also have granted or pending applications in Australia, Canada, China, Europe, Japan, and Hong Kong, and are expected to expire after 2035.

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

Government regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States. We are subject to various government regulations in connection with the development of our pipeline.

U.S. Drug Development and Regulation

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act and its implementing regulations (“FDCA”). The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Once a drug candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An Investigational New Drug application (“IND”) sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the first phase of clinical trials, the parameters to be used in monitoring the safety of the trial, and the effectiveness criteria to be evaluated should the first phase lend itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective thirty (30) days after receipt by FDA, unless FDA, within the 30-day time period, places the clinical trial on a clinical hold. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with FDA good clinical practice (“GCP”) requirements, which include a requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and/or effectiveness criteria to be evaluated. Each protocol must be submitted to FDA as part of the IND, and timely safety reports must be submitted to FDA and the investigators for serious and unexpected adverse events. An Institutional Review Board (“IRB”) at each institution participating in the clinical trial must review and approve each protocol before a clinical trial may commence at the institution and must also approve the information regarding the trial as well as the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with all applicable IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined in certain cases:

Phase 1: The compound is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In most cases, initial Phase 1 clinical trials are conducted with healthy volunteers. However, where the compound being evaluated is for the treatment of severe or life-threatening diseases, such as cancer, and especially when the product may be too toxic to ethically administer to healthy volunteers, the initial human testing may be conducted on patients with the target disease or condition. Sponsors sometimes subdivide their Phase 1 clinical trials into Phase 1a and Phase 1b clinical trials. Phase 1b clinical trials are typically aimed at confirming dosage, pharmacokinetics and safety in a larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases or conditions.

Phase 2: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to confirm dosage tolerance and appropriate dosage.

Phase 3: Phase 3 clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials, often referred to as “pivotal” clinical trials, are intended to establish the overall risk-benefit ratio of the compound and provide, if appropriate, an adequate basis for product labeling.

FDA or the sponsor may suspend a clinical trial at any time on various grounds, including any finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected, serious harm to study subjects. In addition, clinical trials may be overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this committee may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

Post-approval trials may also be conducted after a drug receives initial marketing approval. These trials, often referred to as “Phase 4” trials, are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of such clinical trials as a condition of approval of an NDA.

During the development of a new drug, sponsors are given several opportunities to meet with FDA. These meetings can provide an opportunity for the sponsor to share information about the progress of the application or clinical trials, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. These meetings may occur prior to the submission of an IND, at the end of Phase 2 clinical trials, or before an NDA is ultimately submitted. Sponsors typically use the meetings at the end of the Phase 2 trials to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug. Meetings at other times may be made upon request.

Concurrent with clinical trials, companies typically complete additional, animal or other non-clinical studies, develop additional information about the chemistry and physical characteristics of the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with FDA’s current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must consistently produce quality batches of the drug and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.

While the IND is active, progress reports summarizing the results of ongoing clinical trials and nonclinical studies performed since the last progress report must be submitted on at least an annual basis to FDA, and written IND safety reports must be submitted to FDA and investigators for serious and unexpected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important, increased incidence of a serious adverse reaction compared to that listed in the protocol or investigator brochure.

There are also requirements governing the submission of certain clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial registration and results information, which is made publicly available at www.clinicaltrials.gov. Failure to properly report clinical trial results can result in civil monetary penalties. Disclosure of clinical trial results can often be delayed until the new product or new indication being studied has been approved.

U.S. review and approval process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to FDA as part of a New Drug Application (“NDA”). The submission of an NDA is subject to the payment of substantial user fees; a waiver of which may be obtained under certain limited circumstances.

FDA reviews NDAs to determine, among other things, whether the product is safe and effective for its intended use and whether it is manufactured in a cGMP-compliant manner, which will assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”), FDA has a goal of ten months from the date of “filing” of a standard, completed NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because FDA has approximately two months to make a “filing” decision after the application is submitted. FDA conducts a preliminary review of all NDAs within the first sixty days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

FDA may refer an application for a new drug to an advisory committee within FDA. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether and under what conditions the application should be approved. FDA is not bound by the recommendations of such an advisory committee, but it considers advisory committee recommendations carefully when making decisions.

Before approving an NDA, FDA will also inspect the facility where the product is manufactured. FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Before approving an NDA, FDA may also inspect one or more clinical trial sites to assure compliance with GCP requirements.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, FDA may decide that the NDA does not satisfy the criteria for approval. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications.

The Pediatric Research Equity Act (“PREA”), requires IND sponsors to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

If a drug receives FDA approval, the approval may be limited to specific diseases and dosages, which could restrict the commercial value of the product. In addition, FDA may require testing and surveillance programs to monitor the safety of approved products which have been commercialized, and may require a sponsor to conduct post-marketing clinical trials, which are designed to further assess a drug’s safety and effectiveness after NDA approval. FDA may also place other conditions on approval, including a requirement for a risk evaluation and mitigation strategy (“REMS”) to assure the safe use of the drug. If FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescribing or dispensing of products. Marketing approval may be withdrawn for non-compliance with REMS or other regulatory requirements, or if problems occur following initial marketing.

Post-approval requirements

Once an approval is granted, FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. After approval, some types of changes to the approved drug, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with FDA and certain state agencies and are subject to periodic unannounced inspections by FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations.

Any drug product manufactured or distributed by us pursuant to FDA approval will be subject to continuing regulation by FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. FDA strictly regulates labeling, advertising, promotion and other types of information regarding approved drugs that are placed on the market, and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product for a certain indication or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable governmental requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-marketing clinical trials, enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Expedited development and review programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

A product is eligible for priority review if it is intended to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to currently marketed products. FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. FDA endeavors to review applications with priority review designations within six months of the filing date, as compared to ten months for review of NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drugs intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act (“FDASIA”) established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a compound as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, FDA will work to expedite the development and review of such drug.

Fast track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. However, even if a product qualifies for one or more of these programs, FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan drug designation

Under the Orphan Drug Act, FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before an NDA is submitted. After FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our compounds for seven years if our compound is determined to be contained within the competitor’s product for the same indication or disease, or if a competitor obtains approval of the same drug as defined by the FDA. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”), or an NDA submitted under Section 505(b)(2) (a “505(b)(2) NDA”), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active ingredient for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Foreign Sales

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

U.S. coverage and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any compound for which we may seek regulatory approval. Sales in the United States will depend in part on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, CHIP, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our therapeutic compounds can be subject to challenge, reduction or denial by payors.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Additionally, in the United States there is no uniform policy among payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. If coverage and adequate reimbursement are not available, or are available only at limited levels, successful commercialization of, and obtaining a satisfactory financial return on, any product we develop may not be possible.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our compounds to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

Fraud and Abuse Laws

Federal and state health care laws and regulations restrict business practices in the biopharmaceutical industry. In the biopharmaceutical industry, there are a number of federal and state health care regulatory requirements that apply to entities, including, but not limited to, the federal and state fraud and abuse laws. These laws include, but are not limited to, anti-kickback and self-referral law, civil false claims act law, criminal false statement law, civil monetary penalty laws, exclusion law, and other civil, criminal, and administrative laws. Health care laws, regulations, and guidance continuously evolve and are thereby subject to constant change.

The Federal Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b), among other things, prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration, whether directly or indirectly and overtly or covertly in cash or in kind, in return for, or to induce the referral of an individual for the:

• furnishing or arranging for the furnishing of items or services reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs; or

• purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs.

There are a number of narrow safe harbors to the Federal Anti-Kickback Statute. Such safe harbors permit certain payments and business practices that, although they would otherwise potentially implicate the Federal Anti-Kickback Statute, are not treated as an offense under the same if all of the requirements of the specific applicable safe harbor are met. Actual knowledge of the statute or specific intent to violate it is not required in order for a person or entity to have committed a violation.

The Federal Anti-Kickback Statute applies to certain arrangements with healthcare providers, product end users and other parties, including marketing arrangements and discounts and other financial incentives offered in connection with the sales of our products. Regulatory authorities may determine that certain marketing, pricing, or other activities violate the Federal Anti-Kickback Statute or other applicable laws. Noncompliance with the Federal Anti-Kickback Statute can result in civil, administrative and/or criminal penalties, restrictions on the ability to operate in certain jurisdictions, and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. In addition, non-compliance can result in the need to curtail and/or restructure operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of operations could adversely affect the ability to operate a business, financial condition, and results of operations. A violation of the Federal Anti-Kickback Statute can serve as a false or fraudulent claim for purposes of the civil False Claims Act and the civil monetary penalties statute.

The Ethics in Patient Referrals Act, commonly known as the “Stark Law,” 42 U.S.C. § 1395nn, prohibits a physician from making referrals for certain “designated health services” payable by Medicare to an entity in which the physician or an immediate family member of such physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement, unless a statutory exception applies. There are a number of exceptions to the Stark Law. Such exceptions permit certain payments and arrangements that, although they would otherwise potentially implicate the Stark Law, are not treated as a violation under the same if the requirements of the specific exceptions are met. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliance arrangement, civil penalties, damages and exclusion from Medicare or other governmental programs. These requirements are highly technical and there can be no guarantee that regulatory authorities will not determine or assert that arrangements are in violation of the Stark Law and do not otherwise meet applicable Stark Law exceptions.

The federal false statements statute, 42 U.S.C. § 1320a-7b(a), prohibits knowingly and willfully falsifying, concealing, or omitting a material fact or making any materially false statement in connection with the delivery of health care benefits, items, or services. Similarly, 18 U.S.C. § 1035 prohibits a person or entity, in any matter involving a health care benefit program, from knowingly or willfully falsifying, concealing, or covering up by any trick, scheme, or device a material fact; making any materially false, fictitious, or fraudulent statements or representations; or making or using any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry. In addition to criminal penalties, violation of these statutes may result in collateral administrative sanctions, including exclusion from participation in Medicare, Medicaid and other federal health care programs.

18 U.S.C. § 669 prohibits knowingly and willfully embezzling, stealing, or otherwise without authority converting to the use of any person or entity other than the rightful owner, or intentionally misapplying any of the moneys, funds, securities, premiums, credits, property, or other assets of a health care benefit program. In addition to criminal penalties, violation of this statute may result in collateral administrative sanctions, including exclusion from participation in Medicare, Medicaid and other federal health care programs.

The criminal health care fraud statute, 18 U.S.C. § 1347, establishes criminal liability for whoever knowingly and willfully executes, or attempts to execute, a scheme or artifice to defraud any health care benefit program, or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, in connection with the delivery of or payment for health care benefits, items, or services. In addition to criminal penalties, violation of this statute may result in collateral administrative sanctions, including exclusion from participation in Medicare, Medicaid and other federal health care programs. A person or entity need not have actual knowledge of this law or specific intent to commit a violation of this law.

18 U.S.C. § 1518 establishes criminal liability for whoever willfully prevents, obstructs, misleads, delays or attempts to prevent, obstruct, mislead, or delay the communication of information or records relating to a violation of a Federal health care offense to a criminal investigator. In addition to criminal penalties, violation of this statute may result in collateral administrative sanctions, including exclusion from participation in Medicare, Medicaid and other federal health care programs.

18 U.S.C. § 286 establishes criminal liability for whoever enters into any agreement, combination, or conspiracy to defraud the United States, or any department or agency thereof, by obtaining or aiding to obtain the payment or allowance of any false, fictitious or fraudulent claim. In addition to criminal penalties, violation of this statute may result in collateral administrative sanctions, including exclusion from participation in Medicare, Medicaid and other federal health care programs.

18 U.S.C. § 287 establishes criminal liability for whoever knowingly makes or presents a false, fictitious or fraudulent claim to the United States Government, including any department or agency thereof. In addition to criminal penalties, violation of this statute may result in collateral administrative sanctions, including exclusion from participation in Medicare, Medicaid and other federal health care programs.

The Federal False Claims Act, 31 U.S.C. § 3729, et seq., provides, in part, that the federal government—or a private party on behalf of the government—may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent claim for payment, or who has made a false statement or used a false record to get a claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government or who has knowingly retained an overpayment. Knowledge under the Federal False Claims Act means actual knowledge, deliberate indifference, or reckless disregard. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring whistleblower lawsuits against companies.

The civil monetary penalties law, 42 U.S.C. § 1320a-7a, provides, in part, that the federal government may seek civil monetary penalties against any person who presents or causes to be presented claims to a Federal health care program that the person knows or should know is for an item or services that was not provided as claimed or is false or fraudulent, or the person has made a false statement or used a false record to get a claim paid. The federal government may also seek civil monetary penalties for a wide variety of other conduct, including offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of providers and violations of the Federal Anti-Kickback Statute.

Violations of the Federal False Claims Act and/or the Civil Monetary Penalties Law can result in penalties ranging from $11,665 to $23,331 for each false claim violation of the Federal False Claims Act and varying amounts based on the type of violation of the Civil Monetary Penalties Law, plus up to three times the amount of damages that the federal government sustained. In addition, the federal government may also seek exclusion from participation in all federal health care programs.

42 U.S.C. Section 1320a-7 provides that individuals and entities can be mandatorily or permissively excluded from participation in federal health care programs. The grounds for mandatory exclusion include, but are not limited to, conviction for a criminal offense related to the delivery of an item or service reimbursed under a federal or state health care program, and a conviction related to health care fraud. The grounds for permissive exclusion include, but are not limited to, criminal offenses relating to fraud inside and outside of health care, convictions related to obstruction of an investigation or audit, and/or failure to disclose certain required information. Exclusion from federal health care programs—whether mandatory or permissive—may mean that we would not be entitled to participation in federal and/or state health care programs for services rendered.

State Fraud and Abuse Provisions

Many states have also adopted some form of anti-kickback and anti-referral laws and false claims acts and civil monetary penalties and other fraud and abuse provisions that apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs. A determination of liability under such laws could result in fines, penalties, and exclusion, as well as restrictions on the ability to operate in these jurisdictions.

Corporate liability can be present as a result of the illegal activities of employees, representatives, contractors, collaborators, agents, subsidiaries, or affiliates, even if they were not explicitly authorized. There can be no assurance that all employees, representatives, contractors, collaborators, agents, subsidiaries or affiliates will comply with the foregoing laws at all times. Violation of the aforementioned and other laws could result in whistleblower complaints, investigations, sanctions, settlements, prosecution, government oversight and reporting, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions or other administrative remedies, suspension and/or debarment from contracting with certain governments or other persons, the loss of privileges, reputational harm, contract damages, adverse media coverage and other collateral consequences. In addition, corporate directors, officers, employees, and other representatives who engage in violations of these and other laws may face imprisonment, fines, and penalties. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if a company does not prevail in any possible civil or criminal litigation, business, financial condition, and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm business, financial condition, and results of operations. Any of the consequences contained in this paragraph and section could adversely affect the ability to operate the business, financial condition, and the results of operations.

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and implementing regulations thereunder (collectively, “HIPAA”) requires certain healthcare providers, health plans and healthcare clearinghouses who conduct specified electronic healthcare transactions (“covered entities”), as well as their independent contractors and agents who conduct certain activities involving protected health information on their behalf (“business associates”) to comply with enumerated requirements relating to the privacy, security and transmission of protected health information. Failure to comply with HIPAA can result in corrective action, as well as civil fines and penalties and government oversight. Among other changes, HITECH made HIPAA security standards directly applicable to business associates, increased the tiered civil and criminal fines and penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file actions to enforce HIPAA. Further, the breach notification rule implemented under HITECH requires covered entities to notify affected individuals, the U.S. Department of Health and Human Services Office of Civil Rights (“OCR”), the agency that enforces HIPAA, and for breaches affecting more than 500 individuals, the media, of any breaches of unsecured protected health information. HIPAA does not create a private right of action for individuals, though individuals may submit complaints related to HIPAA to OCR.

Patient Protection and Affordable Care Act

In the United States, there have been, and continue to be multiple legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. Policymakers and third party reimbursement programs (i.e. payors) have articulated the goals of controlling healthcare costs, improving quality and/or expanding access in connection with these healthcare reform efforts. As a leading example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was passed, ushering in significant changes to the way healthcare is financed in the United States. With respect to impacts specific to the U.S. pharmaceutical industry, among other things, the ACA:

• increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extended the rebate program to include Medicaid managed care organizations as well as Medicaid fee-for-service programs;

• expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, correspondingly increasing manufacturers’ Medicaid rebate liability;

• created a new methodology by which average manufacturing price is calculated for drugs that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies;

• established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic products;

• expanded the availability of lower drug pricing under the 340B drug pricing program to additional types of covered entities;

• created a new partial prescription drug benefit for Medicare recipients under the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

• amended the Public Health Service Act to create an abbreviated approval pathway for biological products that are demonstrated to be biosimilar to or interchangeable with an FDA-approved biological product;

• added a requirement to annually report product samples that manufacturers and distributors provide to physicians;

• established new requirements, known as “Sunshine Act” requirements for manufacturers of products reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program (“CHIP”) to collect and annually report detailed data to the Centers for Medicare and Medicaid Services (“CMS”) regarding payments or other transfers of value to physicians and teaching hospitals (“covered recipients”), as well as any ownership or investment interest held by physicians and their immediate family members. The reporting data must be accompanied by an attestation as to the accuracy of the data and failure to timely and accurately submit required information may result in civil monetary penalties;

• established a Center for Medicare & Medicaid Innovation at CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs;

• created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

• expanded healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, and enhanced penalties for noncompliance, which are applicable beyond the U.S. pharmaceutical industry (e.g. to other types of healthcare entities) but also are of specific relevance to the U.S. pharmaceutical industry.

The Bipartisan Budget Act of 2018 amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, the Substance-Use Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”) amended the Sunshine Act to expand the definition of covered recipient for whom applicable manufacturers must collect ad report data to include physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse mid-wives for data reported on or after January 1, 2022.

There have been multiple judicial challenges to certain aspects of the ACA, as well as Congressional efforts to repeal or replace the ACA, and efforts by the Trump administration to delay or circumvent the implementation of certain ACA requirements. For example, the Tax Cuts and Jobs Act of 2017 repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain minimum essential health care insurance, commonly known as the “individual mandate.” On December 14, 2018, a U.S. District Court in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court has agreed to review the case and oral arguments heard oral arguments in November 2020. Therefore, ongoing force and effect of certain or all of the provisions of the ACA remain in a state of uncertainty at this current time.

Research and Development Expenses

Historically, a significant portion of our operating expenses has related to research and development. See our Consolidated Financial Statements contained elsewhere in this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2020 and 2019.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions.

Employees

We currently have twenty full-time employees, and we retain several independent contractors on a regular or as-needed basis. We believe that we have good relations with our employees.

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

Risks Related to our Company

We have had a history of losses and no revenue, which raises a risk regarding our ability to continue as a going concern in the future.

Since inception through September 30, 2020, we have accumulated a deficit of approximately $160 million. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues creates a greater risk of our continued ability to continue as a going concern in the future. As a result, our management expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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
24

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

We have received fast track designation for one of our compounds and may seek such designation or breakthrough therapy and priority review for other compounds in the future. Fast track designation or breakthrough therapy designation may not actually lead to a faster FDA review and approval process.

For some of our compounds, including ANAVEX®2-73, we hope to benefit from FDA’s fast track and priority review programs. In February 2020, the FDA granted Fast Track designation for the ANAVEX®2-73 clinical development program for the treatment of Rett syndrome. However, the fast-track designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

 Under FDA policies, a compound is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the compound provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast-track designated compound would ordinarily meet the FDA’s criteria for priority review.

 Fast track or breakthrough therapy designation for our compounds may not actually lead to a faster review process, and a delay in the review process or in the approval of our compounds will delay revenue from their potential sales and will increase the capital necessary to fund these compound development programs.

We have received orphan drug designation for several of our compounds, but we may be unable to maintain any benefits associated with orphan drug designation, including market exclusivity.

Under the Orphan Drug Act, FDA may grant orphan designation to a drug intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for a disease or condition will be recovered from sales in the United States for that drug. If a product that has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.

 We have received orphan drug designation for several of our compounds, but exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any compound with orphan drug designation may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug exclusivity for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time.

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

Even if we receive regulatory approval for one or more compounds, we will be subject to continuing regulatory obligations and ongoing regulatory review, which may result in significant additional expense. Additionally, our compounds, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties, if we fail to comply with regulatory requirements or if we experience unanticipated problems with our compounds, when and if any of them are approved.

Following potential approval of any our compounds, FDA may impose significant restrictions on a drug’s indicated uses or marketing or require potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the drug. FDA may also require a Risk Evaluation and Mitigation Strategy (“REMS”) as a condition of approval of one or more of our compounds, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use of the drug. Additional REMS elements may include restricted distribution methods, patient registries and other risk minimization tools.

In addition, if FDA or a comparable foreign regulatory authority approves one or more of our compounds, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the approved drug will be subject to additional and potentially extensive ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•	product seizure or detention, or refusal to permit the import or export of our products;
•	injunctions or the imposition of civil or criminal penalties; and
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals.
29

The occurrence of any event or penalty described above may limit our ability to commercialize our compounds and generate revenue, and could require us to expend significant time and resources in response or generate negative publicity.

If any of our compounds are approved, our product labeling, advertising and promotion will also be subject to regulatory requirements and ongoing regulatory review. FDA strictly regulates the promotional claims that may be made about drug products. In particular, a drug may not be promoted for uses that are not approved by FDA as reflected in the drug’s approved labeling. If we receive marketing approval for a compound, physicians may nevertheless lawfully prescribe it to their patients in a manner that is inconsistent with the approved label. While FDA recently clarified that mere knowledge that a physician is prescribing a drug for off label use is not sufficient to constitute unlawful off-label promotion, if we are found to have actively promoted such off label uses, we may become subject to significant liability under the FDCA. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

FDA’s and other regulatory authorities’ policies are subject to change at any time, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our compounds. If we are unable to timely adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance post-marketing, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Finally, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is difficult to predict how any such legislative, administrative or executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these legislative or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our future business operations, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders and may cause the share price of our common stock to fall.

Our articles of incorporation authorize the issuance of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of preferred and common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation. In the event we do issue or sell additional shares of common or preferred stock, it may result in shareholder dilution and may cause our share price to fall.

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

On June 7, 2019, we entered into a Purchase Agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), as amended on July 1, 2020, pursuant to which Lincoln Park committed to purchase up to $50 million of our common stock. The purchase price for shares that we may sell to Lincoln Park under the 2019 Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

We may not be able to access sufficient funds under the 2019 Purchase Agreement or the Sales Agreement when needed.

Our ability to sell shares to Lincoln Park and obtain funds under the 2019 Purchase Agreement is limited by the terms and conditions in the 2019 Purchase Agreement, including restrictions on the amounts we may sell to Lincoln Park at any one time, and a limitation on our ability to sell shares to Lincoln Park to the extent that it would cause Lincoln Park to beneficially own more than 4.99% of our outstanding shares of common stock. Additionally, the sale of common shares to Lincoln Park may be limited to a number of shares equal to 19.99% of the shares of common stock outstanding on the date of the amendment to the 2019 Purchase Agreement unless we obtain shareholder approval or the average price of such sales exceeds the price of our common stock on the amendment date of July 1, 2020 as determined under NASDAQ rules. At September 30, 2020, approximately $24.1 million in shares of our common stock remained available for purchase by Lincoln Park under the 2019 Purchase Agreement

In addition, on May 1, 2020, we entered into an Amended and Restated Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (the “Sales Agents”) to offer shares of our common stock from time to time through “at-the-market” offerings, pursuant to which we may offer and sell shares of our common stock for an aggregate offering price of up to $50 million. While we have offered 1,760,429 shares of common stock through the Sales Agents pursuant to the Sales Agreement for gross proceeds of $7,499,900 through September 30, 2020 under the Sales Agreement, the Sales Agents are only obligated to act as our agent in the sale of shares pursuant to the Sales Agreement on a commercially reasonable efforts basis and subject to certain conditions set forth in the Sales Agreement.

Therefore, we may not in the future, have access to the full amount available to us under the Purchase Agreement or the Sales Agreement. In addition, any amounts we sell under the 2019 Purchase Agreement or the Sales Agreement may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our common stock currently registered.

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

We hold ownership or exclusive rights to nine issued U.S. patent, ten U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs. Neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We maintain several offices of which the office at 7th Floor, 51 West 52nd Street, New York, NY, USA is our main office. Our lease costs are approximately $20,000 per month. We believe our offices are suitable and adequate to operate our business now as they provide us with sufficient space to conduct our operations. We fully utilize our current premises.

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

Holders of Common Stock

As of December 28, 2020, there were approximately 53 holders of record and 66,962,957 shares of our common stock were issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Repurchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2020, included elsewhere in this Annual Report on Form 10-K.

Financial Highlights

During fiscal 2020, we made significant progress in the advancement of clinical studies for ANAVEX®2-73, including continued enrollment of our Phase 2b/3 Alzheimer’s disease trial and expansion of this trial internationally, completion of our proof-of-concept Phase 2 Parkinson’s disease dementia trial, continued advancement of a multi-regional Phase 2/3 clinical program for the treatment of Rett syndrome, including completion of the Phase 2 U.S. trial and expansion of the AVATAR Phase 2 study internationally and the commencement of the EXCELLENCE Phase 2/3 pediatric Rett syndrome study. While fiscal 2020 was marked by the outbreak of COVID-19, which temporarily slowed down activities in many of the countries in which these trials are taking place, our clinical trials were able to continue largely uninterrupted in compliance with local regulations and policies, and we were able to continue to recruit and screen new patients as much as possible to advance these studies. Additionally, we commenced the first in human Phase 1 clinical trial of ANAVEX®3-71 during fiscal 2020 with focus on the treatment of Frontotemporal Dementia (FTD) and other dementia indications with unmet medical need.

As a result, our operating expenses for fiscal 2020 increased to $31.1 million, from $29.1 million in fiscal 2019, an increase of approximately 6.9%. The increase is attributable to an increase in research and development expenses of $2.9 million in 2020 to $25.2 million, or approximately 13.3%.

During fiscal 2020, we utilized $21.3 million to fund our operations, compared to $18.5 million during fiscal 2019. Our cash position increased to $29.2 million at September 30, 2020. Our operations were financed through the issuance of shares of common stock under the 2019 Purchase Agreement, and the Sales Agreement.

We continue to see an increase in our research and development expenditures as we advance our ANAVEX®2-73 clinical studies, including adding extension studies to allow us to continue to gather longer term data, and adding additional staffing to manage the clinical studies currently underway. We also continue to receive support from the Australian government for various clinical trials being conducted within Australia. We will continue to target potential research partners to further advance our pipeline compounds.

In August 2020, we announced a financial commitment by Shake It Up Australia Foundation (SIUAF) for Parkinson’s Research to fund up to 50% of the costs of an Australian clinical study to develop ANAVEX®2-73 for the disease modifying treatment of Parkinson’s disease. The financial commitment would be made through private placement purchases of our common stock at 200% of the fair market value on the purchase date and will be contingent upon the completion of certain clinical trial milestones relating to the proposed clinical trial. There was no impact on our consolidated financial statements for the year ended September 30, 2020 as a result of the commitment from SIUAF.

Net loss for fiscal 2020 was $26.3 million, or $0.45 per share, as compared to $26.3 million, or $0.54 per share in fiscal 2019.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Year ended September 30, 2020 compared to year ended September 30, 2019

Operating Expenses

Total operating expenses for the year ended September 30, 2020 were $31.1 million, compared to $29.1 million in fiscal 2019, which was an increase of approximately $2.0 million from fiscal 2019, or 6.9%.

Research and development expenses for fiscal 2020 were $25.2 million, as compared to $22.3 million fiscal 2019, an increase of $2.9 million, or approximately 13.3%. The largest reason for this increase is due to continued advancement, enrollment and expansion of the company’s clinical trials with ANAVEX®2-73, the commencement of clinical trials for ANAVEX®3-71 and expanded clinical development staffing.

During fiscal 2020 our general and administrative expenses were $5.9 million as compared to $6.8 million in fiscal 2019, a decrease of $0.9 million, primarily related to decreased stock-option compensation charges of $1.0 million.

Other income

The net amount of other income for the year ended September 30, 2020 was $4.8 million as compared to $2.9 million for fiscal 2019. During fiscal 2020, we recorded $4.4 million in research and development incentive income, including the Australian research and development incentive credit administered through the Australian Tax Office, in connection with fiscal 2020 eligible expenditures and fiscal 2019 expenditures for which an overseas finding ruling was obtained during the current year. In comparison, research and development incentive income for fiscal 2019 was $2.5 million in connection with fiscal 2019 eligible expenditures.

Net loss for fiscal 2020 was $26.3 million, or $0.45 per share, compared to a net loss of approximately $26.3 million, or $0.54 per share for fiscal 2019.

Liquidity and Capital Resources

Working Capital

	2020	2019
Current Assets	$34,542,197	$25,329,373
Current Liabilities	7,305,628	5,039,674
Working Capital	$27,236,569	$20,289,699

At September 30, 2020, we had $29.2 million in cash and cash equivalents, an increase of $7.0 million, from $22.2 million at September 30, 2019. The principal reason for this increase is due to net cash received from financing activities of $28.4 million from the issuance of common shares, offset by cash utilized in operations of $21.3 million.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

	2020	2019
Cash flows used in operating activities	$ (21,287,046)	$ (18,527,117)
Cash flows provided by financing activities	28,350,434	17,782,109
Increase (decrease) in cash	$ 7,063,388	$ (745,008)

Cash flow used in operating activities

There was an increase in cash used in operating activities of $2.8 million during fiscal 2020 due to an increase in clinical trial activities, as more fully described above.

Cash flow provided by financing activities

Cash provided by financing activities for fiscal 2020 was related to cash received from the issuance of shares under the 2019 Purchase Agreement and the Sales Agreement, as more fully described below. During fiscal 2020, we issued an aggregate of 9.4 million shares for gross proceeds of $28.8 million. During fiscal 2019, we issued an aggregate of 6.7 million shares for gross proceeds of $17.8 million.

Other Financings

Purchase Agreement

On June 7, 2019, we entered into a Purchase Agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), as amended on July 1, 2020, pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the 2019 Purchase Agreement in 2019, we issued 324,383 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the 2019 Purchase Agreement and shall issue up to 162,191 shares pro rata, when and if Lincoln Park purchases, at our discretion, the $50,000,000 aggregate commitment. The purchase shares that may be sold pursuant to the 2019 Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time until July 1, 2022.

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

At September 30, 2020, approximately $24.1 million in shares of our common stock remained available for purchase by Lincoln Park under the 2019 Purchase Agreement.

Controlled Equity Offering Sales Agreement

On May 1, 2020, we entered into an Amended and Restated Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (the “Sales Agents”), pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through the Sales Agents (the “At-the-Market Offering”).

Upon delivery of a placement notice based on our instructions and subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell shares of common stock by methods deemed to be an “at the market offering”, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to our prior written consent. We are not obligated to make any sales of shares under the Sales Agreement. We or the Sales Agents may suspend or terminate the At-the-Market Offering upon notice to the other party, subject to certain conditions.  The Sales Agents will act as agents on a commercially reasonable efforts basis consistent with their normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We have agreed to pay the Sales Agents commissions for their services of 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  We have also agreed to provide the Sales Agents with customary indemnification and contribution rights. At September 30, 2020, an amount of $42.5 million remained available under the Sales Agreement.

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

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to external CROs, and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. The Company reviews and accrues CRO expenses and clinical trial study expenses based on work performed and relies upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to record expenses in our financial statements based on actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

In addition, we incur expenses in respect of patents and trademarks. The probability of success and length of time to develop commercial applications of the compounds subject to the underlying patents and trademarks is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the compounds subject to the underlying patents and trademarks will ever be successfully commercialized. Due to these risks and uncertainties, we expense the patent and trademark costs within general and administrative expenses in our financial statements.

Stock-based Compensation

We account for all stock-based payments and awards under the fair value-based method.

We account for the granting of share purchase options and warrants to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options and warrants are expensed over their contractual vesting period, or over the expected performance period for only the portion of awards expected to vest, in the case of milestone-based vesting, with a corresponding increase to additional paid-in capital.

Share purchase options and warrants issued to non-employees are measured at the fair value of the equity instruments issued. Compensation expense for share purchase options and warrants issued to non-employees is recorded over the service performance period. Prior to our adoption of ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting on October 1, 2019, options and warrants subject to vesting were periodically re-measured until the counterparty performance was complete, and any change therein was recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity based instruments. After the adoption of ASU No. 2018-07, we measure equity-classified share-based payment awards issued to nonemployees on the grant date, rather than remeasuring the awards through the performance completion date as previously required.

Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis.

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options and warrants at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

For a discussion of recent accounting pronouncements and their possible effect on our results, see Note 2(n) to our Consolidated Financial Statements found elsewhere in this Annual Report.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

45

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Anavex Life Sciences Corp.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. and subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

New York, New York

December 28, 2020

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS

As at September 30, 2020 and 2019

	2020	2019

Assets
Current
Cash and cash equivalents	$29,249,018	$22,185,630
Incentive and tax receivables	4,849,340	2,642,745
Prepaid expenses and deposits	443,839	500,998
Total Assets	$34,542,197	$25,329,373

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,989,054	$3,523,332
Accrued liabilities	3,316,574	1,516,342
Total Liabilities	7,305,628	5,039,674

Commitments and Contingencies - Note 5

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
100,000,000 common stock, par value $0.001 per share
Issued and outstanding:
62,045,198 common shares (2019 - 52,650,521)	62,047	52,652
Additional paid-in capital	186,851,752	153,633,807
Accumulated deficit	(159,677,230)	(133,396,760)
Total Stockholders' Equity	27,236,569	20,289,699
Total Liabilities and Stockholders' Equity	$34,542,197	$25,329,373

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30, 2020 and 2019

	2020	2019
Operating expenses
General and administrative	$5,856,609	$6,846,599
Research and development	25,231,623	22,260,349
Total operating expenses	(31,088,232)	(29,106,948)

Other income (expenses)
Grant income	149,888	298,943
Research and development incentive income	4,375,025	2,465,691
Interest income, net	179,973	207,280
Gain on settlement of accounts payable	—	115,758
Financing related charges	—	(151,133)
Foreign exchange gain (loss), net	125,540	(42,389)

Total other income, net	4,830,426	2,894,150
Net loss before provision for income taxes	(26,257,806)	(26,212,798)

Income tax expense, current	(22,664)	(82,181)

Net loss and comprehensive loss	$(26,280,470)	$(26,294,979)

Net Loss per share
Basic and diluted	$(0.45)	$(0.54)

Weighted average number of shares outstanding
Basic and diluted	58,194,894	48,906,470

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2020 and 2019

	2020	2019

Cash Flows used in Operating Activities
Net loss	$(26,280,470)	$(26,294,979)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	4,876,906	6,430,873
Deferred costs	—	151,133
Gain on settlement of accounts payable	—	(115,758)
Changes in non-cash working capital balances related to operations:
Incentive and tax receivables	(2,206,595)	(772,388)
Prepaid expenses and deposits	57,159	803,196
Accounts payable	465,722	683,797
Accrued liabilities	1,800,232	587,009
Net cash used in operating activities	(21,287,046)	(18,527,117)

Cash Flows provided by Financing Activities
Issuance of common shares	28,754,198	17,832,109
Share issue costs	(403,764)	—
Deferred financing charges	—	(50,000)
Net cash provided by financing activities	28,350,434	17,782,109

Increase (decrease) in cash and cash equivalents during the period	7,063,388	(745,008)
Cash and cash equivalents, beginning of year	22,185,630	22,930,638
Cash and cash equivalents, end of year	$29,249,018	$22,185,630

See Accompanying Notes to Consolidated Financial Statements

F-3

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended September 30, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, September 30, 2018	45,933,472	45,935	$129,377,542	$(107,101,781)	$22,321,696
Shares issued under 2015 Purchase Agreement
Purchase shares	4,848,995	4,849	13,192,755	—	13,197,604
Commitment shares	23,701	24	(24)	—	—
Shares issued under 2019 Purchase Agreement
Purchase shares	1,500,000	1,500	4,633,005	—	4,634,505
Commitment shares	339,415	339	(339)
Shares issued pursuant to cashless exercise of warrants	4,938	5	(5)	—	—
Share based compensation	—	—	6,430,873	—	6,430,873
Net loss	—	—	—	(26,294,979)	(26,294,979)
Balance, September 30, 2019	52,650,521	52,652	$153,633,807	$(133,396,760)	$20,289,699

Shares issued under 2019 Purchase Agreement
Purchase shares	7,564,584	7,565	21,246,733	—	21,254,298
Commitment shares	68,943	69	(69)	—	—
Shares issued pursuant to cashless exercise of options	721	1	(1)	—	—
Shares issued under Sales Agreement, net of shares issue costs	1,760,429	1,760	7,094,376		7,096,136
Share based compensation	—	—	4,876,906	—	4,876,906
Net loss	—	—	—	(26,280,470)	(26,280,470)
Balance, September 30, 2020	62,045,198	62,047	$186,851,752	$(159,677,230)	$27,236,569

See Accompanying Notes to Consolidated Financial Statements

F-4

Note 1	Business Description and Basis of Presentation

Business

Anavex Life Sciences Corp. (“Anavex” or the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics by applying precision medicine to central nervous system (“CNS”) diseases with high unmet need. Anavex analyzes genomic data from clinical studies to identify biomarkers, which are used to select patients that will receive the therapeutic benefit for the treatment of neurodegenerative and neurodevelopmental diseases. The Company’s lead compound ANAVEX®2-73 is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a rare severe neurological monogenic disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”).

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

Other than our rights related to the 2019 Purchase Agreement and the Sales Agreement (each as defined below in Note 4), there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its research and development activities.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization (“WHO”) declared COVID-19 to be a global pandemic as a result of the rapid spread of the virus beyond its point of origin.

Note 1	Business Description and Basis of Presentation - (continued)

The global outbreak of COVID-19 continues to rapidly evolve as of the date these consolidated financial statements are issued. As such, it is uncertain as to the full magnitude that the outbreak will have on the Company’s financial condition and future results of operations. Management is actively monitoring the global situation on its business, including on its clinical trials and operations and financial condition. The effects of COVID-19 did not have a material impact on the Company’s result of operations or financial condition for the year ended September 30, 2020. However, given the daily evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

On March 27, 2020, the President of the United States signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The enactment of the CARES Act did not have any material impact on the Company’s consolidated financial statements or deferred tax assets or liabilities.

Note 2	Summary of Significant Accounting Policies

a)	Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, incentive income receivable, valuation and recoverability of deferred tax assets, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the book values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of Anavex Life Sciences Corp. and its wholly-owned subsidiaries, Anavex Australia Pty Limited. (“Anavex Australia”), a company incorporated under the laws of Australia, Anavex Germany GmbH, a company incorporated under the laws of Germany, and Anavex Canada Ltd., a company incorporated under the laws of the Province of Ontario, Canada. All inter-company transactions and balances have been eliminated.

c)	Cash and equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from the date of purchase to be cash equivalents.

Note 2	Summary of Significant Accounting Policies - (continued)

d)	Research and Development Expenses

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

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to external CROs, and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. The Company reviews and accrues CRO expenses and clinical trial study expenses based on work performed and relies upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to record expenses in our financial statements based on the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

In addition, the Company incurs expenses in respect of intellectual property costs relating to patents and trademarks. The probability of success and length of time to develop commercial applications of the compounds subject to the underlying patent and trademark costs is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the compounds subject to the underlying patents and trademarks will ever be successfully commercialized.

Due to these risks and uncertainties, the patent and trademark costs do not meet the definition of an asset and thus are expensed as incurred within general and administrative expenses.

Note 2	Summary of Significant Accounting Policies - (continued)

e)	Research and Development Incentive Income

The Company is eligible to obtain certain research and development tax credits, including the New York City Biotechnology Tax Credit (“NYC Biotech credit”), and the Australian research and development tax incentive credit (the “Australia R&D credit”) through a program administered through the Australian Tax Office (the “ATO”), which provides for a cash refund based on a percentage of certain research and development activities undertaken in Australia by the Company’s wholly owned subsidiary, Anavex Australia Pty Ltd. (“Anavex Australia”). The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million Australian during the reimbursable period.

The tax incentives are available on the basis of specific criteria with which the Company must comply. Although the tax incentive may be administered through the local tax authority, the Company has accounted for the incentives outside of the scope of ASC Topic 740, Income Taxes (“ASC 740”), since the incentives are not linked to the Company’s taxable income and can be realized regardless of whether the Company has generated taxable income in the respective jurisdictions.

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

The Company recognizes the amount of cash refund it expects to receive related to the NYC Biotech credit and Australian research and development tax incentive program when there is reasonable assurance that the cash refund will be received, when the relevant expenditures have been incurred, and when the amount can be reliably measured. This amount is included in Incentive and tax receivables in the accompanying consolidated balance sheets.

In addition, Anavex Australia and Anavex Canada incur Goods and Services Tax (GST) on certain services provided by local vendors. As a domestic entity in those jurisdictions, Anavex Australia and Anavex Canada are entitled to a refund of the GST paid. Similarly, Anavex Germany incurs Value Added Tax (VAT) on certain services provided by local vendors, to which it is entitled to a refund of such VAT paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST and VAT incurred is included in Incentive and tax receivables in the accompanying consolidated balance sheets.

f)	Basic and Diluted Loss per Share

Basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the sum of (1) the weighted-average number of common shares outstanding during the period, (2) the dilutive effect of the assumed exercise of options and warrants using the treasury stock method and (3) the dilutive effect of other potentially dilutive securities. For purposes of the diluted net loss per share calculation, options and warrants are potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Note 2	Summary of Significant Accounting Policies - (continued)

f)	Basic and Diluted Loss per Share – (continued)

As of September 30, 2020, diluted loss per share excludes 10,576,266 (2019 – 8,812,933) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

g)	Financial Instruments

The book value of the Company’s financial instruments, consisting of cash and equivalents, incentive and tax receivables, and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

The Company has determined that the functional currency of Anavex Australia Pty Limited, Anavex Germany GmbH, and Anavex Canada Ltd. is the US dollar.

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

Grant income is recognized at the fair value of the grant when it is received, and all substantive conditions have been satisfied. Grants received from government and other agencies in advance of the specific research and development costs to which they relate are deferred and recognized in the consolidated statement of operations in the period they are earned and when the related research and development costs are incurred.

k)	Income Taxes

The Company follows the provisions of ASC 740, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 2	Summary of Significant Accounting Policies - (continued)

k)	Income Taxes – (continued)

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

The Company recognizes interest and penalties related to current income tax expense on the interest income, net line, in the accompanying consolidated statement of operations. Accrued interest and penalties, if any, are included in accrued liabilities on the consolidated balance sheets.

l)	Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value method.

The Company accounts for the granting of share purchase options and warrants to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options and warrants are expensed over their contractual vesting period, or over the expected performance period for only the portion of awards expected to vest, in the case of milestone-based vesting, with a corresponding increase to additional paid-in capital.

Share purchase options and warrants issued to non-employees are measured at the fair value of the equity instruments issued. Compensation expense for share purchase options and warrants issued to non-employees is recorded over the service performance period. Prior to the Company’s adoption of ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting on October 1, 2019, options and warrants subject to vesting were periodically re-measured until the counterparty performance was complete, and any change therein was recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. After the adoption of ASU No. 2018-07, the Company measures equity-classified share-based payment awards issued to nonemployees on the grant date, rather than remeasuring the awards through the performance completion date as previously required (see Note 2 n)).

Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis.

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options and warrants at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

Note 2	Summary of Significant Accounting Policies - (continued)

m)	Fair Value Measurements

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

At September 30, 2020 and 2019, the Company did not have any Level 3 assets or liabilities.

n)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous U.S. GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The Company elected the package of practical expedients permitted under the transition guidance that allowed, among other things, the historical lease classifications to be carried forward without reassessment. Further, the Company elected to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The adoption of this standard on October 1, 2019 did not have any impact on the Company's consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

Note 2	Summary of Significant Accounting Policies - (continued)

n)	Recently Adopted Accounting Pronouncements – (continued)

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees for goods and services by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance was effective for the Company beginning on October 1, 2019 and was required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The adoption of this standard on October 1, 2019 did not have any material impact on the Company's consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

Grant income

During the year ended September 30, 2017, the Company was awarded grant funding in the amount of $597,886. The grant was received in equal quarterly installments over a period of two years ending during the year ended September 30, 2020, in exchange for a commitment to complete clinical testing for a therapeutic drug candidate for the treatment of Rett syndrome.

The grant income was deferred when received and amortized to other income as the related research and development expenditures were incurred. During the year ended September 30, 2020, the Company recognized $149,888 (2019: $298,943) of this grant on its statement of operations as a component of other income. At September 30, 2020, the Company had recognized the full amount of grant funding.

Note 3	Other Income – (continued)

Research and development incentive income

Research and development incentive income during the years ended September 30, 2020 and 2019 represents the receipt by Anavex Australia, of the Australia R&D Credit, as well as receipt by the Company of the New York City Biotechnology Credit (“NYC Biotech credit”).

During the year ended September 30, 2020, the Company recorded research and development incentive income of $4,375,025 (AUD 6,392,266) (2019: $2,215,691 (AUD 3,281,300)) in respect of the Australia R&D Credit for eligible research and development expenses incurred during the year, or expenditures to which the Company became eligible during the year.

During the year ended September 30, 2019, the Company recorded research and development incentive income of $250,000 in respect of the NYC Biotech Credit. The Company was no longer eligible for the NYC Biotech Credit for the fiscal year ended September 30, 2020.

Note 4	Equity Offering Agreements

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

During the year ended September 30, 2019, the Company issued to Lincoln Park an aggregate of 4,872,696 shares of common stock under the 2015 Purchase Agreement, including 4,848,995 shares of common stock for an aggregate purchase price of $13,197,604 and 23,701 as commitment shares. At September 30, 2019, all remaining purchase amounts available for issuance under the 2015 Purchase Agreement had been utilized and the 2015 Purchase Agreement has expired pursuant to its terms. As such, no further shares will be sold under the 2015 Purchase Agreement.

Note 4	Equity Offering Agreements - (continued)

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

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 200,000 shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 250,000 shares, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. In the event the Company purchases the full amount allowed for a Regular Purchase on any given business day, the Company may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the 2019 Purchase Agreement.

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

During the year ended September 30, 2020, the Company issued to Lincoln Park an aggregate of 7,633,527 (2019 -1,839,415) shares of common stock under the 2019 Purchase Agreement, including 7,564,584 (2019: 1,500,000) shares of common stock for an aggregate purchase price of $21,254,298 (2019: $4,634,505) and 68,943 (2019: 339,415) commitment shares. At September 30, 2020, an amount of $24,111,197 (2019: $45,365,495) remained available under the 2019 Purchase Agreement.

Note 4	Equity Offering Agreements - (continued)

Sales Agreement

The Company entered into a Controlled Equity Offering Sales Agreement on July 6, 2018, which was amended and restated on May 1, 2020 (the “Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (together the “Sales Agents”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $50,000,000 from time to time through the Sales Agents (the “Offering”).

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the year ended September 30, 2020, 1,760,429 shares were sold pursuant to the Offering for gross proceeds of $7,499,900 (net proceeds of $7,096,136 after deducting offering expenses). At September 30, 2020, an amount of $42,500,100 remained available under the Sales Agreement.

Note 5	Commitments

a)	Lease

During the year ended September 30, 2020 the Company incurred office lease expense of $233,423 (2019: $190,416).

b)	Litigation

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

Note 5	Commitments - (continued)

c)	Share Purchase Warrants

The following table summarizes the warrant activity during the years ended September 30, 2020 and 2019:

		Weighted Average Exercise
	Number of Shares	Exercise Price ($)
Balance , September 30 , 2018	678,379	2.87
Exercised	(8,750)	1.13
Expired	(319,629)	1.46
Balance , September 30 , 2019	350,000	4.19
Granted	150,000	3.17
Balance, September 30, 2020	500,000	3.88

During the year ended September 30, 2019, the Company issued 4,938 shares in connection with the exercise of 8,750 warrants on a cashless basis.

At September 30, 2020 the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
350,000	$4.19	June 30, 2021
150,000	$3.17	May 6, 2024
500,000

Note 5	Commitments - (continued)

d)	Stock–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s board of directors approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provided for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan was 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization. At September 30, 2020, 146,371 (2019: 146,371) options remain available for issue under the 2015 Plan.

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

The 2019 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the board of directors at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2019 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2019 Plan. At September 30, 2020, 3,161,665 (2019: 4,788,333) options remain available for issue under the 2019 Plan.

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2018	6,506,917	3.83		2,353,088
Granted	2,265,399	2.79	2.27
Forfeited	(309,383)	3.25
Outstanding, September 30, 2019	8,462,933	3.58		4,115,032
Granted	1,695,000	2.96	2.27
Forfeited	(68,332)	3.01
Exercised	(13,335)	3.15
Outstanding, September 30, 2020	10,076,266	3.48		14,982,581
Exercisable, September 30, 2020	7,412,100	3.66		10,763,906

During the year ended September 30, 2020, the Company issued 721 shares in connection with the exercise of 13,335 options on a cashless basis.

Note 5	Commitments - (continued)

d)	Stock–based Compensation Plan – (continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money on the applicable date.

The Company recognized stock-based compensation expense of $4,876,906 during the year ended September 30, 2020 (2019: $6,430,873) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s consolidated statements of operations as follows:

	2020	2019
General and administrative	$2,210,789	$3,203,165
Research and development	2,666,117	3,227,708
Total share based compensation	$4,876,906	$6,430,873

An amount of approximately $4,040,812 in stock-based compensation is expected to be recorded over the remaining term of such options and warrants through 2023.

The fair value of each option and warrant award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2020	2019
Risk-free interest rate	1.57%	2.50%
Expected life of option (years)	5.53	6.05
Annualized volatility	95.99%	104.45%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the years ended September 30, 2020 and 2019 was determined with reference to the quoted market price of the Company’s shares on the grant date.

Note 6	Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below:

	2020	2019
United States	$(18,096,148)	$(18,031,016)
Foreign	(8,161,658)	(8,181,782)
Total	$(26,257,806)	$(26,212,798)

The components of net deferred income tax assets as of September 30, 2020 and 2019 are as follows:

	2020	2019
Net operating loss carryforwards	$23,397,000	$18,704,000
Research and development tax credit carry forwards	2,069,000	1,162,000
Stock-based compensation	8,283,000	6,570,000
Unpaid charges	83,000	69,000
Intangible asset costs	132,000	30,000
Foreign exchange and other	27,000	15,000
Valuation allowance deferred tax assets	(33,991,000)	(26,550,000)
Net deferred tax assets	$—	$—

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended September 30, 2020 and 2019 is as follows:

	2020	2019
Income tax benefit at statutory federal rate	$(5,519,000)	$(5,505,000)
Foreign income taxed at other rates	(723,000)	(825,000)
Other permanent differences	35,000	140,000
Research and development credit benefit	1,267,000	914,000
State and local taxes	(2,911,000)	(1,487,000)
Adjustment and true up to prior year tax provision	373,000	194,000
Effect of change in statutory rates	36,000	—
State minimum and excise taxes	22,664	82,181
Change in valuation allowances	7,442,000	6,569,000
Income tax expense	$22,664	$82,181

As of September 30, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $76.8 million (2019: $60.8 million) which will begin to expire in 2027 and state and local net operating loss carryforwards of approximately $103.1 million (2019: $64.0 million) which will begin to expire in 2036, The Company had approximately $4.3 million (Approximately AUD$ 6.0 million) (2019: $3.5 million) of net operating loss carryforwards in Australia, which have an indefinite life, available to offset future taxable income in those jurisdictions.

Note 6	Income taxes - (continued)

The Company evaluates its valuation allowance requirements based on available evidence. When circumstances change, and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance has been established at September 30, 2020 and 2019.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state and local and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until the respective statutes of limitation expire. The Company is subject to tax examinations by tax authorities for all taxation years commencing on or after 2013.

Under the provisions of the Internal Revenue Code, the net operating loss (“NOL”) carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of an over 50% cumulative change in the ownership interest of significant stockholders over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state tax provisions. This could limit the amount of NOLs that the Company could be entitled to utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, would be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may affect the limitation in future years. The Company completed a Section 382 analysis through the fiscal year ended September 30, 2020 and currently does not believe Section 382 will apply to limit the utilization of available NOLs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Secretary	55	July 5, 2013
Athanasios Skarpelos	Director	54	January 9, 2013
Claus van der Velden, PhD	Director	48	March 2, 2018
Elliot Favus, MD	Director	46	May 7, 2014
Steffen Thomas, PhD	Director	54	June 15, 2015
Peter Donhauser, D.O.	Director	55	February 8, 2017
Sandra Boenisch, CPA, CGA	Principal Financial Officer, Treasurer	39	October 1, 2015

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

Athanasios Skarpelos. Athanasios (Tom) Skarpelos is a self-employed investor with over 20 years of experience working with private and public companies. For more than 12 years, he has been focused on biotechnology companies involved in drug discovery and drug development projects. His experience has led to relationships with researchers at academic institutes in Europe and North America. Mr. Skarpelos is a founder of Anavex.

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

Steffen Thomas, PhD. Steffen Thomas, has over 15 years of experience as a European patent attorney and is currently practicing at Epping Hermann Fischer, a major intellectual property law firm in Europe. Previously, he worked for Japan-based Takeda Pharmaceutical Company, the largest pharmaceutical company in Asia and a top firm worldwide, as an in-house patent attorney. Prior to that, he worked for Nycomed Pharma, acquired by Takeda in 2011 for approximately USD $10 billion. Dr. Thomas’ legal practice covers drafting of patent applications, prosecuting patent applications before national and international patent offices, defending and challenging patents in opposition, appeal, and nullity proceedings, enforcing patents before the infringement courts, and preparing opinions on patentability and infringement in the technical field of chemistry. Dr. Thomas has particular expertise in small molecule pharmaceuticals. He holds MS and PhD degrees in Chemistry from the University of Munich.

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

Sandra Boenisch, CPA, CGA. Ms. Boenisch is a Chartered Professional Accountant (CPA, CGA) with over 15 years of accounting, audit, and financial reporting experience in a variety of industries, both in the United States and Canada. Ms. Boenisch was an independent consultant, providing financial reporting services to a range of public companies in the United States and Canada since January 2012. From 2008 until 2012, Ms. Boenisch was employed at BDO Canada LLP (Vancouver, BC) where she was hired as a Senior Accountant and was later promoted to Manager, Audit Assurance. Ms. Boenisch specialized in managing assurance engagements for public companies in the United States and Canada. Prior to that, Ms. Boenisch worked for another public accounting firm from 2001 to 2008. As an independent consultant, Ms. Boenisch has acquired considerable experience in finance, governance, and regulatory compliance. She holds a BComm from Laurentian University.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended September 30, 2020.

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

The Audit Committee operates under a charter that was adopted by our board of directors. The Audit Committee met five times during fiscal 2020.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Claus van der Velden (Chairman), Steffen Thomas and Peter Donhauser.

The Nominating and Corporate Governance Committee is appointed by the Board to oversee and evaluate the Board's performance and the company's compliance with corporate governance regulations, guidelines and principles, to identify individuals qualified to become Board members, to recommend to the Board proposed nominees for Board membership, and to recommend to the Board directors to serve on each standing committee. The Nominating and Corporate Governance Committee did not meet but did act by written consent during fiscal 2020.

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

The Compensation Committee operates under a charter that was adopted by our board of directors. The Compensation Committee met one time during fiscal 2020 and also acted by written consent as required.

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

Compensation Consultants

The Compensation Committee makes recommendations to the Board for all compensation for executives, including the structure and design of the compensation programs. The Compensation Committee is responsible for retaining and terminating compensation consultants and determining the terms and conditions of their engagement. During fiscal 2020, the Compensation Committee did not engage any compensation consultants.

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

Summary Compensation

The particulars of compensation paid to our named executive officers for the last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compen- sation ($)	Total ($)
Christopher Missling, PhD President, Chief Executive Officer, and Director	2020 2019	550,000 512,500	55,000 50,000	- -	1,224,648 2,806,339	11,400 11,200	1,841,048 3,380,039

Sandra Boenisch(1) Principal Financial Officer and Treasurer	2020 2019	117,041 72,327	22,313 13,561	- -	155,864 138,672	- -	295,218 224,560

(1)	Compensation to Ms. Boenisch denominated in Canadian Dollars has been translated to US dollars at an exchange rate of 0.7438 during the year ended September 30, 2020 (2019: 0.7534).

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

Sandra Boenisch

We and Ms. Boenisch entered into an amended and restated employment agreement dated October 4, 2017, as amended and extended, whereby we currently pay Ms. Boenisch an annual base salary of $200,000 Canadian dollars, effective March 1, 2020. Ms. Boenisch is eligible for discretionary salary increases.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2020.

Option Awards						Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Christopher Missling	500,000 125,000 500,000 187,500 379,625 861,429 500,000 450,000 366,666 450,000 409,500 250,000 -	- - - - - - - - 33,334 - - 500,000 550,000	- - - - - - - - - - - - -	1.60 1.32 0.92 5.04 6.26 7.06 3.28 5.92 3.30 2.30 2.58 3.15 2.96	July 5, 2023 May 8, 2024 April 2, 2025 Sept 18, 2025 July 5, 2026 July 18, 2026 Sept 22, 2026 May 12, 2027 Dec 13, 2027 May 15, 2028 Oct. 1, 2028 May 3, 2029 January 6, 2030	-	-	-	-

Sandra Boenisch	25,000 106,696 35,000 27,500 30,000 27,300 - -	- - - 2,500 - - 35,000 70,000	- - - - - - - -	5.68 3.28 5.92 3.30 2.30 2.58 2.93 2.96	Oct 2, 2025 Sept 22, 2026 May 12, 2027 Dec 13, 2027 May 15, 2028 Oct. 1, 2028 June 4, 2029 January 6, 2030	-	-	-	-

Stock Option Plans

For a description of our Equity Compensation Plans, please see Item 5 to this annual report on Form 10-K.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Athanasios Skarpelos	-	-	111,320	-	-	-	111,320
Claus van der Velden	16,000	-	111,320	-	-	-	127,320
Elliot Favus	-	-	111,320	-	-	-	111,320
Steffen Thomas	-	-	111,320	-	-	-	111,320
Peter Donhauser	-	-	111,320	-	-	-	111,320

(1) At September 30, 2020, the aggregate number of outstanding vested and unvested stock option awards held by each director was: Mr. Skarpelos options to purchase 245,500 shares, Mr. Van der Velden options to purchase 145,500 shares, Mr. Favus options to purchase 290,500 shares, Mr. Thomas options to purchase 245,500 shares and Mr. Donhauser options to purchase 145,500 shares.

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Our Employment Agreement with Dr. Missling contains provisions regarding our obligations upon his termination and upon a change of control. In the event of a change of control, as such term is defined in the employment agreement, all previously granted but unvested stock options held by Dr. Missling shall vest. Depending on the nature of the termination of Dr. Missling’s services, certain of his salary, bonus and granted securities shall vest in the amounts at such time as set forth in the Employment Agreement. A copy of Dr. Missling’s Second Amendment to Employment Agreement is set forth in its entirety as an exhibit hereto.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 28, 2020, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)
Common Stock	Christopher Missling (CEO/Director)	6,031,264(2)	8.4%
Common Stock	Athanasios Skarpelos (Director)	1,551,958(3)	2.3%
Common Stock	Claus van der Velden (Director)	128,834(4)	*
Common Stock	Elliot Favus (Director)	290,500(5)	*
Common Stock	Steffen Thomas (Director)	245,500(6)	*
Common Stock	Peter Donhauser (Director)	145,500(7)	*
Common Stock	Sandra Boenisch (Principal Financial Officer)	276,959(8)	*
Common Stock	Directors & Executive Officers as a group (7 persons)	8,670,515	11.8%
Common Stock	BlackRock, Inc.	3,480,213	5.2%
*Less than 1%
(1)	Percentage of ownership is based on 66,962,957 of our common stock issued and outstanding as of December 28, 2020. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 500,000 shares of our common stock at $1.60 per share, options to purchase 125,000 shares of our common stock at $1.32 per share, options to purchase 500,000 shares of our common stock at $0.92 per share, options to purchase 187,500 shares of our common stock at $5.04 per share, options to purchase 379,625 shares of our common stock at $6.26 per share, options to purchase 861,429 shares of our common stock at $7.06 per share, options to purchase 500,000 shares of our common stock at $3.28 per share, and options to purchase 450,000 shares of our common stock at $5.92 per share, options to purchase 400,000 shares of our common stock at $3.30 per share, options to purchase 450,000 shares of our common stock at $2.30 per share, options to purchase 409,500 shares of our common stock at $2.58 per share and options to purchase 250,000 shares of our common stock at $3.15 per share that are vested or are vesting within 60 days. Excludes options to purchase 500,000 shares of our common stock at $3.15 per share and options to purchase 550,000 shares of our common stock at $2.96 per share that do not vest within 60 days.
54

(3)	Includes options to purchase 50,000 shares of our common stock at $0.92 per share and options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share and options to purchase 50,000 shares of our common stock at $2.96 per share that have vested or are vesting within 60 days.

(4)	Includes options to purchase 33,334 shares of our common stock at $2.60 per share, options to purchase 45,500 shares of our common stock at $2.58 per share and options to purchase 50,000 shares of our common stock at $2.96 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,666 shares of our common stock at $2.60 per share that are not vesting within 60 days.

(5)	Includes options to purchase 37,500 shares of our common stock at $1.20 per share, options to purchase 50,000 shares of our common stock at $0.92 per share, options to purchase 1,500 shares of our common stock at $5.64 per share, options to purchase 1,500 shares of our common stock at 5.57 per share, options to purchase 1,500 shares of our common stock at $4.90 per share, options to purchase 1,500 shares of our common stock at $5.66 per share, options to purchase 1,500 shares of our common stock at $6.11 per share, options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share and options to purchase 50,000 shares of our common stock at $2.96 per share that have vested or are vesting within 60 days.

(6)	Includes options to purchase 50,000 shares of our common stock at $1.76 per share and options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, and options to purchase 50,000 shares of our common stock at $2.96 per share that have vested or are vesting within 60 days.

(7)	Includes options to purchase 50,000 shares of our common stock at $5.39 per share, options to purchase 45,500 shares of our common stock at $2.58 per share and options to purchase 50,000 shares of our common stock at $2.96 per share that have vested or are vesting within 60 days.

(8)	Includes options to purchase 25,000 shares of our common stock at $5.68 per share, options to purchase 106,696 shares of our common stock at $3.28 per share, options to purchase 35,000 shares of our common stock at $5.92 per share, options to purchase 30,000 shares of our common stock at $3.30 per share, and options to purchase 30,000 shares of our common stock at $2.30 per share, and options to purchase 27,300 shares of our common stock at $2.58 per share that have vested or are vesting within 60 days. Excludes options to purchase 35,000 shares of common stock at $2.93 per share and options to purchase 70,000 shares of our common stock at $2.96 per share that do not vest within 60 days.

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements at September 30, 2020:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,050,553	3.82	3,308,036
Equity compensation plans not approved by security holders	-	-	-
Total	12,050,553	3.82	3,308,036

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There have been no transactions, since October 1, 2018, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our Company for professional services rendered by our independent registered public accounting firm, for the fiscal years ended September 30, 2020 and 2019:

	2020	2019
Audit Fees	$305,751	$229,763
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$305,751	$229,763

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission for the fiscal years ended September 30, 2020 and 2019 in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on January 13, 2005)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2007)
(10)	Material Contracts
10.1	2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on December 29, 2015)
10.2	2019 Omnibus Incentive Plan (incorporated by reference to our Proxy Statement, dated February 11, 2019, as filed on February 11, 2019).
10.3	Purchase Agreement, dated as of June 7, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2019)
10.4	Registration Rights Agreement, dated as of June 7, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2019)
10.5	First Amendment to Purchase Agreement, dated as of July 1, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Current Report on Form 8-K filed on July 2, 2020)
10.6	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.7	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
10.8	Second Amendment to Employment Agreement, dated as of May 3, 2019 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2019)
10.9	Amended and Restated Employment Agreement by and between the Company and with Sandra Boenisch (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
10.10	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 4, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 6, 2020)
10.11	Amended and Restated Sales Agreement, dated May 1, 2020, by and among Anavex Life Sciences Corp., Cantor Fitzgerald & Co. and SVB Leerink LLC (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2020)

Exhibit Number	Description
14	Code of Ethics
14.1	Code of Ethics Adopted on September 13, 2016 (incorporated by reference to our Annual Report on Form 10-K filed on December 14, 2016)
(21)	Subsidiaries
21.1*	Subsidiaries of the Registrant
(23)	Consent
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(99)	Additional Exhibits
99.1	Insider Trading Policy Adopted August 9, 2017 (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 28, 2020	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Christopher Missling, PhD		December 28, 2020
Christopher Missling, PhD	Chief Executive Officer (Principal Executive Officer)
/s/ Sandra Boenisch		December 28, 2020
Sandra Boenisch, CPA, CGA	Principal Financial Officer and Treasurer (Principal Accounting Officer)
/s/ Athanasios Skarpelos		December 28, 2020
Athanasios Skarpelos	Director
/s/ Claus van der Velden, PhD		December 28, 2020
Claus van der Velden, PhD	Director
/s/ Elliot Favus, MD		December 28, 2020
Elliot Favus, MD	Director
/s/ Steffen Thomas, PhD		December 28, 2020
Steffen Thomas, PhD	Director
/s/ Peter Donhauser, D.O.		December 28, 2020
Peter Donhauser, D.O.	Director

