Form 10-Q
period 2020-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2021-02-16
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,487,852 shares of common stock outstanding as of February 12, 2021.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2020 and September 30, 2020

	December 31,	September 30,
	2020	2020
	(Unaudited)
Assets
Current
Cash and cash equivalents	$47,357,599	$29,249,018
Incentive and tax receivables	6,577,807	4,849,340
Prepaid expenses and deposits	398,840	443,839
Total Assets	$54,334,246	$34,542,197

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,216,948	$3,989,054
Accrued liabilities	3,816,521	3,316,574
Total Liabilities	8,033,469	7,305,628

Commitments and Contingencies - Note 5

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
100,000,000 common stock, par value $0.001 per share
Issued and outstanding:
66,962,957 common shares (September 30, 2020 - 62,045,198)	66,964	62,047
Additional paid-in capital	213,766,108	186,851,752
Accumulated deficit	(167,532,295)	(159,677,230)
Total Stockholders' Equity	46,300,777	27,236,569
Total Liabilities and Stockholders' Equity	$54,334,246	$34,542,197

 ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended December 31, 2020 and 2019

(Unaudited)

	Three months ended December 31,
	2020	2019
Operating expenses
General and administrative	$1,470,656	$1,352,035
Research and development	7,925,519	6,348,668

Total operating expenses	(9,396,175)	(7,700,703)

Other income (expenses)
Grant income	-	74,944
Research and development incentive income	1,269,316	943,215
Interest (expense) income, net	(1,559)	46,720
Foreign exchange gain, net	332,634	53,113

Total other income, net	1,600,391	1,117,992
Net loss before provision for income taxes	(7,795,784)	(6,582,711)

Income tax expense, current	(59,281)	(9,214)

Net loss and comprehensive loss	$(7,855,065)	$(6,591,925)

Net Loss per share
Basic and diluted	$(0.12)	$(0.12)

Weighted average number of shares outstanding
Basic and diluted	64,295,143	54,773,685

 ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2020 and 2019

	2020	2019

Cash Flows used in Operating Activities
Net loss	$(7,855,065)	$(6,591,925)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	939,314	1,264,424
Changes in non-cash working capital balances related to operations:
Incentive and tax receivables	(1,728,467)	(1,087,927)
Prepaid expenses and deposits	44,999	266,026
Accounts payable	227,894	(395,834)
Accrued liabilities	499,947	820,077
Net cash used in operating activities	(7,871,378)	(5,725,159)

Cash Flows provided by Financing Activities
Issuance of common shares	26,243,419	10,997,952
Share issue costs	(263,460)	-
Net cash provided by financing activities	25,979,959	10,997,952

Increase in cash and cash equivalents during the period	18,108,581	5,272,793
Cash and cash equivalents, beginning of period	29,249,018	22,185,630
Cash and cash equivalents, end of period	$47,357,599	$27,458,423

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended December 31, 2020 and 2019

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2020	62,045,198	$62,047	$186,851,752	$(159,677,230)	$27,236,569
Shares issued under 2019 purchase agreement
Purchase shares	3,346,288	3,346	17,458,056	—	17,461,402
Commitment shares	56,642	56	(56)	—	—
Shares issued under Sales Agreement, net of shares issue costs	1,514,829	1,515	8,517,042	—	8,518,557
Share based compensation	—	—	939,314	—	939,314
Net loss	—	—	—	(7,855,065)	(7,855,065)
Balance, December 31, 2020	66,962,957	$66,964	$213,766,108	$(167,532,295)	$46,300,777

Balance, October 1, 2019	52,650,521	$52,652	$153,633,807	$(133,396,760)	$20,289,699
Shares issued under 2019 purchase agreement
Purchase shares	4,394,160	4,394	10,993,558	—	10,997,952
Commitment shares	35,675	36	(36)	—	—
Share based compensation	—	—	1,264,424	—	1,264,424
Net loss	—	—	—	(6,591,925)	(6,591,925)
Balance, December 31, 2019	57,080,356	$57,082	$165,891,753	$(139,988,685)	$25,960,150

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

These accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2020 was derived from the audited annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2020 filed with the SEC on December 28, 2020. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

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

Note 1      Business Description and Basis of Presentation – (Continued)

The Company believes that its existing cash and cash equivalents, along with existing financial commitments from third parties, will be sufficient to meet its cash commitments for at least two years after the date that these interim condensed consolidated financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

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

The global outbreak of COVID-19 continues to rapidly evolve as of the date these interim condensed consolidated financial statements are issued. As such, it is uncertain as to the full magnitude that the outbreak will have on the Company’s financial condition and future results of operations. Management is actively monitoring the global situation on its business, including on its clinical trials and operations and financial condition. The effects of COVID-19 did not have a material impact on the Company’s result of operations or financial condition for the period ended December 31, 2020. However, given the daily evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, valuation and recoverability of deferred tax assets, asset impairment, stock-based compensation, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

At December 31, 2020 and September 30, 2020, the Company did not have any Level 3 assets or liabilities.

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

As of December 31, 2020, loss per share excludes 11,801,266 (September 30, 2020 – 10,576,266) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

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

The grant income was deferred when received and amortized to other income as the related research and development expenditures were incurred. The Company recognized $74,944 of this grant on its statement of operations within grant income during the three-month period ended December 31, 2019.

Research and development incentive income

Research and development incentive income represents the receipt by the Company’s Australian subsidiary, of the Australian research and development incentive credit, (the “ATO R&D Credit”).

During the three months ended December 31, 2020, the Company recorded research and development incentive income of $1,269,316 (AUD 1,735,962) (2019: $943,215 (AUD 1,345,000)) in respect of the ATO R&D Credit for eligible research and development expenses incurred during the period.

Note 4      Equity Offering Agreements

2019 Purchase Agreement

On June 7, 2019, the Company entered into a $50,000,000 purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park, as amended on July 1, 2020 , pursuant to which the Company had the right to sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time from June 12, 2019, the date a prospectus supplement under which shares of common stock issuable under the 2019 Purchase Agreement was filed with the SEC, until such date as the Company directed Lincoln Park to purchase the $50,000,000 aggregate commitment, or July 1, 2022.

In consideration for entering into the 2019 Purchase Agreement, the Company issued to Lincoln Park 324,383 shares of common stock as a commitment fee and agreed to issue up to 162,191 shares pro rata, when and if, Lincoln Park purchased at the Company’s discretion the $50,000,000 aggregate commitment.

During the three months ended December 31, 2020, the Company issued to Lincoln Park an aggregate of 3,402,930 (2019 – 4,429,835) shares of common stock under the 2019 Purchase Agreement, including 3,346,288 (2019: 4,394,160) shares of common stock for an aggregate purchase price of $17,461,402 (2019: $10,997,952) and 56,642 (2019: 35,675) commitment shares. At December 31, 2020, an amount of $6,649,794 (September 30, 2020: $24,111,197) remained available under the 2019 Purchase Agreement.

Note 4      Equity Offering Agreements – (Continued)

Sales Agreement

The Company entered into a Controlled Equity Offering Sales Agreement on July 6, 2018, which was amended and restated on May 1, 2020 (the “Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (together the “Sales Agents”), pursuant to which the Company may offer and sell shares of common stock registered under an effective registration statement from time to time through the Sales Agents (the “Offering”).

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the three months ended December 31, 2020, 1,514,829 shares were sold pursuant to the Offering for gross proceeds of $8,782,017 (net proceeds of $8,518,557 after deducting offering expenses). At December 31, 2020, an amount of $33,718,084 (September 30, 2020: $42,500,100) remained registered under the Company’s effective shelf registration statement and available to be offered and sold in the Offering.

Note 5      Commitments

a)	Leases

During the three months ended December 31, 2020, the Company incurred office lease expense of $68,387 (2019: $50,054).

b)	Litigation

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

Note 5      Commitments – (Continued)

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2019	350,000	4.19
Granted	150,000	3.17
Balance, September 30, 2020 and December 31, 2020	500,000	3.88

At December 31, 2020, the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
350,000	$4.19	June 30, 2021
150,000	$3.17	May 6, 2024
500,000

d)	Stock–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s board of directors approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provided for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan was 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization. At December 31, 2020, 146,371 (September 30, 2020: 146,371) options remain available for issue under the 2015 Plan.

Note 5      Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

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

The 2019 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the board of directors at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2019 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2019 Plan. At December 31, 2020, 1,936,665 (September 30, 2020: 3,161,665) options remain available for issue under the 2019 Plan.

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2019	8,462,933	3.58		4,115,032
Granted	1,695,000	2.96	2.27
Forfeited	(68,332)	3.01
Exercised	(13,335)	3.15
Outstanding, September 30, 2020	10,076,266	3.48		14,982,581
Granted	1,225,000	5.49	4.16
Outstanding, December 31, 2020	11,301,266	3.69		21,622,986
Exercisable, December 31, 2020	7,540,018	3.64		15,482,966

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2020.

Note 5      Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

During the three months ended December 31, 2020, the Company recognized stock-based compensation expense of $939,314 (2019: $1,264,424) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	2020	2019
General and administrative	$422,823	$481,101
Research and development	516,491	783,323
Total share based compensation	$939,314	$1,264,424

An amount of approximately $8,185,000 in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2023.

The fair value of each option award granted during the three months ended December 31, 2020 and 2019 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2020	2019
Risk-free interest rate	0.62%	1.88%
Expected life of options (years)	5.59	5.21
Annualized volatility	96.16%	101.60%
Dividend rate	0.00%	0.00%

Note 6      Subsequent Events

Subsequent to December 31, 2020;

a)	the Company received $497,931 of a $995,862 research grant awarded by the Michael J. Fox Foundation for Parkinson's Research. The grant will be used to fund a clinical trial in the Company's lead compound, ANAVEX®2-73 for the treatment of Parkinson's disease.

b)	the Company issued 683,279 shares of common stock under the 2019 Purchase Agreement, including 661,708 shares of common stock for an aggregate purchase price of $6,649,782 and 21,571 commitment shares.

c)	an aggregate of 1,841,616 shares were sold under the Sales Agreement for gross proceeds of $25,893,861.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “could,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	volatility in our stock and in the markets in general;
●	our ability to successfully conduct clinical and preclinical trials for our product candidates;
●	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;
●	the impact of the COVID-19 outbreak and its effect on us;
●	our ability to generate any revenue or to continue as a going concern;
●	our ability to execute our research and development plan on time and on budget;
●	our products ability to demonstrate efficacy or an acceptable safety profile of our product candidates;
●	our ability to obtain the support of qualified scientific collaborators;
●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;
●	our ability to identify and obtain additional product candidates;
●	our reliance on third parties in non-clinical and clinical studies;
●	our ability to defend against product liability claims;
●	our ability to safeguard against security breaches;
●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;
●	our ability to comply with our intellectual property licensing agreements;
●	our ability to defend against claims of intellectual property infringement;
●	our ability to comply with the maintenance requirements of the government patent agencies;
●	our ability to protect our intellectual property rights throughout the world;
●	competition;
●	the anticipated start dates, durations and completion dates of our ongoing and future clinical studies;
●	the anticipated designs of our future clinical studies;
●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or fast track designations; and
●	our anticipated future cash position.

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, (“FDA”), and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2020. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

A larger Phase 2b/3 double-blind, placebo-controlled study of ANAVEX®2-73 in Alzheimer’s disease commenced in August 2018. The Phase 2b/3 study will enroll approximately 450 patients for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial commenced in Australia; and additional regions have been added in the United Kingdom, The Netherlands, Germany and Canada. The ANAVEX®2-73 Phase 2b/3 study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. Primary and secondary endpoints will assess safety and both cognitive and functional efficacy, measured through Alzheimer’s Disease Assessment Scale – Cognition (ADAS-Cog), ADCS-ADL and Clinical Dementia Rating – Sum of Boxes for cognition and function (CDR-SB).

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

In March 2019, we commenced the first Phase 2 clinical trial in a planned Rett syndrome program of ANAVEX®2-73 for the treatment of Rett syndrome. The studies are being conducted in a range of patient age demographics and geographic regions and utilize a convenient oral liquid once-daily formulation of ANAVEX®2-73.

The first Phase 2 study, which took place in the United States, was completed in December 2020. This trial was a randomized double-blind, placebo-controlled safety, tolerability, pharmacokinetic and efficacy study of oral liquid ANAVEX®2-73 formulation in 25 adult female patients with Rett syndrome over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. The primary endpoint of the trial was safety. The dosing of 5 mg ANAVEX®2-73 was well-tolerated and demonstrated dose-proportional PK (pharmacokinetics). All secondary efficacy endpoints of the trial showed statistically significant and clinically meaningful, drug exposure-dependent response in the Rett Syndrome Behaviour Questionnaire (RSBQ) Total scores, when compared to placebo, in the ITT cohort (all participants, p = 0.048). 66.7% of ANAVEX®2-73 treated subjects showed a statistically significant improvement in drug exposure-dependent RSBQ response as compared to 10% of the subjects on placebo in the ITT cohort (all participants, p = 0.011). ANAVEX®2-73 treatment resulted in a sustained improvement in Clinical Global Impression Improvement (CGI-I) scores throughout the 7-week study, when compared to placebo in the ITT cohort (all participants, p = 0.014). 86.7% of ANAVEX®2-73 treated subjects showed a statistically significant CGI-I response, defined as sustained improvement to treatment, as compared to 40% of the subjects on placebo in the ITT cohort (all participants, p = 0.014). Consistent with previous ANAVEX®2-73 clinical trials, patients carrying the common form of the SIGMAR1 gene treated with ANAVEX®2-73 experienced stronger improvements in the prespecified efficacy endpoints.

The second Phase 2 study of ANAVEX®2-73 for the treatment of Rett syndrome, called the AVATAR study, commenced in June 2019. This study is taking place in Australia and the United Kingdom using a higher dose than the U.S. based Phase 2 study for Rett syndrome. The study will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 33 patients over a 7-week treatment period including ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

In July 2020, we commenced the third study of ANAVEX®2-73 for the treatment of Rett syndrome, called the EXCELLENCE study. This Phase 2/3 study in pediatric patients with Rett syndrome will evaluate the safety and efficacy of ANAVEX®2-73 in at least 69 pediatric patients, aged 5 to 18, over a 12-week treatment period incorporating ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

Parkinson’s Disease

In September 2016, we presented positive preclinical data for ANAVEX®2-73 in an animal model of Parkinson’s disease, which demonstrated significant improvements on behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J. Fox Foundation. Additional data announced in October 2017 indicates that ANAVEX®2-73 induces robust neurorestoration in experimental parkinsonism. The encouraging results we have gathered in this model, coupled with the favorable profile of this compound in the Alzheimer’s disease trial, support the notion that ANAVEX®2-73 is a promising clinical candidate drug for Parkinson’s disease dementia.

In October 2020, we completed a double-blind, randomized, placebo-controlled proof-of-concept Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (PDD), to study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The Phase 2 study enrolled approximately 132 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses, 30mg and 50mg, or placebo. The ANAVEX®2-73 Phase 2 PDD study design incorporated genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a Alzheimer’s disease study.

Within this study ANAVEX®2-73 was safe and well tolerated in oral doses up to 50mg once daily. The results show clinically meaningful, dose-dependent, and statistically significant improvements in the Cognitive Drug Research (CDR) computerized assessment system analysis. The study confirmed the precision medicine approach of targeting SIGMAR1 as a genetic biomarker in response to ANAVEX®2-73.

In August 2020, we announced a financial commitment by Shake It Up Australia Foundation for Parkinson’s Research to fund up to 50% of the costs of an Australian clinical study to develop ANAVEX®2-73 for the disease modifying treatment of Parkinson’s disease. The financial commitment would be made through private placement purchases of our common stock at 200% of the fair market value on the purchase date and will be contingent upon the completion of certain clinical trial milestones relating to the proposed clinical trial. The proposed clinical trial will use a convenient, once-daily oral ANAVEX®2-73 formulation to confirm the potential disease modifying features of ANAVEX®2-73 in an animal model of Parkinson’s disease. Safety and efficacy will be investigated in an appropriately powered placebo-controlled clinical study of Parkinson’s disease patients over at least 48-weeks including ANAVEX®2-73-specific precision medicine biomarkers.

In January 2021, we announced we were awarded a research grant of $1.0 million from The Michael J. Fox Foundation for Parkinson’s Research (MJFF) to develop ANAVEX®2-73 for the treatment of Parkinson’s disease. The award will explore utilization of PET imaging biomarkers to enable measurement of target engagement and pathway activation of the sigma-1 receptor (SIGMAR1) with clinically relevant doses in people with Parkinson’s disease.

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

For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a disease modifying animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. In October 2020, we completed a double-blind, randomized, placebo-controlled proof-of-concept Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (PDD), to study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The Phase 2 study enrolled approximately 132 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses, 30mg and 50mg, or placebo. The ANAVEX®2-73 Phase 2 PDD study design incorporated genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a Alzheimer’s disease study.

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

In Alzheimer’s disease (AD) animal models, ANAVEX®2-73 has shown pharmacological, histological and behavioral evidence as a potential neuroprotective, anti-amnesic, anti-convulsive and anti-depressive therapeutic agent, due to its potent affinity to sigma-1 receptors and moderate affinities to M1-4 type muscarinic receptors. In addition, ANAVEX®2-73 has shown a potential dual mechanism which may impact amyloid, tau pathology and inflammation. In a transgenic AD animal model Tg2576, ANAVEX®2-73 induced a statistically significant neuroprotective effect against the development of oxidative stress in the mouse brain, as well as significantly increased the expression of functional and synaptic plasticity markers that is apparently amyloid-beta independent. It also statistically alleviated the learning and memory deficits developed over time in the animals, regardless of sex, both in terms of spatial working memory and long-term spatial reference memory.

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

In December 2014, a Phase 2a clinical trial was initiated for ANAVEX®2-73, for the treatment of Alzheimer’s disease. The open-label randomized trial was designed to assess the safety and exploratory efficacy of ANAVEX®2-73 in 32 patients with mild-to-moderate Alzheimer’s disease. ANAVEX®2-73 is an orally available drug candidate that restores cellular homeostasis by targeting sigma-1 and muscarinic receptors. Preclinical studies demonstrated its potential to halt and/or reverse the course of Alzheimer’s. The Phase 2a study met both primary and secondary objectives of the study.

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

Our compounds are in the clinical and pre-clinical testing stages of development, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

We continue to identify and initiate discussions with potential strategic and commercial partners to most effectively advance our programs and realize maximum shareholder value. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our goals.

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2020, an estimated 5.8 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® estimates that by 2050, this number will rise to nearly 14 million Americans. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to expand to $3.2 billion by 2021, according to business intelligence provider GBI Research.

●	Rett syndrome – Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Depression – Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands historically accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

●	Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma – Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $13.5 billion in 2024 according to Datamonitor Healthcare.

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 55,000 new cases of pancreatic cancer will be diagnosed this year and approximately 44,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries will increase to $2.9 billion by 2021.

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to ten U.S. patents, thirteen U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own two issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these two patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these two patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. We also own two issued U.S. patents on seizure treatment. The first of these two patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these two patents further defines the seizure treatment being co-timely or coordinated administration of anti-epilepsy drugs and (i) ANAVEX 19-144® or (ii) ANAVEX 19-144® with ANAVEX 2-73®. Both patents are expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims methods for treating a neurodevelopmental disorder or multiple sclerosis by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41, another sigma receptor ligand similar to ANAVEX®2-73. This patent is expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays.

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

We also own other patent applications directed to enantiomers, crystals, formulations, uses, and patient selection methods that may provide additional protection for one or more of our product candidates.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see “Risk Factors” ” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2020.

Financial Highlights

Operating expenses for the first quarter of fiscal 2021 were $9.4 million, compared to $7.7 million for the comparable quarter in fiscal 2020. The operating expenses include an aggregate of $0.9 million, as compared to $1.3 million in the first quarter of fiscal 2020, in non-cash charges related to the issuance and vesting of stock options. Our research and development expenses for the first quarter of fiscal 2021 were $7.9 million, an increase of $1.6 million, or approximately 25% over the comparable period in fiscal 2020. The increase is attributable to the continued advancement of our ongoing clinical trials.

Net loss for the first quarter of fiscal 2021 was $7.9 million, or $0.12 per share, as compared to $6.6 million, or $0.12 per share in the comparative quarter of fiscal 2020.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three months ended December 31, 2020 compared to three months ended December 31, 2019.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2021 were $9.4 million, which represents an increase of $1.7 million from the comparable quarter of fiscal 2020.

Research and development expenses for the first quarter of fiscal 2021 were $7.9 million, as compared to $6.3 million fiscal 2020, an increase of $1.6 million. The increase is attributable to the continued advancement of our ongoing clinical trials, most notably, the continued enrollment of our Phase 2b/3 Alzheimer’s disease trial and expansion of this trial internationally, continued advancement of our multi-regional Phase 2/3 clinical program for the treatment of Rett syndrome, and commencement of the first in human Phase 1 clinical trial of ANAVEX®3-71 during the second half of fiscal 2020 with focus on the treatment of Frontotemporal Dementia (FTD) and other dementia indications.

During the quarter our general and administrative expenses were $1.5 million as compared to $1.4 million in the comparable quarter of fiscal 2020.

Other income

The net amount of other income for the first quarter of fiscal 2021 was $1.6 million as compared to $1.1 million for the comparable quarter of fiscal 2020. The increase in other income is attributable to an increase in Australian research and development incentive income in connection with the increase in eligible clinical activities in Australia over the comparable period. Foreign exchange gains during the period were related to the fluctuations in the Australian dollar against the US dollar and its related impact on Incentive and tax receivables during the period.

Liquidity and Capital Resources

Working Capital

	December 31, 2020	September 30, 2020
Current Assets	$54,334,246	$34,542,197
Current Liabilities	8,033,469	7,305,628
Working Capital	$46,300,777	$27,236,569

At December 31, 2020, we had $47.4 million in cash and cash equivalents, an increase of $18.1 million from September 30, 2020. During the quarter ended December 31, 2020, we received $26.0 million from the issuance of shares of common stock under the 2019 Purchase Agreement and the Sales Agreement, as more fully described below.

Cash Flows

	Three months ended December 31,
	2020	2019
Net cash flows used in operating activities	$(7,871,378)	$(5,725,159)
Net cash flows from financing activities	25,979,959	10,997,952
Increase in cash and cash equivalents	$18,108,581	$5,272,793

Cash flow used in operating activities

Net cash used in operating activities for the first quarter of fiscal 2021 was $7.9 million, compared to $5.7 million during the comparable quarter of fiscal 2020. The principal reason for this increase in net cash used from operating activities in the current period is due to an increase in research and development expenses and an increase in research and development incentive income receivable, as compared to the first fiscal quarter of 2020.

Cash flow provided by financing activities

Cash provided by financing activities for the three months ended December 31, 2020 was $26.0 million, attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement and the Sales Agreement.

Cash provided by financing activities for the three months ended December 31, 2019 was $11.0 million, attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement.

Other Financing

Purchase Agreement

On June 7, 2019, we entered into a Purchase Agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), as amended on July 1, 2020, pursuant to which Lincoln Park committed to purchase up to $50,000,000 of our common stock. Concurrently with the execution of the 2019 Purchase Agreement in 2019, we issued 324,383 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the 2019 Purchase Agreement and became obligated to issue up to 162,191 shares pro rata, when and if Lincoln Park purchased, at our discretion, the $50,000,000 aggregate commitment.

At December 31, 2020, approximately $6.6 million in shares of our common stock remained available for purchase by Lincoln Park under the 2019 Purchase Agreement, and as of the date of this Quarterly Report on Form 10-Q, no shares of our common stock remain available for purchase by Lincoln Park under the 2019 Purchase Agreement.

Controlled Equity Offering Sales Agreement

On May 1, 2020, we entered into an Amended and Restated Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (the “Sales Agents”), pursuant to which we may offer and sell shares of common stock registered under an effective registration statement from time to time through the Sales Agents (the “At-the-Market Offering”).

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

We have agreed to pay the Sales Agents commissions for their services of 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. We have also agreed to provide the Sales Agents with customary indemnification and contribution rights. At December 31, 2020, an amount of $33.7 million remained registered under the Company’s effective shelf registration statement and available to be offered and sold under the Sales Agreement, and immediately prior to the filing of this Quarterly Report on Form 10-Q, an amount of $7.8 million remained registered under the Company’s effective shelf registration statement and available to be offered and sold under the Sales Agreement.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended September 30, 2020 as filed with the SEC on December 28, 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on December 28, 2020 except for the following new risks:

Our stock price has recently been volatile and may be volatile in the future.

Our stock price has recently been volatile and may be volatile in the future. For example, on February 1, 2021, the price of our common stock closed at $6.53 per share while on February 9, 2021, the price of our common stock closed at $14.99 per share without disclosure of news or other developments by us. On February 4, 2021, the opening price of our common stock was $19.94 and the intra-day sales price of our common stock fluctuated between a reported low sale price of $13.80 and a reported high sales price of $28.70, closing at $14.91. Our volume on this day was 116,590,800, which was a substantial increase from the volume of 18,086,230 and 3,161,525 on the two days immediately preceding February 4, 2021. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that are do not coincide in timing with the disclosure of news or developments by us. The stock market in general, and the market for biotechnology and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including the following:

●	announcements of new data, clinical trial results or those of companies that are perceived to be similar to us;
●	announcements related to any delays in any preclinical or clinical trials related to our products;
●	announcements related to our products’ ability to demonstrate efficacy or an acceptable safety profile of our product candidates or similar announcements by companies that are perceived to be similar to us;
●	our ability to meet or exceed expectations of analysts or investors;
●	news that the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;
●	actions taken by regulatory agencies with respect to our product candidates or the progress of our clinical studies, including with respect to any fast track or orphan drug designations;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	grants awarded to us or companies that are perceived to be similar to us from outside entities;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	trading volume of our common stock;
●	developments concerning our collaborations or partners;
●	the impact of the COVID-19 outbreak and its effect on us;
●	the perception of the biotechnology or pharmaceutical industries by the public, legislatures, regulators and the investment community;
●	developments or disputes concerning intellectual property rights;
●	significant lawsuits, including patent or stockholder litigation;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	sales of our common stock by us or our stockholders;
●	declines in the market prices of stocks generally or of companies that are perceived to be similar to us; and
●	general economic, industry and market conditions.

In addition, companies trading in the stock market in general, and The Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices.

Our common stock may become the target of a “short squeeze.”

In the past several weeks prior to the filing of this Quarterly Report on Form 10-Q, securities of certain companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. There can be no assurance that we will not, in the future be, a target of a short squeeze, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

In addition to the information set forth in this Form 10-Q, you should carefully review and consider the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on December 28, 2020. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in herein and in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

As described in Note 4 to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q, we previously entered into the Sales Agreement, pursuant to which the Company may offer and sell shares of common stock registered under an effective registration statement from time to time through the Sales Agents. We expect to file a prospectus supplement with the SEC on February 16, 2021 in connection with the offer and sale of up to $50 million of shares of common stock pursuant to the Sales Agreement, and a legal opinion of Snell & Wilmer L.L.P. relating to the validity of the Shares to be offered pursuant to the Sales Agreement is filed as Exhibit 5.1 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2007)
(5)	Opinion re Legality
5.1*	Opinion by Snell & Wilmer L.L.P.
(23)	Consents of Experts and Counsel
23.1*	Consent of Snell & Wilmer L.L.P. (contained in Exhibit 5.1)
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1*	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD
Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: February 16, 2021

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: February 16, 2021

