Form 10-Q
period 2021-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2021-05-13
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,038,920 shares of common stock outstanding as of May 11, 2021.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2021 and September 30, 2020

	March 31,	September 30,
	2021	2020
	(Unaudited)
Assets
Current
Cash and cash equivalents	$75,859,339	$29,249,018
Incentive and tax receivables	7,328,090	4,849,340
Prepaid expenses and deposits	386,809	443,839
Total Assets	$83,574,238	$34,542,197

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,658,052	$3,989,054
Accrued liabilities	3,618,779	3,316,574
Deferred grant income	487,111	—
Total Liabilities	7,763,942	7,305,628

Commitments and Contingencies - Note 5

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
100,000,000 common stock, par value $0.001 per share
Issued and outstanding:
70,030,620 common shares
(September 30, 2020 - 62,045,198)	70,032	62,047
Additional paid-in capital	251,427,781	186,851,752
Accumulated deficit	(175,687,517)	(159,677,230)
Total Stockholders’ Equity	75,810,296	27,236,569
Total Liabilities and Stockholders’ Equity	$83,574,238	$34,542,197

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2021 and 2020

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Operating expenses
General and administrative	$2,233,745	$1,720,142	$3,704,401	$3,072,176
Research and development	6,720,841	6,053,047	14,646,360	12,401,715
Total operating expenses	(8,954,586)	(7,773,189)	(18,350,761)	(15,473,891)

Other income (expenses)
Grant income	10,820	74,944	10,820	149,888
Research and development incentive income	960,879	717,328	2,230,195	1,660,543
Interest income, net	9,216	70,180	7,657	116,900
Foreign exchange gain (loss), net	(154,563)	(325,960)	178,071	(272,848)
Total other income, net	826,352	536,492	2,426,743	1,654,483
Net loss before provision for income taxes	(8,128,234)	(7,236,697)	(15,924,018)	(13,819,408)

Income tax expense, current	(26,988)	—	(86,269)	(9,214)

Net loss and comprehensive loss	$(8,155,222)	$(7,236,697)	$(16,010,287)	$(13,828,622)

Net Loss per share
Basic and diluted	$(0.12)	$(0.12)	$(0.24)	$(0.24)

Weighted average number of shares outstanding
Basic and diluted	68,594,867	58,353,954	66,421,380	56,544,037

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2021 and 2020

(Unaudited)

	2021	2020

Cash Flows used in Operating Activities
Net loss	$(16,010,287)	$(13,828,622)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,785,470	2,965,177
Changes in non-cash working capital balances related to operations:
Incentive and tax receivables	(2,478,750)	(1,509,202)
Prepaid expenses and deposits	57,030	195,439
Accounts payable	(331,002)	126,402
Accrued liabilities	302,205	1,062,755
Deferred grant income	487,111	—
Net cash used in operating activities	(15,188,223)	(10,988,051)

Cash Flows provided by Financing Activities
Issuance of common shares	61,934,439	15,365,492
Share issue costs	(1,134,697)	—
Proceeds from exercise of stock options	998,802	—
Net cash provided by financing activities	61,798,544	15,365,492

Increase in cash and cash equivalents during the period	46,610,321	4,377,441
Cash and cash equivalents, beginning of period	29,249,018	22,185,630
Cash and cash equivalents, end of period	$75,859,339	$26,563,071

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, January 1, 2021	66,962,957	$66,964	$213,766,108	$(167,532,295)	$46,300,777
Shares issued under 2019 Purchase Agreement					—
Purchase shares	661,708	662	6,649,134	—	6,649,796
Commitment shares	21,571	22	(22)	—	—
Shares issued upon exercise of options	346,900	347	998,455		998,802
Shares issued under Sales Agreement, net of share issue costs	2,037,484	2,037	28,167,950		28,169,987
Share based compensation	—	—	1,846,156	—	1,846,156
Net loss	—	—	—	(8,155,222)	(8,155,222)
Balance, March 31, 2021	70,030,620	$70,032	$251,427,781	$(175,687,517)	$75,810,296

Balance, January 1, 2020	57,080,356	$57,082	$165,891,753	$(139,988,685)	$25,960,150
Shares issued under 2019 Purchase Agreement					—
Purchase shares	1,570,424	1,571	4,365,969	—	4,367,540
Commitment shares	14,166	13	(13)	—	—
Share based compensation	—	—	1,700,753	—	1,700,753
Net loss	—	—	—	(7,236,697)	(7,236,697)
Balance, March 31, 2020	58,664,946	$58,666	$171,958,462	$(147,225,382)	$24,791,746

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended March 31, 2021 and 2020

(Unaudited)

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2020	62,045,198	$62,047	$186,851,752	$(159,677,230)	$27,236,569
Shares issued under 2019 purchase agreement
Purchase shares	4,007,996	4,008	24,107,190	—	24,111,198
Commitment shares	78,213	78	(78)	—	—
Shares issued upon exercise of options	346,900	347	998,455		998,802
Shares issued under Sales Agreement, net of share issue costs	3,552,313	3,552	36,684,992		36,688,544
Share based compensation	—	—	2,785,470	—	2,785,470
Net loss	—	—	—	(16,010,287)	(16,010,287)
Balance, March 31, 2021	70,030,620	$70,032	$251,427,781	$(175,687,517)	$75,810,296

Balance, October 1, 2019	52,650,521	$52,652	$153,633,807	$(133,396,760)	$20,289,699
Shares issued under 2019 Purchase Agreement
Purchase shares	5,964,584	5,965	15,359,527	—	15,365,492
Commitment shares	49,841	49	(49)	—	—
Share based compensation	—	—	2,965,177	—	2,965,177
Net loss	—	—	—	(13,828,622)	(13,828,622)
Balance, March 31, 2020	58,664,946	$58,666	$171,958,462	$(147,225,382)	$24,791,746

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Note 1	Business Description and Basis of Presentation

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

Operating results for the six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

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

The Company believes that its existing cash and cash equivalents, along with existing financial commitments from third parties, will be sufficient to meet its cash commitments for up to three years after the date that these interim condensed consolidated financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

Other than our rights related to the Sales Agreement (as defined below in Note 4), there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its research and development activities.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic as a result of the rapid spread of the virus beyond its point of origin.

The global outbreak of COVID-19 continues to rapidly evolve as of the date these interim condensed consolidated financial statements are issued. As such, it is uncertain as to the full magnitude that the outbreak will have on the Company’s financial condition and future results of operations. Management is actively monitoring the global situation on its business, including on its clinical trials and operations and financial condition. The effects of COVID-19 did not have a material impact on the Company’s result of operations or financial condition for the period ended March 31, 2021. However, given the daily evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Anavex Life Sciences Corp. and its wholly-owned subsidiaries, Anavex Australia Pty Limited., a company incorporated under the laws of Australia, Anavex Germany GmbH, a company incorporated under the laws of Germany, and Anavex Canada Ltd., a company incorporated under the laws of the Province of Ontario, Canada. All inter-company transactions and balances have been eliminated.

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

At March 31, 2021 and September 30, 2020, the Company did not have any Level 3 assets or liabilities.

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

As of March 31, 2021, loss per share excludes 11,505,199 (September 30, 2020 – 10,576,266) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Note 2	Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 3	Other Income

Grant Income

During the six months ended March 31, 2021, the Company received $497,931 of a $995,862 research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial in the Company’s lead compound, ANAVEX®2-73 for the treatment of Parkinson’s disease.

The grant income is being deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three and six months ended March 31, 2021, the Company recognized $10,820 and $10,820, respectively (2020: $0 and $0, respectively) of this grant on its statements of operations within grant income.

During the year ended September 30, 2017, the Company was awarded grant funding in the amount of $597,886. The grant was received in equal quarterly installments over a period of two years ending during the year ended September 30, 2020, in exchange for a commitment to complete clinical testing for a therapeutic drug candidate for the treatment of Rett syndrome.

The grant income was deferred when received and amortized to other income as the related research and development expenditures were incurred. During the three and six months ended March 31, 2020, the Company recognized $74,944 and $149,888, respectively of this grant on its statements of operations within grant income.

Research and Development Incentive Income

Research and development incentive income represents the receipt by the Company’s Australian subsidiary, of the Australian research and development incentive credit, (the “ATO R&D Credit”).

During the three and six months ended March 31, 2021, the Company recorded research and development incentive income of $960,879 (AUD 1,244,133) and $2,230,195 (AUD 2,980,095) (2020: $717,328 (AUD 1,203,000) and $1,660,543 (AUD 2,548,000)), respectively, in respect of the ATO R&D Credit for eligible research and development expenses incurred during the period.

Note 4	Equity Offering Agreements – (Continued)

2019 Purchase Agreement

On June 7, 2019, the Company entered into a $50,000,000 purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park, as amended on July 1, 2020, pursuant to which the Company had the right to sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $50,000,000 in value of its shares of common stock from time to time over a three-year period until July 1, 2022.

In consideration for entering into the 2019 Purchase Agreement, the Company issued to Lincoln Park 324,383 shares of common stock as a commitment fee during the year ended September 30, 2019 and agreed to issue up to 162,191 shares pro rata, when and if, Lincoln Park purchased, at the Company’s discretion, the $50,000,000 aggregate commitment.

During the six months ended March 31, 2021, the Company issued to Lincoln Park an aggregate of 4,086,209 (2020 – 6,014,425) shares of common stock under the 2019 Purchase Agreement, including 4,007,996 (2020: 5,964,584) shares of common stock for an aggregate purchase price of $24,111,198 (2020: $15,365,492) and 78,213 (2020: 49,841) commitment shares.

At March 31, 2021, no amount remained available under the 2019 Purchase Agreement (September 30, 2020: $24,111,198).

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the six months ended March 31, 2021, 3,552,313 shares were sold pursuant to the Offering for gross proceeds of $37,823,241 (net proceeds of $36,688,544 after deducting offering expenses).

Note 5	Commitments and Contingencies

a)	Leases

During the three and six months ended March 31, 2021, the Company incurred office lease expense of $29,903 and $98,290, respectively (2020: $60,861 and $110,915, respectively).

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

c)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2019	350,000	4.19
Granted	150,000	3.17
Balance, September 30, 2020 and March 31, 2021	500,000	3.88

At March 31, 2021, the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
350,000	$4.19	June 30, 2021
150,000	$3.17	May 6, 2024
500,000

Note 5	Commitments – (Continued)

d)	Stock–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s board of directors approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provided for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan was 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization. At March 31, 2021, 146,371 (September 30, 2020: 146,371) options remain available for issue under the 2015 Plan.

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

The 2019 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the board of directors at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2019 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2019 Plan. At March 31, 2021, 1,856,665 (September 30, 2020: 3,161,665) options remain available for issue under the 2019 Plan.

Note 5 Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock purchase options is presented below:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2019	8,462,933	3.58		4,115,032
Granted	1,695,000	2.96	2.27
Forfeited	(68,332)	3.01
Exercised	(13,335)	3.15
Outstanding, September 30, 2020	10,076,266	3.48		14,982,581
Granted	1,305,000	5.93	4.47
Forfeited	(29,167)	1.44
Exercised	(346,900)	2.88
Outstanding, March 31, 2021	11,005,199	3.79		122,805,858
Exercisable, March 31, 2021	7,513,533	3.65		84,890,710

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2021.

During the three and six months ended March 31, 2021, the Company recognized stock-based compensation expense of $1,846,156 and $2,785,470, respectively (2020: $1,700,753 and $2,965,177, respectively) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
General and administrative	$793,957	$810,309	$1,216,780	$1,291,410
Research and development	$1,052,199	$890,444	$1,568,690	$1,673,767
Total share based compensation	$1,846,156	$1,700,753	$2,785,470	$2,965,177

An amount of approximately $7,091,142 in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2024.

The fair value of each option award granted during the six months ended March 31, 2021 and 2020 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2021	2020
Risk-free interest rate	0.64%	1.68%
Expected life of options (years)	5.64	5.44
Annualized volatility	96.26%	97.61%
Dividend rate	0.00%	0.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “could,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	volatility in our stock and in the markets in general;
●	our ability to successfully conduct clinical and preclinical trials for our product candidates;
●	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;
●	the impact of the COVID-19 outbreak and its effect on us;
●	our ability to generate any revenue or to continue as a going concern;
●	our ability to execute our research and development plan on time and on budget;
●	our products ability to demonstrate efficacy or an acceptable safety profile of our product candidates;
●	our ability to obtain the support of qualified scientific collaborators;
●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;
●	our ability to identify and obtain additional product candidates;
●	our reliance on third parties in non-clinical and clinical studies;
●	our ability to defend against product liability claims;
●	our ability to safeguard against security breaches;
●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;
●	our ability to comply with our intellectual property licensing agreements;
●	our ability to defend against claims of intellectual property infringement;
●	our ability to comply with the maintenance requirements of the government patent agencies;
●	our ability to protect our intellectual property rights throughout the world;
●	competition;
●	the anticipated start dates, durations and completion dates of our ongoing and future clinical studies;
●	the anticipated designs of our future clinical studies;
●	the impact of fast track designation on receipt of actual FDA approval;
●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or fast track designations; and
●	our anticipated future cash position.

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

In March 2019, we commenced the first Phase 2 clinical trial in a planned Rett syndrome program of ANAVEX®2-73 for the treatment of Rett syndrome. The studies are being conducted in a range of patient age demographics and geographic regions, utilizing a convenient oral liquid once-daily formulation of ANAVEX®2-73.

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

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to thirteen U.S. patents, seventeen U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own two issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these two patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these two patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. We also own two issued U.S. patents on seizure treatment. The first of these two patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these two patents further claims the seizure treatment being co-timely or coordinated administration of anti-epilepsy drugs and (i) ANAVEX 19-144® or (ii) ANAVEX 19-144® with ANAVEX 2-73®. Both patents are expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own two issued U.S. patents with claims directed to treating neurodevelopmental disorders. These patents claim methods for treating a neurodevelopmental disorder or multiple sclerosis by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41 (another sigma receptor ligand similar to ANAVEX®2-73), or compositions thereof. Both patents are expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims crystalline forms of ANAVEX®19-144, dosage forms and compositions containing the crystalline forms of ANAVEX®19-144, and methods of treatment for Alzheimer’s disease. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays.

We also own two issued U.S. patents related to ANAVEX®1066. The first of these two patents claims methods for treating or preventing pain using (+) ANAVEX®1066 isomer. The second patent claims methods for treating or preventing pain using (-) ANAVEX®1066 isomer Both patents are expected to expire in November 2036, absent any patent term extension for regulatory delays.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see “Risk Factors” “ in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2020.

Financial Highlights

At March 31, 2021, our cash position had increased to $75.9 million, from $29.2 million at our fiscal year end of September 30, 2020.

Operating expenses for the second quarter of fiscal 2021 were $9.0 million, compared to $7.8 million for the comparable quarter in fiscal 2020. The operating expenses include an aggregate of $1.8 million, as compared to $1.7 million in the second quarter of fiscal 2020, in non-cash charges related to the issuance and vesting of stock options. Our research and development expenses for the second quarter of fiscal 2021 were $6.7 million, compared to $6.1 million in the comparable period in fiscal 2020. The increase is attributable to the continued advancement of our ongoing clinical trials.

Net loss for the second quarter of fiscal 2021 was $8.2 million, or $0.12 per share, as compared to $7.2 million, or $0.12 per share in the comparative quarter of fiscal 2020.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three and six months ended March 31, 2021 compared to three and six months ended March 31, 2020.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2021 were $9.0 million, compared to $7.8 million for the comparable quarter of fiscal 2020. Total operating expenses for the first half of fiscal 2021 were $18.4 million compared to $15.5 million for the same period in fiscal 2020. This represents an increase of $1.2 million for the three-month period and $2.9 million for the six-month period.

Research and development expenses for the second quarter of fiscal 2021 were $6.7 million, compared to $6.1 million for the second quarter of fiscal 2020 and $14.6 million for the six-month period ended March 31, 2021, as compared to $12.4 million for the applicable prior year period. This increase in both the current quarter and the year-to-date period is attributable to the continued advancement of our ongoing clinical trials, most notably, the expansion of our Phase 2b/3 Alzheimer’s disease trial internationally, as well as the international Rett syndrome program.

General and administrative expenses have increased to $2.2 million for the three months ended March 31, 2021, as compared to $1.7 million for the second quarter of fiscal 2020. Similarly, general and administrative expenses increased to $3.7 million for the six-month period ended March 31, 2021, as compared to $3.1 million for the applicable prior year period. The increase in general and administrative expenses was primarily related to an increase in professional and consulting fees.

Other income

The net amount of other income was $0.8 million for the three-month period ended March 31, 2021 as compared to $0.5 million for the three-month period ended March 31, 2020 and $2.4 million for the six-month period as compared to $1.7 million for the comparable six-month period in fiscal 2020. The increase in other income is attributable to an increase in Australian research and development incentive income in connection with the increase in eligible clinical activities in Australia over the comparable period. Foreign exchange gains and losses during the period were related to the fluctuations in the Australian dollar against the US dollar and its related impact on Incentive and tax receivables during the period.

Liquidity and Capital Resources

Working Capital

	March 31, 2021	September 30, 2020
Current Assets	$83,574,238	$34,542,197
Current Liabilities	7,763,942	7,305,628
Working Capital	$75,810,296	$27,236,569

At March 31, 2021, we had $75.9 million in cash and cash equivalents, an increase of $46.6 million from September 30, 2020. During the six-month period ended March 31, 2021, we received cash of $61.8 million, net of issuance costs, primarily from the issuance of shares of common stock under the 2019 Purchase Agreement and through the Sales Agreement, as more fully described elsewhere in this Quarterly Report.

Cash Flows

	Six months ended March 31,
	2021	2020
Net cash flows used in operating activities	$(15,188,223)	$(10,988,051)
Net cash flows from financing activities	61,798,544	15,365,492
Increase in cash and cash equivalents	$46,610,321	$4,377,441

Cash flow used in operating activities

Net cash used in operating activities for the first six months of fiscal 2021 was $15.2 million, compared to $11.0 million during the comparable period of fiscal 2020. The principal reason for this increase in net cash used from operating activities in the current period is due to an increase in research and development expenses and an increase in research and development incentive income receivable, as compared to the comparable period.

Cash flow provided by financing activities

Cash provided by financing activities for the first six months in fiscal 2021 was $61.8 million, primarily attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement and the Sales Agreement, net of financing costs.

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

During the six months ended March 31, 2021, the Company issued to Lincoln Park an aggregate of 4,086,209 shares of common stock under the 2019 Purchase Agreement, including 4,007,996 shares of common stock for an aggregate purchase price of $24,111,198 and 78,213 commitment shares. As of March 31, 2021, no shares of our common stock remain available for purchase by Lincoln Park under the 2019 Purchase Agreement.

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

During the six months ended March 31, 2021, 3,552,313 shares were sold pursuant to the Offering for gross proceeds of $37,823,241 (net proceeds of $36,688,544 after deducting commissions and offering expenses).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: May 13, 2021

/s/ Sandra Boenisch
Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: May 13, 2021