Form 10-Q
period 2021-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2021-08-12
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

 ☐  Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,707,382 shares of common stock outstanding as of August 12, 2021.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2021 and September 30, 2020

	June 30,	September 30,
	2021	2020
	(Unaudited)
Assets
Current
Cash and cash equivalents	$157,560,045	$29,249,018
Incentive and tax receivables	8,601,258	4,849,340
Prepaid expenses and deposits	258,198	443,839
Total Assets	$166,419,501	$34,542,197

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,176,707	$3,989,054
Accrued liabilities	4,653,234	3,316,574
Deferred grant income	443,831	—
Total Liabilities	9,273,772	7,305,628

Commitments and Contingencies - Note 5

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
75,149,833 common shares (September 30, 2020 - 62,045,198)	75,151	62,047
Additional paid-in capital	342,938,236	186,851,752
Accumulated deficit	(185,867,658)	(159,677,230)
Total Stockholders’ Equity	157,145,729	27,236,569
Total Liabilities and Stockholders’ Equity	$166,419,501	$34,542,197

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2021 and 2020
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Operating expenses
General and administrative	$2,434,127	$1,381,477	$6,138,528	$4,453,654
Research and development	8,964,528	6,725,002	23,610,888	19,126,717

Total operating expenses	(11,398,655)	(8,106,479)	(29,749,416)	(23,580,371)

Other income (expenses)
Grant income	43,280	—	54,100	149,888
Research and development incentive income	1,363,661	1,319,913	3,593,856	2,980,456
Interest income, net	11,453	56,096	19,110	172,996
Foreign exchange gain (loss), net	(160,880)	248,665	17,191	(24,182)

Total other income, net	1,257,514	1,624,674	3,684,257	3,279,158
Net loss before provision for income taxes	(10,141,141)	(6,481,805)	(26,065,159)	(20,301,213)

Income tax expense, current	(39,000)	(4,817)	(125,269)	(14,031)

Net loss and comprehensive loss	$(10,180,141)	$(6,486,622)	$(26,190,428)	$(20,315,244)

Net Loss per share
Basic and diluted	$(0.14)	$(0.11)	$(0.39)	$(0.35)

Weighted average number of shares outstanding
Basic and diluted	70,589,561	59,105,399	67,810,774	57,401,387

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2021 and 2020
(Unaudited)

	2021	2020

Cash Flows used in Operating Activities
Net loss	$(26,190,428)	$(20,315,244)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	5,079,395	4,216,306
Changes in non-cash working capital balances related to operations:
Incentive and tax receivables	(3,751,918)	(905,227)
Prepaid expenses and deposits	185,641	62,367
Accounts payable	187,653	456,872
Accrued liabilities	1,336,660	1,452,652
Deferred grant income	443,831	—
Net cash used in operating activities	(22,709,166)	(15,032,274)

Cash Flows provided by Financing Activities
Issuance of common shares	153,218,758	20,490,297
Share issue costs	(5,533,473)	(24,508)
Proceeds from exercise of warrants	1,466,500	—
Proceeds from exercise of stock options	1,868,408	—
Net cash provided by financing activities	151,020,193	20,465,789

Increase in cash and cash equivalents during the period	128,311,027	5,433,515
Cash and cash equivalents, beginning of period	29,249,018	22,185,630
Cash and cash equivalents, end of period	$157,560,045	$27,619,145

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2021 and 2020
(Unaudited)

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, April 1, 2021	70,030,620	$70,032	$251,427,781	$(175,687,517)	$75,810,296
Shares issued under Sales Agreement, net of share issue costs	2,082,263	2,082	39,979,399	—	39,981,481
Shares issued pursuant to registered direct offering, net of share issue costs	2,380,953	2,381	46,901,681	—	46,904,062
Shares issued upon exercise of stock options	305,997	306	869,300	—	869,606
Shares issued pusuant to exercise of warrants	350,000	350	1,466,150	—	1,466,500
Share based compensation	—	—	2,293,925	—	2,293,925
Net loss	—	—	—	(10,180,141)	(10,180,141)
Balance, June 30, 2021	75,149,833	$75,151	$342,938,236	$(185,867,658)	$157,145,729

Balance, April 1, 2020	58,664,946	$58,666	$171,958,462	$(147,225,382)	$24,791,746
Shares issued under 2019 purchase agreement
Purchase shares	1,400,000	1,400	5,123,405	—	5,124,805
Commitment shares	16,624	16	(16)	—	—
Shares issued pursuant to cashless exercise of options	721	1	(1)	—	—
Share based compensation	—	—	1,251,129	—	1,251,129
Net loss	—	—	—	(6,486,622)	(6,486,622)
Balance, June 30, 2020	60,082,291	$60,083	$178,332,979	$(153,712,004)	$24,681,058

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

ANAVEX LIFE SCIENCES CORP.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended June 30, 2021 and 2020
(Unaudited)

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2020	62,045,198	$62,047	$186,851,752	$(159,677,230)	$27,236,569
Shares issued under 2019 purchase agreement
Purchase shares	4,007,996	4,008	24,107,190	—	24,111,198
Commitment shares	78,213	78	(78)	—	—
Shares issued under Sales Agreement, net of share issue costs	5,634,576	5,634	76,664,391	—	76,670,025
Shares issued pursuant to registered direct offering, net of share issue costs	2,380,953	2,381	46,901,681	—	46,904,062
Shares issued upon exercise of stock options	652,897	653	1,867,755	—	1,868,408
Shares issued pusuant to exercise of warrants	350,000	350	1,466,150	—	1,466,500
Share based compensation	—	—	5,079,395	—	5,079,395
Net loss	—	—	—	(26,190,428)	(26,190,428)
Balance, June 30, 2021	75,149,833	$75,151	$342,938,236	$(185,867,658)	$157,145,729

Balance, October 1, 2019	52,650,521	$52,652	$153,633,807	$(133,396,760)	$20,289,699
Shares issued under 2019 Purchase Agreement					—
Purchase shares	7,364,584	7,365	20,482,932	—	20,490,297
Commitment shares	66,465	65	(65)	—	—
Shares issued pursuant to cashless exercise of options	721	1	(1)	—	—
Share based compensation	—	—	4,216,306	—	4,216,306
Net loss	—	—	—	(20,315,244)	(20,315,244)
Balance, June 30, 2020	60,082,291	$60,083	$178,332,979	$(153,712,004)	$24,681,058

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2021
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

On May 25, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of the State of Nevada effecting an amendment to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 100,000,000 shares to 200,000,000 shares. The Certificate of Amendment was approved by the Company’s stockholders at an annual meeting of stockholders on May 25, 2021.

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

Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2021
(Unaudited)

Note 1	Business Description and Basis of Presentation – (Continued)

Management believes that the current working capital position will be sufficient to meet the Company’s working capital requirements beyond the next 12 months after the date that these interim condensed consolidated financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

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

The global outbreak of COVID-19 continues to rapidly evolve as of the date these interim condensed consolidated financial statements are issued. As such, it is uncertain as to the full magnitude that the outbreak will have on the Company’s financial condition and future results of operations. Management is actively monitoring the global situation on its business, including on its clinical trials and operations and financial condition. The effects of COVID-19 did not have a material impact on the Company’s result of operations or financial condition for the period ended June 30, 2021. However, given the daily evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, valuation and recoverability of deferred tax assets, incentive and tax receivables, asset impairment, stock-based compensation, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2021
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

At June 30, 2021 and September 30, 2020, the Company did not have any Level 3 assets or liabilities.

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

As of June 30, 2021, loss per share excludes 11,059,202 (September 30, 2020 – 10,576,266) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2021
(Unaudited)

Note 2	Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 3	Other Income

Grant Income

During the nine months ended June 30, 2021, the Company received $497,931 of a $995,862 research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial in the Company’s lead compound, ANAVEX®2-73 for the treatment of Parkinson’s disease.

The grant income is being deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three and nine months ended June 30, 2021, the Company recognized $43,280 and $54,100, respectively of this grant on its statements of operations within grant income.

During the year ended September 30, 2017, the Company was awarded grant funding in the amount of $597,886. The grant was received in equal quarterly installments over a period of two years ending during the year ended September 30, 2020, in exchange for a commitment to complete clinical testing for a therapeutic drug candidate for the treatment of Rett syndrome.

The grant income was deferred when received and amortized to other income as the related research and development expenditures were incurred. During the three and nine months ended June 30, 2020, the Company recognized $nil and $149,888, respectively of this grant on its statements of operations within grant income.

Research and Development Incentive Income

Research and development incentive income represents income earned by the Company’s Australian subsidiary, of the Australian research and development incentive credit, (the “ATO R&D Credit”).

During the three and nine months ended June 30, 2021, the Company recorded research and development incentive income of $1,363,661 (AUD 1,770,444) and $3,593,856 (AUD 4,750,539) (2020: $1,319,913 (AUD 1,923,000) and $2,980,456 (AUD 4,471,000)), respectively, in respect of the ATO R&D Credit for eligible research and development expenses incurred during the period.

Note 4	Equity Offerings

Registered Direct Offering

On June 22, 2021, the Company and Deep Track Capital entered into a securities purchase agreement pursuant to which the Company sold to Deep Track Capital an aggregate of 2,380,953 shares of common stock at $21 per share in a registered direct offering, for gross proceeds of $50,000,013. Net proceeds of the offering were $46,904,062 after deducting offering fees and expenses.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2021
(Unaudited)

Note 4	Equity Offerings – (Continued)

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the nine months ended June 30, 2021, 5,634,576 shares were sold pursuant to the Offering for gross proceeds of $79,107,547 (net proceeds of $76,670,025 after deducting offering expenses).

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

During the nine months ended June 30, 2021, the Company issued to Lincoln Park an aggregate of 4,086,209 (2020 – 7,431,049) shares of common stock under the 2019 Purchase Agreement, including 4,007,996 (2020: 7,364,584) shares of common stock for an aggregate purchase price of $24,111,198 (2020: $20,490,297) and 78,213 (2020: 66,465) commitment shares.

At June 30, 2021, no amount remained available under the 2019 Purchase Agreement (September 30, 2020: $24,111,198).

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2021
(Unaudited)

Note 5	Commitments and Contingencies

a)      Leases

During the three and nine months ended June 30, 2021, the Company incurred office lease expense of $18,994 and $117,284, respectively (2020: $58,554 and $169,469, respectively).

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

c)      Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2019	350,000	4.19
Granted	150,000	3.17
Balance, September 30, 2020	500,000	3.88
Granted	60,000	12.00
Exercised	(350,000)	4.19
Balance, June 30, 2021	210,000	5.69

At June 30, 2021, the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
150,000	$3.17	May 6, 2024
60,000	$12.00	April 21, 2026
210,000

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2021
(Unaudited)

Note 5	Commitments – (Continued)

d)   Stock–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s Board of Directors (the “Board”) approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provided for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan was 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization. At June 30, 2021, 146,371 (September 30, 2020: 146,371) options remain available for issue under the 2015 Plan.

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

The 2019 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2019 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2019 Plan. At June 30, 2021, 1,706,665 (September 30, 2020: 3,161,665) options remain available for issue under the 2019 Plan.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2021
(Unaudited)

Note 5	Commitments – (Continued)

d)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock options is presented below:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2019	8,462,933	3.58		4,115,032
Granted	1,695,000	2.96	2.27
Forfeited	(68,332)	3.01
Exercised	(13,335)	3.15
Outstanding, September 30, 2020	10,076,266	3.48		14,982,581
Granted	1,455,000	6.59	5.02
Forfeited	(29,167)	1.44
Exercised	(652,897)	2.86
Outstanding, June 30, 2021	10,849,202	3.94		205,309,996
Exercisable, June 30, 2021	7,930,452	3.64		152,413,269

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2021.

During the three and nine months ended June 30, 2021, the Company recognized stock-based compensation expense of $2,293,925 and $5,079,395, respectively (2020: $1,251,129 and $4,216,306, respectively) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
General and administrative	$1,048,606	$575,451	$2,265,387	$1,863,869
Research and development	$1,245,319	$675,678	$2,814,008	$2,352,437
Total share based compensation	$2,293,925	$1,251,129	$5,079,395	$4,216,306

An amount of approximately $6,664,000 in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2024.

The fair value of each option award granted during the nine months ended June 30, 2021 and 2020 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2021	2020
Risk-free interest rate	0.71%	1.57%
Expected life of options (years)	5.66	5.53
Annualized volatility	95.87%	97.80%
Dividend rate	0.00%	0.00%

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

A larger Phase 2b/3 double-blind, placebo-controlled 450-patient study of ANAVEX®2-73 in Alzheimer’s disease commenced in August 2018. The Phase 2b/3 study is a 48-week study, with participants randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial commenced in Australia; and additional regions were added in the United Kingdom, The Netherlands, Germany and Canada. The ANAVEX®2-73 Phase 2b/3 study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. Primary and secondary endpoints will assess safety and both cognitive and functional efficacy, measured through Alzheimer’s Disease Assessment Scale – Cognition (ADAS-Cog), ADCS-ADL and Clinical Dementia Rating – Sum of Boxes for cognition and function (CDR-SB). The study completed enrollment in June 2021, exceeding the enrollment beyond 450 patients at 52 sites across North America, Europe and Australia.

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

ANAVEX®2-73 data presented met prerequisite information in order to progress into a Phase 2b/3 placebo-controlled study. On July 2, 2018, the Human Research Ethics Committee in Australia approved the initiation of our Phase 2b/3, double-blind, randomized, placebo-controlled 48-week safety and efficacy trial of ANAVEX®2-73 for the treatment of early Alzheimer’s disease. Clinical trial sites in Canada, the United Kingdom, the Netherlands and Germany were also added. This Phase 2b/3 study design incorporates inclusion of genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. The Phase 2b/3 study, which has completed enrollment, randomized 1:1:1 to either two different ANAVEX®2-73 doses or placebo, commenced in October 2018.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2020, an estimated 5.8 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® estimates that by 2050, this number will rise to nearly 14 million Americans. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to expand to $11.5 billion by 2029, according to business intelligence provider GBI Research.

●	Rett syndrome – Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Depression – Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands historically accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

●	Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma – Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to IMS Health the worldwide malignant melanoma market is expected to grow to $4.4 billion by 2022.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $13.5 billion in 2024 according to Datamonitor Healthcare.

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 55,000 new cases of pancreatic cancer will be diagnosed this year and approximately 44,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by GBI Research forecast that the market for the pharmaceutical treatment of pancreatic cancer in the United States and five largest European countries willincrease to $2.9 billion by 2021.

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to thirteen U.S. patents, seventeen U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own two issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these two patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these two patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. We also own two issued U.S. patents on seizure treatment. The first of these two patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these two patents further claims the seizure treatment being co-timely or coordinated administration of anti-epilepsy drugs and (i) ANAVEX®19-144 or (ii) ANAVEX 19-144® with ANAVEX 2-73®. Both patents are expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own two issued U.S. patents with claims directed to treating neurodevelopmental disorders. These patents claim methods for treating a neurodevelopmental disorder or multiple sclerosis by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41 (another sigma receptor ligand similar to ANAVEX®2-73), or compositions thereof. Both patents are expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims crystalline forms of ANAVEX®19-144, dosage forms and compositions containing the crystalline forms of ANAVEX®19-144, and methods of treatment for Alzheimer’s disease. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays.

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

Financial Highlights

At June 30, 2021, our cash position had increased to $157.6 million, from $29.2 million at our fiscal year end of September 30, 2020.

Operating expenses for the third quarter of fiscal 2021 were $11.4 million, compared to $8.1 million for the comparable quarter in fiscal 2020. The operating expenses include an aggregate of $2.3 million, as compared to $1.3 million in the third quarter of fiscal 2020, in non-cash charges related to the issuance and vesting of stock options. Our research and development expenses for the third quarter of fiscal 2021 were $9.0 million, compared to $6.7 million in the comparable period in fiscal 2020. The increase is attributable to the continued advancement of our ongoing clinical trials.

Net loss for the third quarter of fiscal 2021 was $10.2 million, or $0.14 per share, as compared to $6.5 million, or $0.11 per share in the comparative quarter of fiscal 2020.

Results of Operations

Revenue

We are in the development stage and have not earned any revenues since our inception and we do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Three and nine months ended June 30, 2021 compared to three and nine months ended June 30, 2020.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2021 were $11.4 million, compared to $8.1 million for the comparable quarter of fiscal 2020. Total operating expenses for the nine-month period ended June 30, 2021 were $29.8 million compared to $23.6 million for the same period in fiscal 2020. This represents an increase of $3.3 million for the three-month period and $6.2 million for the nine-month period.

Research and development expenses for the third quarter of fiscal 2021 were $9.0 million, compared to $6.7 million for the third quarter of fiscal 2020 and $23.6 million for the nine-month period ended June 30, 2021, as compared to $19.1 million for the applicable prior year period. This increase in both the current quarter and the year-to-date period is attributable to the continued advancement of our ongoing clinical trials, most notably, the expansion of our Phase 2b/3 Alzheimer’s disease trial internationally, and the continued enrollment and advancement of the international Rett syndrome program.

General and administrative expenses increased to $2.4 million for the three months ended June 30, 2021, as compared to $1.4 million for the third quarter of fiscal 2020. Similarly, general and administrative expenses increased to $6.1 million for the nine-month period ended June 30, 2021, as compared to $4.5 million for the applicable prior year period. The increase in general and administrative expenses was primarily related to an increase in our staff, corporate activities and transactions, and an increase in non-cash stock option compensation charges.

Other income

The net amount of other income was $1.3 million for the three-month period ended June 30, 2021 as compared to $1.6 million for the three-month period ended June 30, 2020 and $3.7 million for the nine-month period as compared to $3.3 million for the comparable nine-month period in fiscal 2020. The Company experienced an increase in Australian research and development incentive income for the nine-month period, in connection with the increase in eligible clinical activities in Australia over the comparable year to date period, however in the current quarter the Company incurred foreign exchange losses which were related to the fluctuations in the Australian dollar against the US dollar and its related impact on incentive and tax receivables.

Liquidity and Capital Resources

Working Capital

	June 30, 2021	September 30, 2020
Current Assets	$166,419,501	$34,542,197
Current Liabilities	9,273,772	7,305,628
Working Capital	$157,145,729	$27,236,569

At June 30, 2021, we had $157.6 million in cash and cash equivalents, an increase of $128.3 million from September 30, 2020. During the nine-month period ended June 30, 2021, we received cash of $151.0 million, net of issuance costs, primarily from the issuance of shares of common stock under the 2019 Purchase Agreement, through the Sales Agreement, as well as a registered direct offering, each as more fully described elsewhere in this Quarterly Report.

Cash Flows

	Nine months ended June 30,
	2021	2020
Net cash flows used in operating activities	$(22,709,166)	$(15,032,274)
Net cash flows from financing activities	151,020,193	20,465,789
Increase in cash and cash equivalents	$128,311,027	$5,433,515

Cash flow used in operating activities

Net cash used in operating activities for the first nine months of fiscal 2021 was $22.7 million, compared to $15.0 million during the comparable period of fiscal 2020. The principal reason for this increase in net cash used from operating activities in the current period is due to an increase in research and development expenses and an increase in research and development incentive income receivable, as compared to the comparable period.

Cash flow provided by financing activities

Cash provided by financing activities for the first nine months in fiscal 2021 was $151.0 million, net of financing costs, primarily attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement, the Sales Agreement and a direct registered offering we completed for net proceeds of $46.9 million, after deducting expenses associated with the offering.

Cash provided by financing activities for the first nine months in fiscal 2020 was $20.5 million, attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement.

Other Financing

Purchase Agreement

On June 7, 2019, we entered into a Purchase Agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), as amended on July 1, 2020, pursuant to which Lincoln Park committed to purchase up to $50.0 million of our common stock. Concurrently with the execution of the 2019 Purchase Agreement in 2019, we issued 324,383 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the 2019 Purchase Agreement and became obligated to issue up to 162,191 shares pro rata, when and if Lincoln Park purchased, at our discretion, the $50.0 million aggregate commitment.

During the nine months ended June 30, 2021, the Company issued to Lincoln Park an aggregate of 4,086,209 shares of common stock under the 2019 Purchase Agreement, including 4,007,996 shares of common stock for an aggregate purchase price of $24.1 million and 78,213 commitment shares. As of June 30, 2021, no shares of our common stock remain available for purchase by Lincoln Park under the 2019 Purchase Agreement.

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

During the nine months ended June 30, 2021, 5,634,576 shares were sold pursuant to the At-the-Market Offering for gross proceeds of $79.1 million (net proceeds of $76.7 million after deducting commissions and offering expenses).

Registered Direct Offering

On June 24, 2021, the Company completed a registered direct offering off of the Company’s shelf registration statement on Form S-3 filed with the SEC on July 3, 2019. The Company issued 2,380,953 common shares at $21.00 per share for gross proceeds of $50.0 million (net proceeds of $46.9 million after deducting offering fees and expenses).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the past several months prior to the filing of this Quarterly Report on Form 10-Q, securities of certain companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. There can be no assurance that we will not, in the future be, a target of a short squeeze, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on May 28, 2021)
3.3	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
3.4	Articles of Merger filed with the Secretary of State of Nevada on January 10, 2007 and which is effective January 25, 2007 (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2007)
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1*	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 12, 2021

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 12, 2021

