Form 10-K
period 2021-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2021-11-24
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number: 001-37606

ANAVEX LIFE SCIENCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0608404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 5th Avenue, 20th Floor, New York, NY USA	10111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 1-844-689-3939

Securities registered under Section 12(b) of the Act:

Common Stock, $0.001 par value	AVXL	NASDAQ Stock Market LLC
Title of each class	Trading Symbol	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 Yes ☒  No ☐

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

Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ―large accelerated filer, ―accelerated filer , ―smaller reporting company and ―emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,011,843,276 based on a price of $14.95 per share, being the closing price of the registrant’s common stock on March 31, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 76,018,053 issued and outstanding as of November 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

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

iv

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

* = Orphan Drug Designation by the FDA; Dashed lines indicate planned clinical studies

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

Reyes S et al, AAIC 2018

Source: Reyes S et al., Sci Rep. 2021 Aug 25;11(1):17150

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

ANAVEX®2-73-specific Biomarkers

A full genomic analysis of Alzheimer’s disease (AD) patients treated with ANAVEX®2-73 resulted in the identification of actionable genetic variants. A significant impact of the genomic biomarkers SIGMAR1, the direct target of ANAVEX®2-73 and COMT, a gene involved in memory function, on the drug response level was identified, leading to an early ANAVEX®2-73-specific biomarker hypothesis. It is expected that excluding patients with SIGMAR1 identified biomarker variant (approximately 10%-20% of the population) in prospective studies would identify approximately 80%-90% patients that would display clinically significant improved functional and cognitive scores. The consistency between the identified DNA and RNA data related to ANAVEX®2-73, which are considered independent of AD pathology, as well as multiple endpoints and time-points, provides support for precision medicine clinical development of ANAVEX®2-73 by using genetic biomarkers identified within the study population itself to target patients who are most likely to respond to ANAVEX®2-73 treatment in AD as well as indications like Parkinson’s disease dementia (PDD) or Rett syndrome (RTT) in which ANAVEX®2-73 is currently studied.

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

A larger Phase 2b/3 double-blind, placebo-controlled study of ANAVEX®2-73 in Alzheimer’s disease commenced in August 2018. The Phase 2b/3 study enrolled 509 patients for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial commenced in Australia; and during fiscal 2020 additional regions were added in the United Kingdom, The Netherlands, Germany, and Canada. The ANAVEX®2-73 Phase 2b/3 study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. Primary and secondary endpoints will assess safety and both cognitive and functional efficacy, measured through Alzheimer’s Disease Assessment Scale – Cognition (ADAS-Cog), ADCS-ADL and Clinical Dementia Rating – Sum of Boxes for cognition and function (CDR-SB). The study completed enrollment in June 2021, exceeding the 450 patients enrollment target at 52 sites across North America, Europe and Australia.

In October 2019, we initiated a long-term open label extension study of ANAVEX®2-73, entitled the ATTENTION-AD study, for patients who have completed the 48-week Phase 2b/3 placebo-controlled trial referenced above. This study is expected to last two years and will give patients the opportunity to continue their treatment. Upon request by patients, caretakers and investigators, this extension study was extended by one further year.

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

The second Phase 2 study of ANAVEX®2-73 for the treatment of Rett syndrome, called the AVATAR study, commenced in June 2019. This study is taking place in Australia and the United Kingdom using a higher dose than the U.S. based Phase 2 study for Rett syndrome. This randomized, placebo-controlled study will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 33 patients over a 7-week treatment period including ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol. The AVATAR study is expected to read out topline data around year end 2021.

In July 2020, we commenced the third study of ANAVEX®2-73 for the treatment of Rett syndrome, called the EXCELLENCE study. This Phase 2/3 study in pediatric patients with Rett syndrome will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 84 pediatric patients, aged 5 to 18, over a 12-week treatment period incorporating ANAVEX®2-73 specific precision medicine biomarkers. All patients who participate in the study will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

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

Within this study ANAVEX®2-73 was safe and well tolerated in oral doses up to 50mg once daily. The results show clinically meaningful, dose-dependent, and statistically significant improvements in the Cognitive Drug Research (CDR) computerized assessment system analysis. Treatment with ANAVEX®2-73 also resulted in clinically meaningful improvements as measured by the global composite score of Parkinson’s disease symptom severity, MDS-UPDRS Total score on top of standard of care including dopaminergic therapy, levodopa and other anti-PD medications after 14 weeks of treatment, suggesting ANAVEX®2-73’s potential global capability of slowing and reversing symptoms that progress in Parkinson’s disease. The study confirmed the precision medicine approach of targeting SIGMAR1 as a genetic biomarker in response to ANAVEX®2-73.

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2021, an estimated 5.7 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® estimates that by 2050, this number will rise to nearly 14 million Americans. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to expand to $11.5 billion by 2029, according to business intelligence provider GBI Research.

●	Rett syndrome – Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result lead to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Depression – Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands historically accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

●	Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma – Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to iHealthcareAnalyst, Inc. the worldwide malignant melanoma market is expected to grow to $6.4 billion by 2027.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $13.5 billion in 2024 according to Datamonitor Healthcare.

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 55,000 new cases of pancreatic cancer will be diagnosed this year and approximately 44,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by FutureWise forecast that the market for the global pharmaceutical treatment of pancreatic cancer will increase to $4.7 billion by 2027.

Competition

The drug discovery and development industry is very competitive, characterized by rapid advancements in technology, where protection of proprietary advancements is essential. Any product candidates that we may successfully develop and commercialize, may compete with existing therapies, or new therapies that may become available in the future. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects, are more convenient or are less expensive than any products that we may develop.

Our approach to the treatment of Alzheimer’s disease and other CNS diseases differs from our competitors. Our platform may offer a disease-modifying approach in neurodegenerative and neurodevelopmental diseases by activation of sigma-1 receptors. When activated by SIGMAR1 agonists, such as ANAVEX®2-73, SIGMAR1 reduces cellular stress before and after RNA gene transcription. Studies confirm the predictive biomarker of response established through SIGMAR1 mRNA expression. Because of its role in maintaining neuronal homeostasis, sigma receptors show significant promise as viable targets for therapeutic molecules in an effort to treat Alzheimer’s disease and other CNS diseases and disorders, including Parkinson’s disease and Rett syndrome, by restoring healthy gene expression.

At this time, our competitors are primarily other biomedical development companies that are aiming to discover and develop compounds to be used in the treatment of Alzheimer’s disease and other CNS diseases, and those companies already doing so. We also face competition from academic institutions and government agencies, both in the United States and abroad.

Our competitors may have significantly greater financial resources, an established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, may be in the process of obtaining regulatory approvals and marketing of approved products. These competitors also compete with us in recruiting and retaining qualified scientific and technical personnel, establishing clinical study sites and patient registration for clinical studies, as well as in acquiring or developing technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

For additional discussion of the risks related to competition, see Item 1A “Risk Factors.”

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to fifteen U.S. patents, sixteen U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own three issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these three patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these three patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. The third of these three patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. We also own two issued U.S. patents for seizure treatment. The first of these two patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these two patents further claims a combination seizure treatment involving administration of an anti-epilepsy drug combined with (i) ANAVEX®19-144, or (ii) ANAVEX 19-144® and ANAVEX 2-73®. Both patents are expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own two issued U.S. patents with claims directed to treating neurodevelopmental disorders. These patents claim methods for treating a neurodevelopmental disorder or multiple sclerosis by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41 (another sigma receptor ligand similar to ANAVEX®2-73), or compositions thereof. Both patents are expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims crystalline forms of ANAVEX®19-144, dosage forms and compositions containing the crystalline forms of ANAVEX®19-144, and methods of treatment for Alzheimer’s disease. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. Further, we own one issued U.S. Patent with claims directed to methods of treating cardiac dysfunction with ANAVEX®2-73 . This patent is expected to expire in July 2038, absent any patent term extension for regulatory delays.

We also own two issued U.S. patents related to ANAVEX®1066. The first of these two patents claims methods for treating or preventing pain using (+) ANAVEX®1066 isomer. The second patent claims methods for treating or preventing pain using (-) ANAVEX®1066 isomer. Both patents are expected to expire in November 2036, absent any patent term extension for regulatory delays.

For ANAVEX®2-73, ANAVEX®19-144, ANAVEX®1-41, and ANAVEX®1066, we also have granted or pending applications in Australia, Canada, China, Europe, Japan, and Hong Kong, which are expected to expire after 2035.

With regard to ANAVEX®3-71, we own exclusive rights to two issued U.S. patents with claims respectively directed to the ANAVEX®3-71 compound and methods of treating various diseases including Alzheimer’s with the same. These patents are expected to expire in April 2030, and January 2030, respectively, absent any patent term extension for regulatory delays. We also own exclusive rights to related patents or applications that are granted or pending in Australia, Canada, China, Europe, Japan, Korea, New Zealand, Russia, and South Africa, which are expected to expire in January 2030.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see “Risk Factors”.

Government regulation

Government authorities in the United States, at the federal, state and local levels, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States. We are subject to various government regulations in connection with the development of our pipeline.

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

Once a drug candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as other preclinical studies. An Investigational New Drug application (“IND”) sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the first phase of clinical trials, the parameters to be used in monitoring the safety of the trial, and the effectiveness criteria to be evaluated should the first phase lend itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is filed. The IND automatically becomes effective thirty (30) days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with FDA good clinical practice (“GCP”) requirements, which include a requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection inclusion and exclusion criteria and the safety and/or effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An Institutional Review Board (“IRB”) at each institution participating in the clinical trial must review and approve each protocol before a clinical trial may commence at the institution and must also approve the information regarding the trial as well as the consent form that must be provided to each trial participant or his or her legal representative, monitor the study until completed and otherwise comply with all applicable IRB regulations.

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

Phase 3: Phase 3 clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials, often referred to as “pivotal” or “confirmatory” clinical trials, are intended to establish the overall risk-benefit ratio of the compound and provide, if appropriate, an adequate basis for product labeling.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including any finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected, serious harm to study subjects. In addition, clinical trials may be overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this committee may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

Phase 4: Phase 4 or post-approval trials may also be conducted after a drug receives initial marketing approval. These trials, often referred to as “Phase 4” trials, are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of such clinical trials as a condition of approval of an NDA.

During the development of a new drug, sponsors are given several opportunities to meet with the FDA. These meetings can provide an opportunity for the sponsor to share information about the progress of the application or clinical trials, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. These meetings may occur prior to the submission of an IND, at the end of Phase 2 clinical trials, or before an NDA is ultimately submitted. Sponsors typically use the meetings at the end of the Phase 2 trials to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug. Meetings at other times may be made upon request.

Concurrent with clinical trials, companies typically complete additional, animal or other non-clinical studies, develop additional information about the chemistry and physical characteristics of the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must consistently produce quality batches of the drug and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.

While the IND is active, progress reports summarizing the results of ongoing clinical trials and nonclinical studies performed since the last progress report must be submitted on at least an annual basis to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important, increased incidence of a serious adverse reaction compared to that listed in the protocol or investigator brochure.

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

U.S. review and approval process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of a New Drug Application (“NDA”). The submission of an NDA is subject to the payment of substantial user fees; a waiver of which may be obtained under certain limited circumstances.

The FDA reviews NDAs to determine, among other things, whether the product is safe and effective for its intended use and whether it is manufactured in a cGMP-compliant manner, which will assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA has a goal of ten months from the date of “filing” of a standard, completed NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first sixty days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a new drug to an advisory committee within the FDA. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether and under what conditions the application should be approved. The FDA is not bound by the recommendations of such an advisory committee, but it considers advisory committee recommendations carefully when making decisions.

Before approving an NDA, the FDA will also inspect the facility where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Before approving an NDA, the FDA may also inspect one or more clinical trial sites to assure compliance with GCP requirements.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications.

The Pediatric Research Equity Act (“PREA”), requires IND sponsors to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

If a drug receives FDA approval, the approval may be limited to specific diseases and dosages, which could restrict the commercial value of the product. In addition, the FDA may require testing and surveillance programs to monitor the safety of approved products which have been commercialized and may require a sponsor to conduct post-marketing clinical trials, which are designed to further assess a drug’s safety and effectiveness after NDA approval. The FDA may also place other conditions on approval, including a requirement for a risk evaluation and mitigation strategy (“REMS”) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescribing or dispensing of products. Marketing approval may be withdrawn for non-compliance with REMS or other regulatory requirements, or if problems occur following initial marketing.

Post-approval requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. After approval, some types of changes to the approved drug, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations.

Any drug product manufactured or distributed by us pursuant to FDA approval will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. FDA strictly regulates labeling, advertising, promotion and other types of information regarding approved drugs that are placed on the market, and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product for a certain indication or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable governmental requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. The FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-marketing clinical trials, enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Expedited development and review programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

A product is eligible for priority review if it is intended to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to currently marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date, as compared to ten months for review of NDAs under its current PDUFA review goals.

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

The Food and Drug Administration Safety and Innovation Act (“FDASIA”) established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a compound as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. However, even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before an NDA is submitted. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our compounds for seven years if our compound is determined to be contained within the competitor’s product for the same indication or disease, or if a competitor obtains approval of the same drug as defined by the FDA. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”), or an NDA submitted under Section 505(b)(2) (a “505(b)(2) NDA”), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

The Federal Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b), among other things, prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration, whether directly or indirectly and overtly or covertly in cash or in kind, in return for, or to induce the referral of an individual for the:

●	furnishing or arranging for the furnishing of items or services reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs; or

●	purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs.

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

Patient Protection and Affordable Care Act

In the United States, there have been, and continue to be multiple legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. Policymakers and third party reimbursement programs (i.e. payors) have articulated the goals of controlling healthcare costs, improving quality and/or expanding access in connection with these healthcare reform efforts. As a leading example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was passed, ushering in significant changes to the way healthcare is financed in the United States. With respect to impacts specific to the U.S. pharmaceutical industry, among other things, the ACA:

●	increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extended the rebate program to include Medicaid managed care organizations as well as Medicaid fee-for-service programs;

●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, correspondingly increasing manufacturers’ Medicaid rebate liability;

●	created a new methodology by which average manufacturing price is calculated for drugs that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies;

●	established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic products;

●	expanded the availability of lower drug pricing under the 340B drug pricing program to additional types of covered entities;

●	created a new partial prescription drug benefit for Medicare recipients under the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	amended the Public Health Service Act to create an abbreviated approval pathway for biological products that are demonstrated to be biosimilar to or interchangeable with an FDA-approved biological product;

●	added a requirement to annually report product samples that manufacturers and distributors provide to physicians;

●	established new requirements, known as ―Sunshine Act requirements for manufacturers of products reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program (―CHIP ) to collect and annually report detailed data to the Centers for Medicare and Medicaid Services (―CMS ) regarding payments or other transfers of value to physicians and teaching hospitals (―covered recipients ), as well as any ownership or investment interest held by physicians and their immediate family members. The reporting data must be accompanied by an attestation as to the accuracy of the data and failure to timely and accurately submit required information may result in civil monetary penalties;

●	established a Center for Medicare & Medicaid Innovation at CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs;

●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

●	expanded healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti- Kickback Statute, and enhanced penalties for noncompliance, which are applicable beyond the U.S. pharmaceutical industry (e.g. to other types of healthcare entities) but also are of specific relevance to the U.S. pharmaceutical industry.

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

Research and Development Expenses

Historically, a significant portion of our operating expenses has related to research and development. See our Consolidated Financial Statements contained elsewhere in this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2021 and 2020.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions.

Employees

We currently have twenty-five full-time employees, and we retain several independent contractors on a regular or as-needed basis. We believe that we have good relations with our employees.

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

Since inception through September 30, 2021, we have accumulated a deficit of approximately $200 million. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues creates a greater risk of our continued ability to continue as a going concern in the future. As a result, our management expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

All of our potential drug compounds will require extensive additional research and development, including non-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. In particular, human therapeutic products are subject to rigorous non-clinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in other countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. We cannot predict if or when any of the potential drug compounds we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug compounds. These include:

●	the possibility that non-clinical testing or clinical trials may show that our potential drug compounds are ineffective and/or cause harmful side effects;
●	regulators may not authorize us to commence or continue a clinical trial or may impose a clinical hold or may limit the conduct of a clinical trial through the imposition of a partial clinical hold;
●	the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;

●	our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;
●	our potential drug compounds may prove to be too expensive to manufacture or administer to patients;
●	our potential drug compounds may fail to receive necessary regulatory approvals from the United States Food and Drug Administration or foreign regulatory authorities in a timely manner, or at all;
●	even if our potential drug compounds are approved, we may not be able to produce them in commercial quantities or at reasonable costs;
●	even if our potential drug compounds are approved, they may not achieve commercial acceptance;
●	regulatory or governmental authorities may apply restrictions to any of our potential drug compounds, which could adversely affect their commercial success; and
●	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drug compounds.

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

For some of our compounds, including ANAVEX®2-73, we hope to benefit from the FDA’s fast track and priority review programs. In February 2020, the FDA granted Fast Track designation for the ANAVEX®2-73 clinical development program for the treatment of Rett syndrome. However, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for a disease or condition will be recovered from sales in the United States for that drug. If a product that has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.

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

Moreover, success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug compounds are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug compounds. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an IND and NDA with the FDA or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize our potential drug compounds and generate product revenues. In addition, we expect that our early clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Also, the IND process may be extremely costly and may substantially delay the development of our potential drug compounds. Moreover, positive results of non-clinical tests will not necessarily indicate positive results in subsequent clinical trials.

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

Following potential approval of any our compounds, the FDA may impose significant restrictions on a drug’s indicated uses or marketing or require potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the drug. The FDA may also require a Risk Evaluation and Mitigation Strategy (“REMS”) as a condition of approval of one or more of our compounds, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use of the drug. Additional REMS elements may include restricted distribution methods, patient registries and other risk minimization tools.

In addition, if the FDA or a comparable foreign regulatory authority approves one or more of our compounds, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the approved drug will be subject to additional and potentially extensive ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
●	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
●	product seizure or detention, or refusal to permit the import or export of our products;
●	injunctions or the imposition of civil or criminal penalties; and
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals.

The occurrence of any event or penalty described above may limit our ability to commercialize our compounds and generate revenue, and could require us to expend significant time and resources in response or generate negative publicity.

If any of our compounds are approved, our product labeling, advertising and promotion will also be subject to regulatory requirements and ongoing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a drug may not be promoted for uses that are not approved by the FDA as reflected in the drug’s approved labeling. If we receive marketing approval for a compound, physicians may nevertheless lawfully prescribe it to their patients in a manner that is inconsistent with the approved label. While the FDA recently clarified that mere knowledge that a physician is prescribing a drug for off label use is not sufficient to constitute unlawful off-label promotion, if we are found to have actively promoted such off label uses, we may become subject to significant liability under the FDCA. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

The FDA’s and other regulatory authorities’ policies are subject to change at any time, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our compounds. If we are unable to timely adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance post-marketing, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Finally, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is difficult to predict how any such legislative, administrative or executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these legislative or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Recently, the stockholders of the Company approved an amendment to our articles of incorporation, increasing the number of authorized shares of common stock to 200,000,000 shares. We also have 10,000,000 shares of preferred stock authorized. Our Board of Directors has the authority to issue additional shares of preferred and common stock up to the authorized capital stated in the articles of incorporation. Our Board of Directors may choose to issue some or all such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation. In the event we do issue or sell additional shares of common or preferred stock, it may result in shareholder dilution and may cause our share price to fall.

We may not be able to access sufficient funds under the Sales Agreement when needed.

On May 1, 2020, we entered into an Amended and Restated Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (the “Sales Agents”), pursuant to which we may offer and sell shares of our common stock registered under an effective registration statement from time to time through the Sales Agents (the “At-the-Market Offering”). The Sales Agents are only obligated to act as our agent in the sale of shares pursuant to the Sales Agreement on a commercially reasonable efforts basis and subject to certain conditions set forth in the Sales Agreement.

Therefore, we may not in the future, have access to the full amount available to us under the Sales Agreement. Any amounts we sell under the Sales Agreement may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our common stock currently registered.

Our stock price has been volatile and may be volatile in the future.

Our stock price has been volatile at certain times historically, and may be volatile in the future. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that are do not coincide in timing with the disclosure of news or developments by us. The stock market in general, and the market for biotechnology and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including the following:

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

In the past several months prior to the filing of this Annual Report on Form 10-K, securities of certain companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. There can be no assurance that we will not, in the future be, a target of a short squeeze, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

The risk factors disclosed in this Annual Report on Form 10-K could materially and adversely affect our business, financial condition and results of operations. The risks described herein are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We maintain a corporate head office at 51 West 52nd Street, 7th Floor, New York, NY, USA. Our lease costs for this office are approximately $4,500 per month. We believe our offices are suitable and adequate to operate our business currently, as they provide us with sufficient space to conduct our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the Nasdaq Global Select Stock Market (“Nasdaq”) under the symbol “AVXL.”

Holders of Common Stock

As of November 19, 2021, there were approximately 49 holders of record, and 76,018,053 shares of our common stock were issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Repurchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 [Reserved]

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2021, included elsewhere in this Annual Report on Form 10-K.

Financial Overview

We are in the development stage and have not earned any revenues since our inception in 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

Our operating costs consist primarily of research and development activities including the cost of clinical studies and clinical supplies as well as clinical drug manufacturing and formulation. Research and development expenses also include personnel related costs such as salaries and wages, and third-party contract research organization (CRO) expenses in support of these clinical studies. Personnel costs include salaries and wages, benefits, and non-cash stock-based compensation charges associated with options and other equity awards granted to employees and consultants who are directly engaged in support of our research and development activities.

General and administrative expenses consist of personnel costs, expenses for outside professional services and expenses for associated with operating as a public company. Personnel costs consist of salaries and wages, benefits and stock-based compensation for general and administrative personnel. Outside professional services and public company expenses, include expenses related to compliance and reporting, additional insurance expenses, audit and SOX compliance, expenses associated with patent research, applications and filings, investor and shareholder relations activities and other administrative expenses and professional services

Year ended September 30, 2021

During fiscal 2021, we made significant progress in the advancement of clinical studies for ANAVEX®2-73, including completing enrollment of our international Phase 2b/3 Alzheimer’s disease trial, completion of our proof-of-concept Phase 2 Parkinson’s disease dementia trial, continued advancement of a multi-regional Phase 2/3 clinical program for the treatment of Rett syndrome, including completion of the Phase 2 U.S. trial, expansion of the AVATAR Phase 2 study internationally into the United Kingdom and the commencement of the EXCELLENCE Phase 2/3 pediatric Rett syndrome study and expansion of this trial into Canada and the United Kingdom. Additionally, we advanced the first in human Phase 1 clinical trial of ANAVEX®3-71 with focus on the treatment of Frontotemporal Dementia (FTD).

Operating Expenses

Our operating expenses for fiscal 2021 increased to $42.0 million, from $31.1 million in fiscal 2020. The increase is attributable to an increase in research and development expenses of $7.8 million in 2021 to $33.0 million, primarily due to the advancement of our clinical programs, as described above.

General and administrative expenses for fiscal 2021 increased to $9.0 million, from $5.9 million in fiscal 2020, most significantly related to an increase in personnel and an increase in associated non-cash stock option compensation charges.

During fiscal 2021, we utilized $30.4 million to fund our operations, compared to $21.3 million during fiscal 2020. Our cash position increased to $152.1 million at September 30, 2021, an increase of $122.9 million over the prior year. Cash for operations was generated through the issuance of shares of common stock under financing arrangements described below, and through the completion of a registered direct offering.

We will continue to see an increase in our research and development expenditures as we advance our ANAVEX®2-73 clinical studies, including adding extension studies to allow us to continue to gather longer term data, continuing to advance our other pipeline compounds such as ANAVEX®3-71, and as we continue to add additional staffing to manage and support these clinical studies.

Other income

Net other income for the year ended September 30, 2021 was $4.4 million as compared to $4.8 million for fiscal 2020. The primary reason for the decrease in other income was due to an increased foreign exchange loss associated with Incentive and other receivables denominated in Australian dollars, and related impact from the fluctuation of the Australian dollar against the US dollar during the year.

During fiscal 2021, we recorded $4.5 million in research and development incentive income, consisting of the Australian research and development incentive credit administered through the Australian Tax Office, in connection with fiscal 2021 eligible expenditures and fiscal 2020 expenditures for which an overseas finding ruling was obtained during the current year. In comparison, research and development incentive income for fiscal 2020 was $4.4 million in connection with fiscal 2020 eligible expenditures. We expect to continue to receive support from the Australian government for various clinical trials being conducted within Australia.

Net loss

Net loss for fiscal 2021 was $37.9 million, or $0.54 per share, compared to a net loss of approximately $26.3 million, or $0.45 per share for fiscal 2020.

Liquidity and Capital Resources

Working Capital

	2021	2020
Current Assets	$161,616,490	$34,542,197
Current Liabilities	10,798,386	7,305,628
Working Capital	$150,818,104	$27,236,569

At September 30, 2021, we had $152.1 million in cash and cash equivalents, an increase of $122.9 million, from $29.2 million at September 30, 2020. The principal reason for this increase is due to cash received from financing activities of $153.2 million from the issuance of common shares, offset by cash utilized in operations of $30.4 million.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

	2021	2020
Cash flows used in operating activities	$(30,383,674)	$(21,287,046)
Cash flows provided by financing activities	153,242,401	28,350,434
Increase in cash	$122,858,727	$7,063,388

Cash flow used in operating activities

There was an increase in cash used in operating activities of $9.1 million during fiscal 2021 due to an increase in clinical trial activities, as more fully described above.

Cash flow provided by financing activities

Cash provided by financing activities in fiscal 2021 was $153.2 million, net of financing costs, primarily attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement, the Sales Agreement and a direct registered offering we completed for net proceeds of $46.9 million, after deducting expenses associated with the offering.

Cash provided by financing activities in fiscal 2020 were $28.4 million, attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement and under the Sales Agreement.

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

During fiscal year 2021, the Company issued to Lincoln Park an aggregate of 4,086,209 shares of common stock under the 2019 Purchase Agreement, including 4,007,996 shares of common stock for an aggregate purchase price of $24.1 million and 78,213 commitment shares. As of September 30, 2021, no shares of our common stock remain available for purchase by Lincoln Park under the 2019 Purchase Agreement.

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

During fiscal 2021, 5,634,576 shares were sold pursuant to the At-the-Market Offering for gross proceeds of $79.1 million (net proceeds of $76.7 million after deducting commissions and offering expenses).

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

Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. Stock based compensation expense is adjusted for actual forfeitures of unvested awards as they occur.

We have granted share purchase option awards that vest upon achievement of certain performance criteria, or milestone-based awards. We estimate an implicit service period for achieving performance criteria for each award and recognizes the resulting fair value as expense over the implicit service period when we conclude that achieving the performance criteria is probable. We periodically review and update, as appropriate, our estimates of implicit service periods and conclusions on achieving the performance criteria. Performance awards vest upon achievement of the performance criteria.

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options and warrants at the date of the grant. This model requires the input of subjective assumptions, including the expected price volatility, expected life and estimated forfeitures of each award. We use the U.S. Treasury daily treasury yield curve rates for the expected term of the option as the risk-free rate. The expected term represents the period that options granted are expected to be outstanding using the simplified method. Our historical share option exercise experience does not provide a reasonable basis for estimating the expected term. Expected volatility is based on the average of the daily share price changes over the expected term. We do not estimate forfeitures and elect to record actual forfeitures as they occur. We have not paid any dividends on our common stock historically, therefore no assumption of dividend payments is made in the model. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore, are subject to management’s judgment. Changes in these assumptions can materially affect the fair value estimates.

The purchase price of options or warrants may be paid in cash or, if approved by our compensation committee in advance, “net settled” in shares of our common stock. In a net settlement of an option or warrant, we do not receive payment of the exercise price from the holder but reduce the number of shares of common stock issued upon the exercise of the stock option or warrant by the smallest number of whole shares that have an aggregate fair market value equal to or over the aggregate exercise price for the option shares covered by the option or warrant being exercised. Shares issued pursuant to the exercise of options and warrants are issued from our treasury.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements and their possible effect on our results, see Note 2(n) to our Consolidated Financial Statements found elsewhere in this Annual Report.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Anavex Life Sciences Corp.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

New York, New York

November 24, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Anavex Life Sciences Corp.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Anavex Life Sciences Corp.’s (the “Company’s”) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2021, and the related notes, and our report dated November 24, 2021 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

New York, New York

November 24, 2021

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS

As at September 30, 2021 and 2020

	2021	2020

Assets
Current
Cash and cash equivalents	$152,107,745	$29,249,018
Incentive and tax receivables	9,136,831	4,849,340
Prepaid expenses and deposits	355,549	443,839
Deferred financing charges	16,365	—
Total Assets	$161,616,490	$34,542,197

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,739,781	$3,989,054
Accrued liabilities - Note 3	5,614,774	3,316,574
Deferred grant income	443,831	—
Total Liabilities	10,798,386	7,305,628

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	—	—
200,000,000 common stock, par value $0.001 per share (2020: 100,000,000 common stock, par value $0.001 per share)
Issued and outstanding:
75,918,465 common shares (2020 - 62,045,198)	75,920	62,047
Additional paid-in capital	348,328,048	186,851,752
Accumulated deficit	(197,585,864)	(159,677,230)
Total Stockholders' Equity	150,818,104	27,236,569
Total Liabilities and Stockholders' Equity	$161,616,490	$34,542,197

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended September 30, 2021 and 2020

	2021	2020
Operating expenses
General and administrative	$9,017,511	$5,856,609
Research and development	32,983,674	25,231,623
Total operating expenses	(42,001,185)	(31,088,232)

Other income (expenses)
Grant income	54,100	149,888
Research and development incentive income	4,547,099	4,375,025
Interest income, net	26,261	179,973
Foreign exchange gain (loss), net	(267,344)	125,540
Total other income, net	4,360,116	4,830,426
Net loss before provision for income taxes	(37,641,069)	(26,257,806)

Income tax expense, current	(267,565)	(22,664)

Net loss and comprehensive loss	$(37,908,634)	$(26,280,470)

Net Loss per share
Basic and diluted	$(0.54)	$(0.45)

Weighted average number of shares outstanding
Basic and diluted	69,802,960	58,194,894

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2021 and 2020

	2021	2020

Cash Flows used in Operating Activities
Net loss	$(37,908,634)	$(26,280,470)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	8,231,403	4,876,906
Changes in non-cash working capital balances related to operations:
Incentive and tax receivables	(4,287,491)	(2,206,595)
Prepaid expenses and deposits	88,290	57,159
Accounts payable	750,727	465,722
Accrued liabilities	2,298,200	1,800,232
Deferred grant income	443,831	—
Net cash used in operating activities	(30,383,674)	(21,287,046)

Cash Flows provided by Financing Activities
Issuance of common shares	153,218,762	28,754,198
Share issue costs	(5,550,921)	(403,764)
Proceeds from exercise of warrants	1,466,500	—
Proceeds from exercise of stock options	4,108,060	—
Net cash provided by financing activities	153,242,401	28,350,434

Increase in cash and cash equivalents during the period	122,858,727	7,063,388
Cash and cash equivalents, beginning of period	29,249,018	22,185,630
Cash and cash equivalents, end of period	$152,107,745	$29,249,018

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$139,531	$22,664

See Accompanying Notes to Consolidated Financial Statements

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended September 30, 2021 and 2020

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, September 30, 2019	52,650,521	$52,652	$153,633,807	$(133,396,760)	$20,289,699
Shares issued under 2019 purchase agreement
Purchase shares	7,564,584	7,565	21,246,733	—	21,254,298
Commitment shares	68,943	69	(69)	—	—
Shares issued pursuant to cashless exercise of stock options	721	1	(1)	—	—
Shares issued under Sales Agreement, net of share issuance costs	1,760,429	1,760	7,094,376	—	7,096,136
Share based compensation	—	—	4,876,906	—	4,876,906
Net loss	—	—	—	(26,280,470)	(26,280,470)
Balance, September 30, 2020	62,045,198	$62,047	$186,851,752	$(159,677,230)	$27,236,569

Shares issued under 2019 purchase agreement Purchase shares	4,007,996	4,008	24,107,190	—	24,111,198
Commitment shares	78,213	78	(78)	—	—
Shares issued pursuant to exercise of stock options	1,421,529	1,421	4,106,639	—	4,108,060
Shares issued under Sales Agreement, net of share issuance costs	5,634,576	5,635	76,664,392	—	76,670,027
Shares issued pursuant to registered direct offering, net of share issue costs	2,380,953	2,381	46,900,600	—	46,902,981
Shares issued pursuant to exercise of warrants	350,000	350	1,466,150	—	1,466,500
Share based compensation	—	—	8,231,403	—	8,231,403
Net loss	—	—	—	(37,908,634)	(37,908,634)
Balance, September 30, 2021	75,918,465	75,920	348,328,048	(197,585,864)	$150,818,104

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 1

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

Liquidity

All of the Company’s potential drug compounds are in the clinical development stage and the Company cannot be certain that its research and development efforts will be successful or, if successful, that its potential drug compounds will ever be approved for sale or generate commercial revenues. To date, we have not generated any revenues from our operations. The Company expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, its business might become profitable.

Management believes that the current working capital position will be sufficient to meet the Company’s working capital requirements beyond the next 12 months after the date that these consolidated financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials is uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

Other than our rights related to the Sales Agreement (as defined below in Note 5), there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its research and development activities.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 2

Note 1       Business Description and Basis of Presentation – Continued

Coronavirus Disease 2019 (COVID-19)

The recent global outbreak of COVID-19 has not had a material impact on the Company’s result of operations or financial condition for the year ended September 30, 2021. However, the pandemic continues to rapidly evolve as of the date these consolidated financial statements are issued and has created a dynamic and uncertain situation in the global economy. As such, it is uncertain as to the full magnitude that the outbreak will have on the Company’s financial condition and future results of operations. Management is actively monitoring the global situation on its business, including on its clinical trials and operations and financial condition. Given the daily evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

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

Highly liquid investments that are considered cash equivalents include money market accounts, money market funds and certificates of deposit. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these securities. The Company’s investment policy allows for investments in domestic money market certificates, certificates of deposit, money market funds, commercial papers, bonds or commercial papers, and establishes diversification and credit quality requirements and limits investments by maturity and issuer. The Company currently maintains its investments at one large well known financial institution.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 3

Note 2       Summary of Significant Accounting Policies – (continued)

c)	Cash and equivalents – (continued)

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company mitigates this risk by maintaining its cash balances in a large well known financial institutions. The Company has not experienced any losses in such accounts.

d)	Research and Development Expenses

Research and development costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including preclinical studies, clinical trials, manufacturing costs, employee salaries and benefits and stock-based compensation expense, contract services including external research and development expenses incurred under arrangements with third parties such as contract research organizations (“CROs”), facilities costs, overhead costs and other related expenses. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved. Manufacturing costs are expensed as incurred in accordance with Accounting Standard Codification (“ASC”) 730, Research and Development, as these materials have no alternative future use outside of their intended use.

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to external CROs, and clinical site costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies including the phase or completion of events, invoices received and contracted costs. Judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from actual costs.

In addition, the Company incurs expenses in respect of intellectual property costs relating to patents and trademarks. The probability of success and length of time to develop commercial applications of the drugs subject to the underlying patent and trademark costs is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the drugs subject to the underlying patents and trademarks will ever be successfully commercialized.

Due to these risks and uncertainties, the patent and trademark costs do not meet the definition of an asset and thus are expensed as incurred within general and administrative expenses.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 4

Note 2       Summary of Significant Accounting Policies – (continued)

e)	Research and Development Incentive Income

The Company is eligible to obtain certain research and development tax credits, including the Australian research and development tax incentive credit (the “Australia R&D credit”) through a program administered through the Australian Tax Office (the “ATO”), which provides for a cash refund based on a percentage of certain research and development activities undertaken in Australia by the Company’s wholly owned subsidiary, Anavex Australia Pty Ltd. (“Anavex Australia”). The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million Australian during the reimbursable period.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 5

Note 2       Summary of Significant Accounting Policies – (continued)

f)	Basic and Diluted Loss per Share – (continued)

As of September 30, 2021, diluted loss per share excludes 11,540,903 (2020 – 10,576,266) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

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

The Company has determined that the functional currency of Anavex Australia Pty Limited, Anavex Germany GmbH, and Anavex Canada Ltd. is also the US dollar.

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

September 30, 2021 – Page 6

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

Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. Stock based compensation expense is adjusted for actual forfeitures of unvested awards as they occur.

The Company has granted share purchase option awards that vest upon achievement of certain performance criteria, or milestone-based awards. The Company estimates an implicit service period for achieving performance criteria for each award and recognizes the resulting fair value as expense over the implicit service period when it concludes that achieving the performance criteria is probable. The Company periodically reviews and updates as appropriate its estimates of implicit service periods and conclusions on achieving the performance criteria. Performance awards vest upon achievement of the performance criteria.

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options and warrants at the date of the grant. This model requires the input of subjective assumptions, including the expected price volatility, expected life and estimated forfeitures of each award. The Company uses the U.S. Treasury daily treasury yield curve rates for the expected term of the option as the risk-free rate. The expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. Expected volatility is based on the average of the daily share price changes over the expected term. The Company does not estimate forfeitures and elects to record actual forfeitures as they occur. The Company has not paid any dividends on its common stock historically, therefore no assumption of dividend payments is made in the model. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore, are subject to management’s judgment. Changes in these assumptions can materially affect the fair value estimates.

The purchase price of options or warrants may be paid in cash or, if approved by the Company’s compensation committee in advance, “net settled” in shares of the Company’s common stock. In a net settlement of an option or warrant, the Company does not receive payment of the exercise price from the holder but reduces the number of shares of common stock issued upon the exercise of the stock option or warrant by the smallest number of whole shares that have an aggregate fair market value equal to or over the aggregate exercise price for the option shares covered by the option or warrant exercised. Shares issued pursuant to the exercise of options and warrants are issued from the Company’s treasury.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 7

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

At September 30, 2021 and 2020, the Company did not have any Level 3 assets or liabilities.

n) Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (ASC 740)", which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application. ASU 2019-12 will be effective for the Company on October 1, 2021. The Company does not expect such guidance to have a material impact on the Company’s operations, financial condition, or cash flows.

Note 3       Accrued Liabilities

The principal components of accrued liabilities consists of:

	2021	2020
Clinical site costs and patient visits	$2,035,800	$760,900
Accrued compensation and benefits	1,201,903	567,805
Fixed contract accruals	649,649	367,429
All other accrued liabilities	1,727,422	1,620,440
Total accrued liabilities	$5,614,774	$3,316,574

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 8

Note 4        Other Income

Grant income

During the year ended September 30, 2021, the Company received $497,931 of a $995,862 research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 related to Parkinson’s disease.

The grant income is being deferred when received and amortized to other income as the related research and development expenditures are incurred. During the year ended September 30, 2021, the Company recognized $54,100 of this grant on its statements of operations within grant income. At September 30, 2021 an amount of $443,831 (2020: $Nil) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income.

During the year ended September 30, 2017, the Company was awarded grant funding in the amount of $597,886. The grant was received in equal quarterly installments over a period of two years ending during the year ended September 30, 2020, in exchange for a commitment to complete clinical testing for a therapeutic drug candidate for the treatment of Rett syndrome.

The grant income was deferred when received and amortized to other income as the related research and development expenditures were incurred. During the year ended September 30, 2021, the Company recognized $Nil (2020: $149,888) of this grant on its statement of operations as a component of other income. At September 30, 2020, the Company had recognized the full amount of grant funding.

Research and development incentive income

Research and development incentive income represents income earned by the Company’s Australian subsidiary, of the Australian research and development incentive credit, (the “ATO R&D Credit”).

During the year ended September 30, 2021, the Company recorded research and development incentive income of $4,547,099 (AUD 6,068,993) (2020: $4,375,025 (AUD 6,392,266)) in respect of the ATO R&D Credit for eligible research and development expenses incurred during the year.

As a matter of course, the Company may be subject to pre-issue review or audit by the ATO. The Company was notified that the ATO is performing a pre-issue review of the 2020 research and development incentive income return. The Company is responding to questions and requests for information and does not expect an adverse finding.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 9

Note 5        Equity Offerings

Common Stock

Common shares are voting and are entitled to dividends as declared at the discretion of the Board of Directors.

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

Registered Direct Offering

On June 22, 2021, the Company and Deep Track Capital entered into a securities purchase agreement pursuant to which the Company sold to Deep Track Capital an aggregate of 2,380,953 shares of common stock at $21 per share in a registered direct offering, for gross proceeds of $50,000,013. Net proceeds of the offering were $46,902,981 after deducting offering fees and expenses.

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the year ended September 30, 2021, 5,634,576 shares were sold pursuant to the Offering for gross proceeds of $79,107,550 (net proceeds of $76,670,027 after deducting offering expenses) (2020: 1,760,429 shares were sold for gross proceeds of $7,499,900 (net proceeds of $7,096,136)). At September 30, 2021, an amount of $163,392,550 was registered pursuant to an effective registration statement and available to be sold under the Sales Agreement.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 10

Note 5        Equity Offering Agreements – (continued)

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

During the year ended September 30, 2021, the Company issued to Lincoln Park an aggregate of 4,086,209 (2020 – 7,633,527) shares of common stock under the 2019 Purchase Agreement, including 4,007,996 (2020: 7,564,584) shares of common stock for an aggregate purchase price of $24,111,198 (2020: $21,254,298) and 78,213 (2020: 68,943) commitment shares.

At September 30, 2021, no shares remained available for issuance under the 2019 Purchase Agreement (September 30, 2020: $24,111,198 in value of shares).

Note 6        Commitments and Contingencies

a)	Lease

During the year ended September 30, 2021 the Company incurred office lease expense of $130,784 (2020: $233,423).

b)	Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all United States based employees. United States based employees eligible to participate in the plan may contribute up to the current statutory limits under the Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of contributing employees. During the year ended September 30, 2021, the Company made $128,856 (2020: $98,058) in matching contributions under the 401(k) plan.

c)	Litigation

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 11

Note 6       Commitments and Contingencies – (continued)

d)	Share Purchase Warrants

The following table summarizes the warrant activity during the years ended September 30, 2021 and 2020:

		Weighted
		Average
		Exercise Price
	Number of Shares	($)
Balance, September 30, 2019	350,000	4.19
Granted	150,000	3.17
Balance, September 30, 2020	500,000	3.88
Granted	60,000	12.00
Exercised	(350,000)	4.19
Balance, September 30, 2021	210,000	5.69

At September 30, 2021 the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
150,000	$3.17	May 6, 2024
60,000	$12.00	April 21, 2026
210,000

e)	Stock–based Compensation Plan –(continued)

2015 Stock Option Plan

On September 18, 2015, the Company’s board of directors approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provided for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan was 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization. At September 30, 2021, 146,371 (2020: 133,036) options remain available for issue under the 2015 Plan.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 12

Note 6       Commitments and Contingencies – (continued)

e)	Stock–based Compensation Plan – (continued)

The 2019 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the board of directors at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2019 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2019 Plan. At September 30, 2021, 456,332 (2020: 3,161,665) options remain available for issue under the 2019 Plan.

A summary of the status of Company’s outstanding stock purchase option activity during the years ended September 30, 2021 and 2020 is presented below:

			Weighted
		Weighted	Average Grant	Aggregate
		Average Exercise	Date Fair	intrinsic value
	Number of Shares	Price ($)	Value ($)	($)
Outstanding, September 30, 2019	8,462,933	3.58		4,115,032
Granted	1,695,000	2.96	2.27
Forfeited	(68,332)	3.01	2.44
Exercised	(13,335)	3.15	2.61	2,400
Outstanding, September 30, 2020	10,076,266	3.48		14,982,581
Granted	2,732,000	12.55	9.32
Forfeited	(55,834)	3.04	2.43
Exercised	(1,421,529)	2.89	2.43	24,446,305
Outstanding, September 30, 2021	11,330,903	5.74		140,132,451
Exercisable, September 30, 2021	7,228,488	3.73		102,786,851

The following summarizes information about stock options at September 30, 2021 by a range of exercise prices:

		Number of	Weighted average remaining	Weighted average	Number of	Weighted average
Range of exercise prices		outstanding	contractual life	exercise	vested	exercise
From	To	options	(in years)	price	options	price
$0.92	$2.96	4,309,349	6.25	2.31	3,167,682	2.10
$3.15	$4.80	2,117,500	6.33	3.30	1,830,836	3.29
$5.04	$8.98	3,397,054	6.45	6.05	2,207,054	6.35
$12.00	$13.01	230,000	9.52	12.44	22,916	12.42
$18.11	$24.58	1,277,000	9.82	19.33	—	—
		11,330,903			7,228,488

The weighted average grant date fair value of options vested during the year ended September 30, 2021 was $2.54 (2020: $2.55). At September 30, 2021, the weighted average contractual life of options outstanding was 6.79 years (2020: 6.96 years) and for options exercisable was 5.51 years (2020: 6.25 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2021.

The Company recognized stock-based compensation expense of $8,231,403 during the year ended September 30, 2021 (2020: $4,876,906) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s consolidated statements of operations as follows:

	2021	2020
General and administrative	$3,571,335	$2,210,789
Research and development	$4,660,068	$2,666,117
Total stock-based compensation	$8,231,403	$4,876,906

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 13

Note 6        Commitments – (continued)

e)	Stock–based Compensation Plan – (continued)

An amount of approximately $21,650,000 in stock-based compensation is expected to be recorded over the remaining term of such options and warrants through fiscal 2024.

The fair value of each option and warrant award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2021	2020
Risk-free interest rate	0.73%	1.57%
Expected life of options (years)	5.74	5.53
Annualized volatility	93.43%	95.99%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the years ended September 30, 2021 and 2020 was determined with reference to the quoted market price of the Company’s shares on the grant date.

Note 7       Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below:

	2021	2020
United States	$(28,850,926)	$(18,096,148)
Foreign	(8,790,143)	(8,161,658)
Total	$(37,641,069)	$(26,257,806)

The components of net deferred income tax assets as of September 30, 2021 and 2020 are as follows:

	2021	2020
Net operating loss carryforwards	$34,982,000	$23,397,000
Research and development tax credit carryforwards	1,577,000	2,069,000
Stock-based compensation	10,453,000	8,283,000
Unpaid charges	89,000	83,000
Intangible asset costs	323,000	132,000
Foreign exchange and other	62,000	27,000
Valuation allowance deferred tax assets	(47,486,000)	(33,991,000)
Net deferred tax assets	$—	$—

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2021 – Page 14

Note 7      Income Taxes – (Continued)

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended September 30, 2021 and 2020 is as follows:

	2021	2020
Income tax benefit at statutory federal rate	$(7,934,000)	$(5,519,000)
Foreign income taxed at other rates	(353,000)	(723,000)
Permanent differences relating to stock based compensation	(4,379,000)	—
Permanent differences relating to Section 162(m)	816,000	—
Other permanent differences	741,000	35,000
Adjustment to tax assets based on Section 382	3,330,000	—
Research and development credits, net	1,042,000	1,267,000
State and local taxes	(7,022,000)	(2,911,000)
Adjustment and true up to prior years' tax provision	48,000	373,000
Effect of change in statutory rates	216,000	36,000
State minimum and exise taxes	267,565	22,664
Change in valuation allowances	13,495,000	7,442,000
Income tax expense	$267,565	$22,664

As of September 30, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $101.6 million (2020: $77.0 million) of which $37.7 will begin to expire in 2025 and $63.9 can be carried forward indefinitely, state and local net operating loss carryforwards of approximately $177.7 million (2020: $103.1 million) which will begin to expire in 2036, and Research and Development tax credits of $1.6 million (2020: $2.1 million) which will begin to expire in 2029. The Company had approximately $7.9 million (approximately AU$ 11.2 million) (2020: $4.3 million) of net operating loss carryforwards in Australia, which have an indefinite life, available to offset future taxable income in those jurisdictions.

The Company evaluates its valuation allowance requirements based on available evidence. When circumstances change, and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance has been established at September 30, 2021 and 2020.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state and local and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until the respective statutes of limitation expire. The Company is subject to tax examinations by tax authorities for all taxation years commencing on or after 2014.

Under the provisions of the Internal Revenue Code, the net operating loss (“NOL”) carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Section 382 of the Internal Revenue Code, NOL and tax credit carryforwards may become subject to an annual limitation in the event of an over 50% cumulative change in the ownership interest of significant stockholders over a three-year, as well as similar state tax provisions.

The Company conducted a Section 382 study during the year ended September 30, 2021 and determined that, during the year ended September 30, 2015, there was a change in ownership which resulted in $25.8 million of federal NOLs being subject to an annual limitation. During the year ended September 30, 2021, the Company reduced its federal NOLs by $12.1 million and its Research and development tax credit carryforwards by $0.8 million, which are the amount of tax assets that will expire unutilized pursuant to the Section 382 study. This resulted in a reduction of $2.5 million of NOLs and $0.8 million of research and development credits and a corresponding reduction in the valuation allowance of $3.3 million, which was recorded in the current fiscal year. Subsequent ownership changes in future years could trigger additional limitations of the Company’s NOLs.

As of September 30, 2021, the Company did not provide any foreign withholding taxes related to its foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested to fund ongoing operations of the foreign subsidiaries. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our Board of Directors may remove our officers at any time.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Secretary	56	July 5, 2013
Athanasios Skarpelos	Director	54	January 9, 2013
Claus van der Velden, PhD	Director	49	March 2, 2018
Steffen Thomas, PhD	Director	55	June 15, 2015
Peter Donhauser, D.O.	Director	56	February 8, 2017
Jiong Ma, PhD	Director	57	May 25, 2021
Sandra Boenisch, CPA, CGA	Principal Financial Officer, Treasurer	40	October 1, 2015

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

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

Athanasios Skarpelos. Athanasios (Tom) Skarpelos is a self-employed investor with 20 years of experience working with private and public companies with a focus on biotechnology companies involved in drug discovery and drug development projects. His experience has led to relationships with researchers at academic institutes in Europe and North America. Mr. Skarpelos is a founder of Anavex.

Claus van der Velden, PhD. Claus van der Velden, PhD, brings significant expertise in management, accounting, internal controls, information security and risk management. Since May 2021, he has served as Managing Director (Chief Financial Officer) of NetCologne GmbH, a regional telecommunication provider in Germany. From July 2011 to May 2021, he served as corporate head of Management Accounting, Internal Audit and Risk Management at Stroeer SE & Co KGaA, a publicly listed German digital media company. Previously, Dr. van der Velden served as the Director of Corporate Business Controlling for the Nutrition & Health business unit at Cognis, a worldwide supplier of global nutritional ingredients and specialty chemicals. In this position, he was also a compliance representative and a member of the global leadership team. After the acquisition of Cognis by BASF, he was responsible for the management accounting processes of the BASF Nutrition & Health division, developing and producing mostly natural-source ingredients for the food and healthcare industries. Dr. van der Velden started his career as a strategy consultant at an international marketing and strategy consultancy firm. He studied in Kiel and Stockholm and received a degree in economics from the University of Kiel and later obtained his doctorate in business management from the WHU-Otto Beisheim School of Management where he also previously taught economics.

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

Jiong Ma, PhD. Jiong Ma has over 25 years of experience in investing, building and scaling of companies with a focus on innovative product launches in digital health, technology and the new energy transition. Dr. Jiong Ma serves and served as a Board Director of LinkinVax, Aledia, Voxel8, Lo3 Energy, mc10, acquired by Medidata, Storiant, Fulham, Convey Computer, acquired by Micron Technology, Powervation, acquired by RHOM Semiconductor, Laser Light Engine and Carbonite, Inc., which went public via IPO in 2011 and was subsequently acquired by OpenText in 2019 for approximately $1.45 billion. As a Partner at Braemar Energy Ventures, where she has worked since 2008, Dr. Ma has focused on investments in digitization of industry, resource efficiency, mobility, renewable energy infrastructure, and deeptech. She was on the firm’s investment committee and has led more than 15 investments in growth stage companies with focus on innovative product launches, as well as fund raising, negotiating and structuring investments, hiring management teams, and assembling boards. As a result of her investment experience, Dr. Ma has significant knowledge and expertise in the technology industry, including information security. Prior to Braemar Energy Ventures, she was with the Venture Capital Group at 3i, a global private equity firm, where she led investments across multiple stages in Digital Health, TMT and Cleantech. Among them TransMedics Group and ImpactRx/Symphony Health Solutions, which was later acquired by PRA Health Sciences. Preceding the Venture Capital Group at 3i, Dr. Ma held several senior positions at Lucent Technologies and Bell Labs. Her responsibilities included lead roles in product portfolio strategy, new product launches for Optical and Data Networking, and research and product development. Dr. Ma was also a founding team member of Onetta Inc., a fiber networks company. She has a PhD in Electrical and Computer Engineering from the University Colorado at Boulder and an MS in Electrical Engineering from Worcester Polytechnic Institute. Dr. Ma is a Kauffman Fellow.

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

Delinquent Section 16(a) Reports

None.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and to all employees. We have posted our policy on our website at www.anavex.com.

Audit Committee and Audit Committee Financial Experts

The members of the Audit Committee are Claus van der Velden (Chairman), Athanasios Skarpelos, Steffen Thomas and Jiong Ma. Our Board of Directors has determined that Claus van der Velden is an “audit committee financial expert” as defined by applicable SEC and Nasdaq rules.

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

The Audit Committee operates under a charter that was adopted by our Board of Directors. The Audit Committee met four times during fiscal 2021.

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management. The Audit Committee has discussed with BDO USA, LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Securities and Exchange Commission (the “Commission”). In addition, the Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with BDO USA, LLP its independence from the Company and management. Based on the reviews and discussions referred to above, the Audit Committee recommended that the audited consolidated financial statements for the Company for the fiscal year ended September 30, 2021 be included in this Annual Report on Form 10-K for the year ended September 30, 2021 for filing with the Commission.

MEMBERS OF THE AUDIT COMMITTEE

Claus van der Velden (Chairman)
Athanasios Skarpelos
Steffen Thomas
Jiong Ma

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Claus van der Velden (Chairman), Steffen Thomas and Peter Donhauser.

The Nominating and Corporate Governance Committee is appointed by the board to oversee and evaluate the Board’s performance and the Company’s compliance with corporate governance regulations, guidelines and principles, to identify individuals qualified to become Board members, to recommend to the Board proposed nominees for board membership, and to recommend to the Board directors to serve on each standing committee. The Nominating and Corporate Governance Committee operates under a charter that was adopted by our Board of Directors. The Nominating and Corporate Governance Committee met one time during fiscal 2021.

Compensation Committee

The members of our Compensation Committee are Claus van der Velden (Chairman), Steffen Thomas and Peter Donhauser.

The Compensation Committee assists our Board of Directors in discharging its responsibilities relating to compensation of our directors and executive officers. Its responsibilities include, among other things: reviewing, approving and recommending compensation programs and arrangements applicable to our officers; determining the objectives of our executive officer compensation programs; overseeing the evaluation of our senior executives; administering our incentive compensation plans and equity-based plans, including reviewing and granting equity awards to our executive officers; and reviewing and approving director compensation and benefits. The Compensation Committee can delegate to other members of our Board of Directors, or an officer or officers of the Company, the authority to review and grant stock-based compensation for employees who are not executive officers.

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

The Compensation Committee operates under a charter that was adopted by our Board of Directors. The Compensation Committee met two times during fiscal 2021 and also acted by written consent as required.

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

Compensation Consultants

The Compensation Committee makes recommendations to the Board for all compensation for executives, including the structure and design of the compensation programs. The Compensation Committee is responsible for retaining and terminating compensation consultants and determining the terms and conditions of their engagement. During fiscal 2021, the Compensation Committee did not engage any compensation consultants.

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

Summary Compensation

The particulars of compensation paid to our named executive officers for the last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All other Compensation ($)	Total ($)
Christopher Missling, PhD	2021	550,000	110,000	8,745,457	11,600	9,417,057
President, Chief Executive Officer, and	2020	550,000	55,000	1,224,648	11,400	1,841,048
Director
Sandra Boenisch(1)	2021	158,300	—	724,314	—	882,614
Principal Financial Officer and Treasurer	2020	117,041	22,313	155,864	—	295,218

(1)	Compensation to Ms. Boenisch denominated in Canadian Dollars and has been translated to US dollars at an exchange rate of 0.7915 during the year ended September 30, 2021 (2020: 0.7438).

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

Sandra Boenisch

We and Ms. Boenisch entered into an amended and restated employment agreement dated October 4, 2017, as amended and extended, whereby we currently pay Ms. Boenisch an annual base salary of $200,000 Canadian dollars. Ms. Boenisch is eligible for discretionary salary increases.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2021.

Option Awards
			Equity Incentive
			Plan Awards:
			Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised	Option
	Exercisable	Unexercisable	Unearned	Exercise	Option
	Options	Options	Options	Price	Expiration
Name	(#)	(#)	(#)	($)	Date
Christopher Missling	500,000	—	—	1.60	July 5, 2023
	73,380	—	—	1.32	May 8, 2024
	500,000	—	—	0.92	April 2, 2025
	187,500	—	—	5.04	Sept 18, 2025
	379,625	—	—	6.26	July 5, 2026
	861,429	—	—	7.06	July 18, 2026
	500,000	—	—	3.28	Sept 22, 2026
	450,000	—	—	5.92	May 12, 2027
	400,000	—	—	3.30	Dec 13, 2027
	450,000	—	—	2.30	May 15, 2028
	409,500	—	—	2.58	Oct. 1, 2028
	500,000	250,000	—	3.15	May 3, 2029
	—	550,000	—	2.96	January 6, 2030
	—	550,000	—	5.49	December 30, 2030
	—	500,000	—	18.11	August 2, 2031

Sandra Boenisch	30,000	—	—	3.30	Dec 13, 2027
	30,000	—	—	2.30	May 15, 2028
	27,300	—	—	2.58	Oct. 1, 2028
	35,000	—	—	2.93	June 4, 2029
	—	70,000	—	2.96	January 6, 2030
	—	50,000	—	5.49	December 30, 2030
	—	40,000	—	18.11	August 2, 2031

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Athanasios Skarpelos	18,750	—	458,960	—	—	—	477,710
Claus van der Velden	34,750	—	458,960	—	—	—	493,710
Elliot Favus	—	—	142,860	—	—	—	142,860
Steffen Thomas	18,750	—	458,960	—	—	—	477,710
Peter Donhauser	18,750	—	458,960	—	—	—	477,710
Jiong Ma	8,750	—	677,000	—	—	—	685,750

(1) At September 30, 2021, the aggregate number of outstanding vested and unvested stock option awards held by each director was: Mr. Skarpelos options to purchase 305,500 shares, Dr. van der Velden options to purchase 205,500 shares, Dr. Thomas options to purchase 305,500 shares, Dr. Donhauser options to purchase 205,500 shares and Dr. Ma options to purchase 60,000 shares.

We currently compensate non-employee directors $25,000 per year, paid quarterly, effective January 1, 2021. We compensate Claus van der Velden an additional $4,000 per quarter for performing the functions of Chairman of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

In addition, directors are entitled to participate in our long term incentive plans adopted by our Board of Directors and are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award further special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Our Employment Agreement with Dr. Missling contains provisions regarding our obligations upon his termination and upon a change of control. In the event of a change of control, as such term is defined in the employment agreement, all previously granted but unvested stock options held by Dr. Missling shall vest. Depending on the nature of the termination of Dr. Missling’s services, certain of his salary, bonus and granted securities shall vest in the amounts at such time as set forth in the Employment Agreement. A copy of Dr. Missling’s Employment Agreement and all amendments thereto are set forth as exhibits hereto.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of November 19, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)
Common Stock	Christopher Missling (CEO/Director)	6,229,644	(2)	7.7%
Common Stock	Athanasios Skarpelos (Director)	1,586,958	(3)	2.1%
Common Stock	Claus van der Velden (Director)	180,500	(4)	*
Common Stock	Steffen Thomas (Director)	280,500	(5)	*
Common Stock	Peter Donhauser (Director)	182,665	(6)	*
Common Stock	Jiong Ma (Director)	—	(7)
Common Stock	Sandra Boenisch (Principal Financial Officer)	145,263	(8)	*
Common Stock	Directors & Executive Officers as a group (7 persons)	8,605,530		10.5%

*Less than 1%

(1)	Percentage of ownership is based on 76,018,053 of our common stock issued and outstanding as of November 19, 2021. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 500,000 shares of our common stock at $1.60 per share, options to purchase 73,380 shares of our common stock at $1.32 per share, options to purchase 500,000 shares of our common stock at $0.92 per share, options to purchase 187,500 shares of our common stock at $5.04 per share, options to purchase 379,625 shares of our common stock at $6.26 per share, options to purchase 861,429 shares of our common stock at $7.06 per share, options to purchase 500,000 shares of our common stock at $3.28 per share, options to purchase 450,000 shares of our common stock at $5.92 per share, options to purchase 400,000 shares of our common stock at $3.30 per share, options to purchase 450,000 shares of our common stock at $2.30 per share, options to purchase 409,500 shares of our common stock at $2.58 per share, and options to purchase 500,000 shares of our common stock at $3.15 per share that are vested or are vesting within 60 days. Excludes options to purchase 250,000 shares of our common stock at $3.15 per share, options to purchase 550,000 shares of our common stock at $2.96 per share, options to purchase 550,000 shares of our common stock at $5.49 per share, and options to purchase 500,000 shares of our common stock at $18.11 that do not vest within 60 days.

(3)	Includes options to purchase 50,000 shares of our common stock at $0.92 per share and options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, and options to purchase 35,000 shares of our common stock at $5.49 per share that have vested or are vesting within 60 days. Excludes options to purchase 25,000 shares of our common stock at $18.11 that do not vest within 60 days.

(4)	Includes options to purchase 50,000 shares of our common stock at $2.60 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, and options to purchase 35,000 shares of our common stock at $5.49 that have vested or are vesting within 60 days. Excludes options to purchase 25,000 shares of our common stock at $18.11 per share that are not vesting within 60 days.

(5)	Includes options to purchase 50,000 shares of our common stock at $1.76 per share and options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, and options to purchase 35,000 shares of our common stock at $5.49 per share that have vested or are vesting within 60 days. Excludes options to purchase 25,000 shares of our common stock at $18.11 per share that are not vesting within 60 days.

(6)	Includes options to purchase 50,000 shares of our common stock at $5.39 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, and options to purchase 35,000 shares of our common stock at $5.49 per share that have vested or are vesting within 60 days. Excludes options to purchase 25,000 shares of our common stock at $18.11 per share that are not vesting within 60 days.

(7)	Excludes options to purchase 35,000 shares of common stock at $13.01 per share and options to purchase 25,000 shares of our common stock at $18.11 per share that do not vest within 60 days.

(8)	Includes options to purchase 30,000 shares of our common stock at $3.30 per share, and options to purchase 30,000 shares of our common stock at $2.30 per share, options to purchase 27,300 shares of our common stock at $2.58 per share, options to purchase 35,000 shares of our common stock at $2.93 that have vested or are vesting within 60 days. Excludes options to purchase 70,000 shares of our common stock at $2.96 per share, options to purchase 50,000 shares of our common stock at $5.49 and options to purchase 40,000 shares of our common stock at $18.11 that do not vest within 60 days.

Change in Control

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements at September 30, 2021:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,050,553	6.26	602,703
Equity compensation plans not approved by security holders	—	—	—
Total	12,050,553	6.26	602,703

2019 Stock Option Plan

On January 15, 2019, the Board approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees, consultants and advisors of the Company. The 2019 Plan was approved by our stockholders on April 5, 2019.

Under the terms of the 2019 Plan, 6,000,000 shares of Common Stock were made available for issuance[, in addition to the shares available under the 2015 Plan]. Any awards outstanding under the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) or the Company’s 2007 Stock Option Plan (the “2007 Plan”) will remain subject to and be paid under the 2015 Plan or the 2007 Plan, respectively, and any shares subject to outstanding awards under the 2015 Plan or the 2007 Plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2019 Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There have been no transactions, since October 1, 2020, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

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

The Board has determined that that Claus van der Velden, Athanasios Skarpelos, Steffen Thomas, Peter Donhauser and Jiong Ma are independent as that term is defined by NASDAQ 5605(a)(2) and the applicable rules of the Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our Company for professional services rendered by our independent registered public accounting firm, for the fiscal years ended September 30, 2021 and 2020:

	2021	2020
Audit Fees	$392,676	$305,751
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$392,676	$305,751

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Commission for the fiscal years ended September 30, 2021 and 2020 in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as amended*
3.3	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
(10)	Material Contracts
10.1^	2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on December 29, 2015)
10.2^	2019 Omnibus Incentive Plan (incorporated by reference to our Proxy Statement, dated February 11, 2019, as filed on February 11, 2019)
10.3^	Employment Agreement, dated as of July 5, 2013, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 13, 2014)
10.4^	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.5^	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
10.6^	Second Amendment to Employment Agreement, dated as of May 3, 2019 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2019)
10.7^	Amended and Restated Employment Agreement by and between the Company and with Sandra Boenisch (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
10.8^	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 4, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 6, 2020)
10.9	Amended and Restated Sales Agreement, dated May 1, 2020, by and among the Company, Cantor Fitzgerald & Co. and SVB Leerink LLC (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2020)
10.10	Letter Agreement, dated June 22, 2021 between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2021)
10.11	Form of Securities Purchase Agreement, dated June 22, 2021 between the Company and the investor named therein (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2021)

Exhibit	Number Description
14	Code of Ethics
14.1	Code of Ethics Adopted on September 13, 2016 (incorporated by reference to our Annual Report on Form 10-K filed on December 14, 2016)
(21)	Subsidiaries
21.1*	Subsidiaries of the Registrant
(23)	Consent
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

^ Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 24, 2021	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling, PhD		November 24, 2021

Christopher Missling, PhD	Chief Executive Officer (Principal Executive Officer)

/s/ Sandra Boenisch		November 24, 2021

Sandra Boenisch, CPA, CGA	Principal Financial Officer and Treasurer (Principal Accounting Officer)
/s/ Athanasios Skarpelos		November 24, 2021

Athanasios Skarpelos	Director

/s/ Claus van der Velden, PhD		November 24, 2021

Claus van der Velden, PhD	Director

/s/ Steffen Thomas, PhD		November 24, 2021

Steffen Thomas, PhD	Director

/s/ Peter Donhauser, D.O.		November 24, 2021

Peter Donhauser, D.O.	Director

/s/ Jiong Ma, PhD		November 24, 2021

Jiong Ma, PhD	Director

