Form 10-Q
period 2021-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2022-02-09
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,174,887 shares of common stock outstanding as of February 8, 2022.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Anavex Life Sciences Corp.

Interim Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

Anavex Life Sciences Corp.

Interim Condensed Consolidated Balance Sheets

As at December 31, 2021 and September 30, 2021

	December 31,	September 30,
	2021	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$151,146,355	$152,107,745
Incentive and tax receivables	5,372,153	9,136,831
Prepaid expenses and other current assets	377,860	371,914
Total assets	$156,896,368	$161,616,490

Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$4,634,791	$4,739,781
Accrued liabilities (Note 4)	5,450,040	5,614,774
Deferred grant income	443,831	443,831
Total liabilities	10,528,662	10,798,386

Commitments and Contingencies - Note 6
Stockholders’ equity
Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	-	-
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
76,155,187 common shares
(September 30, 2021 - 75,918,465)	76,156	75,920
Additional paid-in capital	354,759,781	348,328,048
Accumulated deficit	(208,468,231)	(197,585,864)
Total stockholders’ equity	146,367,706	150,818,104
Total liabilities and stockholders’ equity	$156,896,368	$161,616,490

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Interim Condensed Consolidated

Statements of Operations and Comprehensive Loss

For the three months ended December 31, 2021 and 2020 (Unaudited)

	2021	2020
Operating expenses
General and administrative	$3,066,951	$1,470,656
Research and development	8,656,439	7,925,519
Total operating expenses	(11,723,390)	(9,396,175)

Other income (expenses)
Research and development incentive income	810,730	1,269,316
Interest income (expense), net	4,910	(1,559)
Foreign exchange gain, net	55,363	332,634
Total other income, net	871,003	1,600,391
Net loss before provision for income taxes	(10,852,387)	(7,795,784)

Income tax expense, current	(29,980)	(59,281)

Net loss and comprehensive loss	$(10,882,367)	$(7,855,065)

Net Loss per share
Basic and diluted	$(0.14)	$(0.12)

Weighted average number of shares outstanding
Basic and diluted	75,997,738	64,295,143

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended December 31, 2021 and 2020

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2021	75,918,465	75,920	348,328,048	$(197,585,864)	150,818,104
Shares issued pursuant to exercise of stock options	137,134	137	373,360	—	373,497
Shares issued under Sales Agreement, net of share issuance costs	99,588	99	2,149,602	—	2,149,701
Share based compensation	—	—	3,908,771	—	3,908,771
Net loss	—	—	—	(10,882,367)	(10,882,367)
Balance, December 31, 2021	76,155,187	$76,156	$354,759,781	$(208,468,231)	$146,367,706

Balance, October 1, 2020	62,045,198	$62,047	$186,851,752	$(159,677,230)	$27,236,569
Shares issued under 2019 purchase agreement	-	-			-
Purchase shares	3,346,288	3,346	17,458,056	—	17,461,402
Commitment shares	56,642	56	(56)	—	—
Shares issued under Sales Agreement, net of share issuance costs	1,514,829	1,515	8,517,042	—	8,518,557
Share based compensation	—	—	939,314	—	939,314
Net loss	—	—	—	(7,855,065)	(7,855,065)
Balance, December 31, 2020	66,962,957	$66,964	$213,766,108	$(167,532,295)	$46,300,777

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2021 and 2020

(Unaudited)

	2021	2020

Cash flows used in operating activities
Net loss	$(10,882,367)	$(7,855,065)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	3,908,771	939,314
Changes in non-cash working capital balances related to operations:
Incentive and tax receivables	3,764,678	(1,728,467)
Prepaid expenses and other current assets	(22,311)	44,999
Accounts payable	(104,992)	227,894
Accrued liabilities	(164,734)	499,947
Net cash used in operating activities	(3,500,955)	(7,871,378)

Cash flows provided by financing activities
Issuance of common shares	2,312,785	26,243,419
Share issue costs	(146,717)	(263,460)
Proceeds from exercise of stock options	373,497	—
Net cash provided by financing activities	2,539,565	25,979,959

(Decrease) increase in cash and cash equivalents during the period	(961,390)	18,108,581
Cash and cash equivalents, beginning of period	152,107,745	29,249,018
Cash and cash equivalents, end of period	$151,146,355	$47,357,599

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$—	$—

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

Note 1       Description of Business and Basis of Presentation

Description of Business

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

These accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2021 was derived from the audited annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 24, 2021. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

Note 1      Description of Business and Basis of Presentation – (Continued)

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

Coronavirus Disease 2019 (COVID-19)

The recent global outbreak of COVID-19 has not had a material impact on the Company’s result of operations or financial condition as of December 31, 2021. However, the pandemic continues to rapidly evolve as of the date these consolidated financial statements are issued and has created a dynamic and uncertain situation in the global economy. As such, it is uncertain as to the full magnitude that the outbreak will have on the Company’s financial condition and future results of operations. Management is actively monitoring the global situation on its business, including on its clinical trials and operations and financial condition. Given the daily evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, incentive income receivable, valuation and recoverability of deferred tax assets, asset impairment, stock-based compensation, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

Note 1       Description of Business and Basis of Presentation – (Continued)

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

At December 31, 2021 and September 30, 2021, the Company did not have any Level 3 assets or liabilities.

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

As of December 31, 2021, loss per share excludes 11,403,769 (September 30, 2021 – 11,540,903) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

Note 2       Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective October 1, 2021, the Company adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes (ASC 740)”, which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application. There was no material impact on the Company’s operations, financial condition, or cash flows.

Note 3        Other Income

Grant Income

During the year ended September 30, 2021, the Company received $497,931 of a $995,862 research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 related to Parkinson’s disease.

The grant income is being deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three months ended December 31, 2021 and 2020, the Company did not recognize any of this grant on its statements of operations. At December 31, 2021, an amount of $443,831 (September 30, 2021: $443,831) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statement of operations as the relating expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the receipt by Anavex Australia, of the Australian research and development incentive credit, (the “R&D Incentive Credit”).

During the three months ended December 31, 2021, the Company recorded research and development incentive income of $810,730 (AUD 1,116,362) (2020: $1,269,316 (AUD 1,735,962)) in respect of the R&D Incentive Credit for eligible research and development expenses incurred during the period.

Note 4      Accrued liabilities

The principal components of accrued liabilities consists of:

	December 31,	September 31,
	2021	2021
Clinical site costs and patient visits	$1,689,740	$2,035,800
Accrued compensation and benefits	1,205,186	1,201,903
Fixed contract accruals	359,424	649,649
All other accrued liabilities	2,195,690	1,727,422
Total accrued liabilities	$5,450,040	$5,614,774

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

Note 5        Equity Offerings

Common Stock

Common shares are voting and are entitled to dividends as declared at the discretion of the Board of Directors.

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series of the designation of the series.

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the three months ended December 31, 2021, 99,588 shares were sold pursuant to the Offering for gross proceeds of $2,312,785 (net proceeds of $2,149,701 after deducting offering expenses) (December 31, 2020: 1,514,829 shares were sold for gross proceeds of $8,782,017 (net proceeds of $8,518,557)). At December 31, 2021, an amount of $161,079,765 (September 30, 2021: $163,392,550) was registered pursuant to an effective registration statement and remained available to be sold under the Sales Agreement.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

Note 5       Equity Offerings – (continued)

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

At December 31, 2021 and September 30, 2021, no shares remained available for issuance under the 2019 Purchase Agreement. During the three months ended December 31, 2020, the Company issued to Lincoln Park an aggregate of 3,402,930 shares of common stock including 3,346,288 shares of common stock for an aggregate purchase price of $17,461,402 and 56,642 commitment shares.

Note 6        Commitments and Contingencies

a)	Leases

During the three months ended December 31, 2021, the Company incurred office lease expense of $4,845 (2020: $68,387).

b)	Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all United States based employees. United States based employees eligible to participate in the plan may contribute up to the current statutory limits under the Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of contributing employees. During the three months ended December 31, 2021, the Company made $22,682 (2020: $16,556) in matching contributions under the 401(k) plan.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

Note 6        Commitments and Contingencies – (Continued)

d)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price ($)
Balance, September 30, 2020	500,000	3.88
Granted	60,000	12.00
Exercised	(350,000)	4.19
Balance, September 30, 2021	210,000	5.69
Forfeited	(50,000)	12.00
Balance, December 31, 2021	160,000	3.72

At December 31, 2021, the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
150,000	$3.17	May 6, 2024
10,000	$12.00	April 21, 2026
160,000

e)	Stock–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s Board approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provided for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the plan was 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization. At December 31, 2021, 146,371 (September 30, 2021: 146,371) options remain available for issue under the 2015 Plan.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

Note 6        Commitments and Contingencies – (Continued)

e)	Stock-based Compensation Plan – (Continued)

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

The 2019 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2019 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2019 Plan. At December 31, 2021, 406,332 (September 30, 2021: 456,332) options remain available for issue under the 2019 Plan.

A summary of the status of Company’s outstanding stock options is presented below:

		Weighted	Weighted
		Average	Average Grant	Aggregate
	Number of	Exercise Price	Date Fair	intrinsic value
	Shares	($)	Value ($)	($)
Outstanding, September 30, 2020	10,076,266	3.48		14,982,581
Granted	2,732,000	12.55	9.32
Forfeited	(55,834)	3.04	2.43
Exercised	(1,421,529)	2.89	2.43	24,446,305
Outstanding, September 30, 2021	11,330,903	5.74		140,132,451
Granted	50,000	19.64	15.52
Exercised	(137,134)	2.72	2.12	2,276,948
Outstanding, December 31, 2021	11,243,769	5.84		132,001,363
Exercisable, December 31, 2021	8,294,684	3.75		112,870,598

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

Note 6 Commitments and Contingencies – (Continued)

e)	Stock-based Compensation Plan – (Continued)

The following summarizes information about stock options at December 31, 2021 by a range of exercise prices:

			Weighted
			average	Weighted		Weighted
Range of exercise		Number of	remaining	average		average
prices		outstanding	contractual	exercise	Number of	exercise
From	To	options	life (in years)	price	vested options	price
$0.92	$2.96	4,172,215	5.94	2.29	4,049,714	2.29
$3.15	$4.80	2,117,500	6.08	3.30	1,837,500	3.29
$5.04	$8.98	3,397,054	6.20	6.05	2,347,054	6.30
$12.00	$13.01	230,000	9.27	12.44	39,166	12.38
$17.03	$24.58	1,327,000	9.58	19.35	21,250	24.24
		11,243,769			8,294,684

The weighted average grant date fair value of options vested during the three months ended December 31, 2021 was $2.85 (2020: $2.40). At December 31, 2021, the weighted average contractual life of options outstanding was 6.54 years (September 30, 2021: 6.79 years) and for options exercisable was 5.31 years (September 30, 2021: 5.51 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2021.

During the three months ended December 31, 2021, the Company recognized stock-based compensation expense of $3,908,771 (2020: $939,314) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	2021	2020
General and administrative	$1,671,726	$422,823
Research and development	2,237,046	516,491
Total stock-based compensation	$3,908,771	$939,314

An amount of approximately $18,170,000 in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2025.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

Note 6 Commitments and Contingencies – (Continued)

e)	Stock-based Compensation Plan – (Continued)

The fair value of each option award granted during the three months ended December 31, 2021 and 2020 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2021	2020
Risk-free interest rate	1.37%	0.62%
Expected life of options (years)	6.50	5.59
Annualized volatility	96.79%	96.16%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the three months ended December 31, 2021 and 2020 was determined with reference to the quoted market price of the Company’s shares on the grant date.

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

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, (“FDA”), and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 24, 2021. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

Reyes S et al, AAIC 2018

Source: Reyes S et al., Sci Rep. 2021 Aug 25; 11(1):17150

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

A larger Phase 2b/3 double-blind, placebo-controlled study of ANAVEX®2-73 in Alzheimer’s disease commenced in August 2018. The Phase 2b/3 study enrolled 509 patients for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial commenced in Australia; and during fiscal 2020 additional regions were added in the United Kingdom, The Netherlands, Germany and Canada. The ANAVEX®2-73 Phase 2b/3 study design incorporates genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. Primary and secondary endpoints will assess safety and both cognitive and functional efficacy, measured through Alzheimer’s Disease Assessment Scale – Cognition (ADAS-Cog), ADCS-ADL and Clinical Dementia Rating – Sum of Boxes for cognition and function (CDR-SB). The study completed enrollment in June 2021, exceeding the 450 patient enrollment target at 52 sites across North America, Europe and Australia.

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

In March 2019, we commenced the first Phase 2 clinical trial in a planned Rett syndrome program of ANAVEX®2-73 for the treatment of Rett syndrome. The studies will be conducted in a range of patient age demographics and geographic regions, utilizing a convenient oral liquid once-daily formulation of ANAVEX®2-73.

The first Phase 2 study, (ANAVEX®2-73-RS-001), which took place in the United States, was completed in December 2020. This trial was a randomized double-blind, placebo-controlled safety, tolerability, pharmacokinetic and efficacy study of oral liquid ANAVEX®2-73 formulation in 25 adult female patients with Rett syndrome over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. The primary endpoint of the trial was safety. The dosing of 5 mg ANAVEX®2-73 was well-tolerated and demonstrated dose-proportional PK (pharmacokinetics). All secondary efficacy endpoints of the trial showed statistically significant and clinically meaningful response in the Rett Syndrome Behaviour Questionnaire (RSBQ AUC) Total scores, when compared to placebo, in the ITT cohort (all participants, p = 0.011). 66.7% of ANAVEX®2-73 treated subjects showed a statistically significant improvement in RSBQ response as compared to 10% of the subjects on placebo in the ITT cohort (all participants, p = 0.011). ANAVEX®2-73 treatment resulted in a sustained improvement in Clinical Global Impression Improvement (CGI-I) scores throughout the 7-week study, when compared to placebo in the ITT cohort (all participants, p = 0.014). Consistent with previous ANAVEX®2-73 clinical trials, patients carrying the common form of the SIGMAR1 gene treated with ANAVEX®2-73 experienced stronger improvements in the prespecified efficacy endpoints.

The second, international study of ANAVEX®2-73 for the treatment of Rett syndrome, called the AVATAR study, commenced in June 2019. This study took place in Australia and the United Kingdom using a higher dose than the U.S. based Phase 2 study for Rett syndrome. The study was a Phase 3 randomized, double-blind, placebo-controlled trial to evaluate the safety and efficacy of ANAVEX®2-73 in 33 patients over a 7-week treatment period including ANAVEX®2-73 specific precision medicine biomarkers. Following the successful completion of the U.S. Phase 2 Rett syndrome study (ANAVEX®2-73-RS-001), and the knowledge gained from it, the endpoints for the AVATAR study (ANAVEX®2-73-RS-002) were appropriately updated according to ICH guidelines and were approved by the U.K. Medicines and Healthcare products Regulatory Agency (MHRA) and in Australia by the Human Research Ethics Committees (HREC), where the AVATAR study was conducted. Subsequently the AVATAR study was updated from a Phase 2 to a Phase 3 study.

The data of the AVATAR study was released in February 2022. The study met all primary and secondary efficacy and safety endpoints, with consistent improvements in primary efficacy endpoint, RSBQ AUC (p = 0.037) response, and secondary efficacy endpoints, ADAMS (p = 0.010) and CGI-I (p = 0.037) response. Efficacy endpoints demonstrated statistically significant and clinically meaningful reductions in Rett syndrome symptoms. Convenient once daily oral liquid doses of up to 30mg of ANAVEX®2-73 were also well tolerated with good medication compliance. All patients who participated in the study are eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol, which is currently ongoing.

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

Frontotemporal Dementia

In July 2020, we commenced the First-in-Human Phase 1 clinical trial of ANAVEX®3-71. ANAVEX®3-71 was previously granted orphan drug designation for the treatment of Frontotemporal Dementia (FTD) by the FDA. ANAVEX®3-71 is an orally administered small molecule targeting sigma-1 and M1 muscarinic receptors that is designed to be beneficial for neurodegenerative diseases. In preclinical studies, ANAVEX®3-71 demonstrated disease-modifying activity against the major hallmarks of Alzheimer’s disease in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, as well as beneficial effects on mitochondrial dysfunction and neuroinflammation.

The Phase 1 clinical trial was a prospective double-blind, randomized, placebo-controlled study. A total of 36 healthy male and female subjects were included. Single escalating doses of ANAVEX®3-71 were administered in order to evaluate the safety, tolerability, and pharmacokinetics (PK) of ANAVEX®3-71 and the effects of food and gender on its PK in healthy volunteers.

The study met its primary and secondary endpoints of safety, with no serious adverse events (SAEs) or dose-limiting toxicities observed. ANAVEX®3-71 was well tolerated in all cohorts receiving ANAVEX®3-71 in single doses ranging from 5 mg to 200 mg daily with no SAEs and no significant lab abnormalities in any subject. In the study, ANAVEX®3-71 exhibited linear pharmacokinetics. Its pharmacokinetics was also dose proportional for doses up to 160 mg. Gender had no effect on the PK of the drug and food had no effect on the bioavailability of ANAVEX®3-71. The study also met the secondary objective of characterizing the effect of ANAVEX®3-71 on electrocardiogram (ECG) parameters. There were no clinically significant ECG parameters throughout the study. Participant QTcF measures were normal across all dose groups with no difference between ANAVEX®3-71 and placebo.

Based on these results, and ANAVEX®3-71 pre-clinical profile, the Company intends to advance ANAVEX®3-71 into a biomarker-driven clinical development dementia program for the treatment of FTD, schizophrenias and Alzheimer’s disease, evaluating longitudinal effect of treatment with ANAVEX®3-71. We believe the results of these studies could serve as the basis for advancing into respective registration studies in the U.S.

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

ANAVEX®2-73 data presented met prerequisite information in order to progress into a Phase 2b/3 placebo-controlled study. On July 2, 2018, the Human Research Ethics Committee in Australia approved the initiation of our Phase 2b/3, double-blind, randomized, placebo-controlled 48-week safety and efficacy trial of ANAVEX®2-73 for the treatment of early Alzheimer’s disease. Clinical trial sites in Canada, the United Kingdom, the Netherlands and Germany were also added. This Phase 2b/3 study design incorporates inclusion of genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a study. The Phase 2b/3 study, which commenced in October 2018, randomized 1:1:1 to either two different ANAVEX®2-73 doses or placebo, completed enrollment in June 2021.

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

In March 2018, we presented preclinical data of ANAVEX®2-73 in a genetic mouse model of tuberous sclerosis complex (“TSC”). TSC is a rare genetic disorder characterized by the growth of numerous benign tumors in many parts of the body with a high incidence of seizures. The preclinical data demonstrates that treatment with ANAVEX®2-73 significantly increases survival and reduces seizures.

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

In July 2020, we commenced the first Phase 1 clinical trial of ANAVEX®3-71. The study took place in Australia and was a double-blind, randomized, placebo-controlled, Phase 1 trial to evaluate safety and tolerability, and pharmacokinetics (PK) of oral escalating doses of ANAVEX®3-71 including effects of food and gender in healthy volunteers The study met its primary and secondary endpoints of safety, respectively with no serious adverse events (SAEs) or dose-limiting toxicities observed, as more fully described above under Clinical Studies Overview – Frontotemporal Dementia.

Based on these results, and ANAVEX®3-71 pre-clinical profile, the Company intends to advance ANAVEX®3-71 into a biomarker-driven clinical development dementia program for the treatment of FTD, schizophrenias and Alzheimer’s disease, evaluating longitudinal effect of treatment with ANAVEX®3-71. Anavex believes the results of these studies, could serve as the basis for advancing into respective registration studies in the U.S.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see “Risk Factors” “ in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 24, 2021.

Financial Highlights

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

General and administrative expenses consist of personnel costs, expenses for outside professional services and expenses associated with operating as a public company. Personnel costs consist of salaries and wages, benefits and stock-based compensation for general and administrative personnel. Outside professional services and public company expenses include expenses related to compliance and reporting, additional insurance expenses, audit and SOX compliance, expenses associated with patent research, applications and filings, investor and shareholder relations activities and other administrative expenses and professional services.

Three months ended December 31, 2021 compared to three months ended December 31, 2020

During the three months ended December 31, 2021, we completed our second randomized placebo-controlled clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome, the AVATAR Phase 3 study, and reported positive top-line results from this study in February 2022, as described above under Clinical Studies Overview – Rett Syndrome. We continued to advance enrollment of our EXCELLENCE international Phase 2/3 pediatric Rett syndrome clinical trial through the activation of additional clinical sites in new regions across Canada.. We also completed the first in human Phase 1 clinical trial of ANAVEX®3-71 with focus on the treatment of Frontotemporal Dementia (FTD) and positive topline results were announced in January 2022, as described above under Clinical Studies Overview – Frontotemporal Dementia.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2022 were $11.7 million, compared to $9.4 million for the comparable first quarter of fiscal 2021.

General and administrative expenses were $3.1 million for the three months ended December 31, 2021, as compared to $1.5 million for the first quarter of fiscal 2021. The increase is primarily related to an increase in non-cash stock option compensation charges of $1.3 million period over period in connection with the vesting of milestone-based options.

Our research and development expenses for the first quarter of fiscal 2022 were $8.7 million, as compared to $7.9 million for the first quarter of fiscal 2021. The increase is primarily related to an increase in non-cash stock option compensation charges of $1.7 million period over period in connection with the vesting of milestone-based options.

We will continue to see an increase in our research and development expenditures as we advance our ANAVEX®2-73 clinical studies, including extension studies to allow us to continue to gather longer term data, continuing to advance our other pipeline compounds such as ANAVEX®3-71, and as we continue to add additional staff to manage and support these clinical studies.

Other income (net)

The net amount of other income for the first quarter of fiscal 2022 was $0.9 million as compared to $1.6 million for the comparable first quarter of fiscal 2021. The decrease in other income is attributable to a decrease in Australian research and development incentive income in connection with the decrease in eligible clinical activities in Australia over the comparable period such as the completion of the ANAVEX®3-71 Phase 1 clinical study.

Foreign exchange gains during the period are primarily related to the fluctuations in the Australian dollar against the US dollar and its related impact on incentive and tax receivables during the period.

Net loss

Net loss for the first quarter of fiscal 2022 was $10.9 million, or $0.14 per share, as compared to $7.9 million, or $0.12 per share in the comparative first quarter of fiscal 2021.

Liquidity and Capital Resources

Working Capital

	December 31, 2021	September 30, 2021
Current Assets	$156,896,368	$161,616,490
Current Liabilities	10,528,662	10,798,386
Working Capital	$146,367,706	$150,818,104

At December 31, 2021, we held $151.1 million in cash and cash equivalents, a decrease of $1.0 million from September 30, 2021. Cash expenditures for the quarter of approximately $7.0 million were offset by a net reduction of incentive and tax receivables of $3.8 million, resulting in a net cash used in operating activities of $3.5 million for the quarter. We received cash from financing activities of $2.5 million primarily from the issuance of shares of common stock under the Sales Agreement (as defined below).

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

	Three months ended December 31,
	2021	2020
Net cash flows used in operating activities	$(3,500,955)	$(7,871,378)
Net cash flows from financing activities	2,539,565	25,979,959
(Decrease) increase in cash and cash equivalents	$(961,390)	$18,108,581

Cash flow used in operating activities

Net cash used in operating activities for the first quarter of fiscal 2022 was $3.5 million, compared to $7.9 million during the comparable period of fiscal 2021. The principal reason for this decrease in net cash used in operating activities in the current period is due to the receipt of research and development incentive tax refunds during the period, as compared to no such receipts during the comparable period.

Cash flow provided by financing activities

Cash provided by financing activities for the three months ended December 31, 2021 was $2.5 million, primarily attributable to cash received from the issuance of common shares at various market prices under the Sales Agreement.

Cash provided by financing activities for the three months ended December 31, 2020 was $26.0 million, attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement and the Sales Agreement.

Other Financing

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

During the three months ended December 31, 2021, 99,588 shares were sold pursuant to the At-the-Market Offering for gross proceeds of $2.3 million (net proceeds of $2.2 million after deducting commissions and offering expenses).

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended September 30, 2021 as filed with the SEC on November 24, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, the Company implemented a new Enterprise Resource Planning (“ERP”) system and integrated and digitized certain aspects of its internal controls over financial reporting within this ERP.

Other than as noted above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on November 24, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1*	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD

Chief Executive Officer

(Principal Executive Officer)

Date: February 9, 2022

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA

Principal Financial Officer

(Principal Financial and Accounting Officer)

Date: February 9, 2022