Form 10-Q
period 2022-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2022-05-10
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

              (Mark One)

          ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,408,976 shares of common stock outstanding as of May 10, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anavex Life Sciences Corp.

Interim Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

Anavex Life Sciences Corp.
Interim Condensed Consolidated Balance Sheets
As at March 31, 2022 and September 30, 2021
(Unaudited)

	March 31,	September 30,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$153,342,556	$152,107,745
Incentive and tax receivables	6,468,987	9,136,831
Prepaid expenses and other current assets	464,605	371,914
Total assets	$160,276,148	$161,616,490

Liabilities and stockholders' equity
Current Liabilities
Accounts payable	$2,631,888	$4,739,781
Accrued liabilities (Note 4)	4,995,388	5,614,774
Deferred grant income	443,831	443,831
Total liabilities	8,071,107	10,798,386

Commitments and Contingencies - Note 6
Stockholders' equity
Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
77,161,688 common shares
(September 30, 2021 - 75,918,465)	77,163	75,920
Additional paid-in capital	371,437,616	348,328,048
Share proceeds receivable	(403,696)	—
Accumulated deficit	(218,906,042)	(197,585,864)
Total stockholders' equity	152,205,041	150,818,104
Total liabilities and stockholders' equity	$160,276,148	$161,616,490

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Interim Condensed Consolidated
Statements of Operations and Comprehensive Loss
For the three and six months ended March 31, 2022 and 2021
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Operating expenses
General and administrative	$2,915,158	$2,233,745	$5,982,109	$3,704,401
Research and development	8,604,589	6,720,841	17,261,028	14,646,360
Total operating expenses	(11,519,747)	(8,954,586)	(23,243,137)	(18,350,761)

Other income (expenses)
Grant income	—	10,820	—	10,820
Research and development incentive income	835,513	960,879	1,646,243	2,230,195
Interest income, net	7,578	9,216	12,488	7,657
Foreign exchange gain (loss), net	268,645	(154,563)	324,008	178,071
Total other income, net	1,111,736	826,352	1,982,739	2,426,743
Net loss before provision for income taxes	(10,408,011)	(8,128,234)	(21,260,398)	(15,924,018)

Income tax expense, current	(29,800)	(26,988)	(59,780)	(86,269)

Net loss and comprehensive loss	$(10,437,811)	$(8,155,222)	$(21,320,178)	$(16,010,287)

Net Loss per share
Basic and diluted	$(0.14)	$(0.12)	$(0.28)	$(0.24)

Weighted average number of shares outstanding
Basic and diluted	76,248,603	68,594,867	76,121,792	66,421,380

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Interim Condensed Consolidated Statement of Changes in Stockholders' Equity
For the three months ended March 31, 2022 and 2021
(Unaudited)

		Common Stock
			Additional Paid-in	Share proceeds	Accumulated
	Shares	par value	Capital	Receivable	Deficit	Total

Balance, January 1, 2022	76,155,187	76,156	354,759,781	—	$(208,468,231)	146,367,706
Shares issued pursuant to exercise of stock options	39,700	40	123,386	—	—	123,426
Shares issued under Sales Agreement	966,801	967	12,489,713	(403,696)	—	12,086,984
Less: share issue costs	—	—	(374,720)	—	—	(374,720)
Stock based compensation	—	—	4,439,456	—	—	4,439,456
Net loss	—	—	—	—	(10,437,811)	(10,437,811)
Balance, March 31, 2022	77,161,688	$77,163	$371,437,616	$(403,696)	$(218,906,042)	$152,205,041

Balance, January 1, 2021	66,962,957	$66,964	$213,766,108	—	$(167,532,295)	$46,300,777
Shares issued under 2019 purchase agreement
Purchase shares	661,708	662	6,649,134	—	—	6,649,796
Commitment shares	21,571	22	(22)	—	—	—
Shares issued upon exercise of options	346,900	347	998,455	—	—	998,802
Shares issued under Sales Agreement	2,037,484	2,037	29,039,187	—	—	29,041,224
Less: share issue costs	—	—	(871,237)	—	—	(871,237)
Stock based compensation	—	—	1,846,156	—	—	1,846,156
Net loss	—	—	—	—	(8,155,222)	(8,155,222)
Balance, March 31, 2021	70,030,620	$70,032	$251,427,781	$—	$(175,687,517)	$75,810,296

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Interim Condensed Consolidated Statement of Changes in Stockholders' Equity
For the six months ended March 31, 2022 and 2021
(Unaudited)

		Common Stock
			Additional Paid-in	Share proceeds	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance, October 1, 2021	75,918,465	$75,920	$348,328,048	—	$(197,585,864)	$150,818,104
Shares issued under Sales Agreement	1,066,389	1,066	14,802,398	(403,696)	—	14,399,768
Less: share issue costs	—	—	(537,806)	—	—	(537,806)
Shares issued upon exercise of stock options	176,834	177	496,746	—	—	496,923
Stock based compensation	—	—	8,348,230	—	—	8,348,230
Net loss	—	—	—	—	(21,320,178)	(21,320,178)
Balance, March 31, 2022	77,161,688	$77,163	$371,437,616	$(403,696)	$(218,906,042)	$152,205,041

Balance, October 1, 2020	62,045,198	$62,047	$186,851,752	—	$(159,677,230)	$27,236,569
Shares issued under 2019 Purchase Agreement						—
Purchase shares	4,007,996	4,008	24,107,190	—	—	24,111,198
Commitment shares	78,213	78	(78)	—	—	—
Shares issued upon exercise of options	346,900	347	998,455	—	—	998,802
Shares issued under Sales Agreement	3,552,313	3,552	37,819,689	—	—	37,823,241
Less: share issue costs	—	—	(1,134,697)	—	—	(1,134,697)
Stock based compensation	—	—	2,785,470	—	—	2,785,470
Net loss	—	—	—	—	(16,010,287)	(16,010,287)
Balance, March 31, 2021	70,030,620	$70,032	$251,427,781	$—	$(175,687,517)	$75,810,296

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2022 and 2021
(Unaudited)

	2022	2021

Cash flows used in operating activities
Net loss	$(21,320,178)	$(16,010,287)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	8,348,230	2,785,470
Changes in working capital balances:
Incentive and tax receivables	2,667,844	(2,478,750)
Prepaid expenses and other current assets	(109,056)	57,030
Accounts payable	(2,107,893)	(331,002)
Accrued liabilities	(619,386)	302,205
Deferred grant income	—	487,111
Net cash used in operating activities	(13,140,439)	(15,188,223)

Cash flows provided by financing activities
Issuance of common shares	14,399,768	61,934,439
Share issue costs	(521,441)	(1,134,697)
Proceeds from exercise of stock options	496,923	998,802
Net cash provided by financing activities	14,375,250	61,798,544

Increase in cash and cash equivalents during the period	1,234,811	46,610,321
Cash and cash equivalents, beginning of period	152,107,745	29,249,018
Cash and cash equivalents, end of period	$153,342,556	$75,859,339

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$141,374	$59,281

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2022

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

Operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

Liquidity

All of the Company’s potential drug compounds are in the clinical development stage and the Company cannot be certain that its research and development efforts will be successful or, if successful, that its potential drug compounds will ever be approved for sales to pharmaceutical companies or generate commercial revenues. To date, we have not generated any revenues from our operations. The Company expects the business to continue to experience negative cash flows from operations for the foreseeable future and cannot predict when, if ever, our business might become profitable.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2022

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

Coronavirus Disease 2019 (COVID-19)

The recent global outbreak of COVID-19 has not had a material impact on the Company’s results of operations or financial condition as of March 31, 2022. However, the pandemic continues to rapidly evolve as of the date these condensed consolidated interim financial statements are issued and has created a dynamic and uncertain situation in the global economy. As such, it is uncertain as to the full magnitude that the outbreak will have on the Company’s financial condition and future results of operations. Management is actively monitoring the global situation on its business, including on its clinical trials and operations and financial condition. Given the daily evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

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

March 31, 2022

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

At March 31, 2022 and September 30, 2021, the Company did not have any Level 3 assets or liabilities.

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

As of March 31, 2022, loss per share excludes 11,510,319 (September 30, 2021 – 11,540,903) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2022

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

The grant income is being deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three and six months ended March 31, 2022, the Company did not recognize any of this grant on its statements of operations (2021: $10,820 and $10,820, respectively). At March 31, 2022, an amount of $443,831 (September 30, 2021: $443,831) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statement of operations as the relating expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the receipt by Anavex Australia, of the Australian research and development incentive credit, (the “R&D Incentive Credit”).

During the three and six months ended March 31, 2022 the Company recorded research and development incentive income of $835,513 (AUD 1,146,955) and $1,646,243 (AUD 2,263,317) (2021: $960,879 (AUD 1,244,133) and $2,230,195 (AUD 2,980,095)), respectively, related to the R&D Incentive Credit for eligible research and development expenses incurred during the period.

Note 4     Accrued liabilities

  The principal components of accrued liabilities consists of:

	March 31,	September 31,
	2022	2021
Clinical site costs and patient visits	$1,797,377	$2,035,800
Accrued compensation and benefits	511,234	1,201,903
Fixed contract accruals	391,818	649,649
Accrued license fees payables	500,000	—
All other accrued liabilities	1,794,959	1,727,422
Total accrued liabilities	$4,995,388	$5,614,774

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2022

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the six months ended March 31, 2022, 1,066,389 shares were sold pursuant to the Offering for gross proceeds of $14,803,464 (net proceeds of $14,265,658 after deducting offering expenses) (2021: 3,552,313 shares were sold for gross proceeds of $37,823,241 (net proceeds of $36,688,544 after deducting offering expenses)). At March 31, 2022, an amount of $148,589,086 (September 30, 2021: $163,392,550) was registered pursuant to an effective registration statement and remained available to be sold under the Sales Agreement.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2022

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

At March 31, 2022 and September 30, 2021, no shares remained available for issuance under the 2019 Purchase Agreement. During the six months ended March 31, 2021, the Company issued to Lincoln Park an aggregate of 4,086,209 shares of common stock including 4,007,996 shares of common stock for an aggregate purchase price of $24,111,198 and 78,213 commitment shares.

Note 6      Commitments and Contingencies

a)	Leases

During the three and six months ended March 31, 2022, the Company incurred office lease expense of $16,488 and $21,333 (2021: $29,903 and $98,290), respectively.

b)	Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all United States based employees. United States based employees eligible to participate in the plan may contribute up to the current statutory limits under the Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of contributing employees. During the three and six months ended March 31, 2022, the Company made $70,940 and $93,622 (2021: $57,484 and $74,040), respectively, in matching contributions under the 401(k) plan.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2022

(Unaudited)

Note 6       Commitments and Contingencies – (Continued)

d)	Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

		Weighted
		Average
	Number of	Exercise Price
	Shares	($)
Balance, September 30, 2020	500,000	3.88
Granted	60,000	12.00
Exercised	(350,000)	4.19
Balance, September 30, 2021	210,000	5.69
Forfeited	(50,000)	12.00
Balance, March 31, 2022	160,000	3.72

At March 31, 2022, the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
150,000	$3.17	May 6, 2024
10,000	$12.00	April 21, 2026
160,000

e)	Stock–based Compensation Plan

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

March 31, 2022

(Unaudited)

Note 6      Commitments and Contingencies – (Continued)

e)	Stock-based Compensation Plan – (Continued)

2019 Stock Option Plan

On January 15, 2019, the Board approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees, consultants and advisors of the Company.

The maximum number of our common shares reserved for issue under the plan was 6,000,000 shares, subject to adjustment in the event of a change of the Company’s capitalization.

At March 31, 2022, 406,453 options previously available under the 2019 Plan and the 2015 Plan became available under the 2022 Plan.

2022 Stock Option Plan

On March 25, 2022, the Board approved, subject to stockholder approval, the 2022 Omnibus Incentive Plan (the “2022 Plan”). Under the terms of the 2022 Plan, 10,000,000 additional shares of Common Stock will be available for issuance under the plan, in addition to the shares available under the 2019 Plan and the 2015 Plan. Any awards outstanding under a previous stock option plan will remain subject to and be paid under such plan, and any shares subject to outstanding awards under a previous plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2022 Plan.

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the 2022 Plan. At March 31, 2022, no awards had been issued under the 2022 Plan and 10,406,453 options were available for issue under the 2022 Plan, subject to stockholder approval.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2022

(Unaudited)

Note 6 Commitments and Contingencies – (Continued)

e)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock options is presented below:

		Weighted	Weighted
		Average	Average Grant	Aggregate
	Number of	Exercise Price	Date Fair Value	intrinsic value
	Shares	($)	($)	($)
Outstanding, September 30, 2020	10,076,266	3.48		14,982,581
Granted	2,732,000	12.55	9.32
Forfeited	(55,834)	3.04	2.43
Exercised	(1,421,529)	2.89	2.43	24,446,305
Outstanding, September 30, 2021	11,330,903	5.74		140,132,451
Granted	300,000	15.16	10.19
Forfeited	(103,750)	5.39	4.04
Exercised	(176,834)	2.81	2.23
Outstanding, March 31, 2022	11,350,319	6.04		81,056,222
Exercisable, March 31, 2022	8,201,651	3.81		70,271,175

The following summarizes information about stock options at March 31, 2022 by a range of exercise prices:

			Weighted
Range of exercise			average	Weighted		Weighted
prices		Number of	remaining	average	Number of	average
		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$0.92	$2.96	4,108,765	5.67	2.29	4,059,181	2.29
$3.15	$4.80	2,097,500	5.85	3.30	1,822,500	3.30
$5.04	$8.98	3,347,054	5.91	6.06	2,207,054	6.35
$11.10	$17.03	500,000	8.03	13.53	67,916	12.62
$18.11	$24.58	1,297,000	9.33	19.39	45,000	24.08
		11,350,319			8,201,651

The weighted average grant date fair value of options vested during the three and six months ended March 31, 2022 was $3.20 (2021: $2.28). At March 31, 2022, the weighted average contractual life of options outstanding was 6.29 years (September 30, 2021: 6.79 years) and for options exercisable was 5.37 years (September 30, 2021: 5.51 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2022.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2022

(Unaudited)

Note 6 Commitments and Contingencies – (Continued)

e)	Stock-based Compensation Plan – (Continued)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
General and administrative	$1,577,831	$793,957	$3,249,557	$1,216,780
Research and development	2,861,625	1,052,199	5,098,673	1,568,690
Total stock-based compensation	$4,439,456	$1,846,156	$8,348,230	$2,785,470

During the three and six months ended March 31, 2022, the Company recognized stock-based compensation expense of $4,439,456 and $8,348,230 (2021: $1,846,156 and $2,785,470), respectively, in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

An amount of approximately $16,030,270 in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2025.

The fair value of each option award granted during the three and six months ended March 31, 2022 and 2021 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2022	2021
Risk-free interest rate	1.40%	0.64%
Expected life of options (years)	4.90	5.64
Annualized volatility	95.88%	96.26%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the three and six months ended March 31, 2022 and 2021 was determined with reference to the quoted market price of the Company’s shares on the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “could,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	volatility in our stock and in the markets in general;
●	our ability to successfully conduct clinical and preclinical trials for our product candidates;
●	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;
●	the impact of the COVID-19 outbreak and its effect on us;
●	our ability to generate any revenue or to continue as a going concern;
●	our ability to execute our research and development plan on time and on budget;
●	our products’’ ability to demonstrate efficacy or an acceptable safety profile of our product candidates;
●	our ability to obtain the support of qualified scientific collaborators;
●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;
●	our ability to identify and obtain additional product candidates;
●	our reliance on third parties in non-clinical and clinical studies;
●	our ability to defend against product liability claims;
●	our ability to safeguard against security breaches;
●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;
●	our ability to comply with our intellectual property licensing agreements;
●	our ability to defend against claims of intellectual property infringement;
●	our ability to comply with the maintenance requirements of the government patent agencies;
●	our ability to protect our intellectual property rights throughout the world;
●	competition;
●	the anticipated start dates, durations and completion dates of our ongoing and future clinical studies;
●	the anticipated designs of our future clinical studies;
●	the impact of fast track designation on receipt of actual FDA approval;
●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or fast track designations; and
●	our anticipated future cash position.

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

In Rett syndrome, administration of ANAVEX®2-73 resulted in both significant and dose related improvements in an array of behavioral paradigms in the MECP2 HET Rett syndrome disease model. In addition, in a further experiment sponsored by Rettsyndrome.org, ANAVEX®2-73 was evaluated in automatic visual response and respiration tests in 7-month old mice, an age at which advanced pathology is evident. Vehicle-treated MECP2 mice demonstrated fewer automatic visual responses than wild-type mice. Treatment with ANAVEX®2-73 for four weeks significantly increased the automatic visual response in the MECP2 Rett syndrome disease mice. Additionally, chronic oral dosing daily for 6.5 weeks of ANAVEX®2-73 starting at ~5.5 weeks of age was conducted in the MECP2 HET Rett syndrome disease mouse model assessed the different aspects of muscular coordination, balance, motor learning and muscular strengths, some of the core deficits observed in Rett syndrome. Administration of ANAVEX®2-73 resulted in both significant and dose related improvements in an array of these behavioral paradigms in the MECP2 HET Rett syndrome disease model.

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

ANAVEX®1066

ANAVEX®1066, a mixed sigma-1/sigma-2 ligand, is designed for the potential treatment of neuropathic and visceral pain. ANAVEX®1066 was tested in two preclinical models of neuropathic and visceral pain that have been extensively validated in rats. In the chronic constriction injury model of neuropathic pain, a single oral administration of ANAVEX®1066 dose-dependently restored the nociceptive threshold in the affected paw to normal levels while leaving the contralateral healthy paw unchanged. Efficacy was rapid and remained significant for two hours. In a model of visceral pain, chronic colonic hypersensitivity was induced by injection of an inflammatory agent directly into the colon and a single oral administration of ANAVEX®1066 returned the nociceptive threshold to control levels in a dose-dependent manner. Companion studies in rats demonstrated the lack of any effects on normal gastrointestinal transit with ANAVEX®1066 and a favorable safety profile in a battery of behavioral measures.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 24, 2021.

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

Comparison of the three and six months ended March 31, 2022 and 2021

During the three and six months ended March 31, 2022, we continued to advance enrollment of our EXCELLENCE international Phase 2/3 pediatric Rett syndrome clinical trial. We have activated clinical sites in the United Kingdom and Canada to access additional patient populations and we are actively recruiting in these new regions.

We also continued to advance our double blind, placebo-controlled Phase 2b/3 study for the treatment of Alzheimer’s disease as planned, which study completed enrollment in June 2021. Additionally, we continued to run open label extensions of our recently completed AVATAR study and the Phase 2 clinical trial in Parkinsons Disease Dementia.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2022 were $11.5 million, compared to $9.0 million for the comparable second quarter of fiscal 2021. Total operating expenses for the first half of fiscal 2022 were $23.2 million compared to $18.4 million for the same period in fiscal 2021.

General and administrative expenses were $2.9 million for the three months ended March 31, 2022, as compared to $2.2 million for the second quarter of fiscal 2021. Similarly, general and administrative expenses were $6.0 million for the six months ended March 31, 2022, as compared to $3.7 million for the six months ended March 31, 2021. The increase in general and administrative expense is primarily related to (i) an increase in non-cash stock option compensation charges of $0.8 million and $2.0 million, in the three and six month periods respectively, in connection with the vesting of stock options to an expanding team and (ii) an increase in corporate insurance costs.

Our research and development expenses for the three months ended March 31, 2022 were $8.6 million, as compared to $6.7 million for the three months ended March 31, 2022. Our research and development expenses were $17.3 million for the six-month period ended March 31, 2022, as compared to $14.6 million for the comparable six-month period in 2021. The increase in research and development expenses is primarily driven by an increase in non-cash stock option compensation charges of $1.8 million and $3.5 million in the three and six month periods respectively, associated with an expanding team directly engaged in support of ongoing research and development activities. For the six-month period ended March 31, 2022, this increase was partially offset by a decrease in clinical trial expenditures over the comparable period, associated with the completion of Phase 2 trial with ANAVEX®2-73 in Parkinson’s Disease Dementia (PDD) and completed enrollment and recruitment activities associated with our Phase 2b/3 trial in Alzheimer’s disease.

Other income (net)

The net amount of other income for the three months ended March 31, 2022 was $1.1 million as compared to $0.8 million for the comparable three months ended March 31, 2021 and $2.0 million for the six-month period as compared to $2.4 million for the comparable six-month period in fiscal 2021. The increase in other income for the three-month period is related to differences in foreign exchange fluctuations of the Australian dollar against the US dollar as they relate to incentive and tax receivables denominated in Australian Dollars. The decrease in other income for the six-month period is attributable to a decrease in Australian research and development incentive income in connection with the decrease in eligible clinical activities in Australia over the comparable period such as the completion of the ANAVEX®3-71 Phase 1 clinical study.

Foreign exchange gains during the period are primarily related to the fluctuations in the Australian dollar against the US dollar and its related impact on incentive and tax receivables during the period.

Net loss

Net loss for the second quarter of fiscal 2022 was $10.4 million, or $0.14 per share, as compared to $8.2 million, or $0.12 per share in the comparative second quarter of fiscal 2021 and $21.3 million, or $0.28 per share, for the six-month period ended March 31, 2022, as compared to $16.0 million, or $0.24 per share in the comparative six-month period ended March 31, 2021.

Liquidity and Capital Resources

Working Capital

	March 31, 2022	September 30, 2021
Current Assets	$160,276,148	$161,616,490
Current Liabilities	8,071,107	10,798,386
Working Capital	$152,205,041	$150,818,104

At March 31, 2022, we held $153.3 million in cash and cash equivalents, an increase of $1.2 million from September 30, 2021. Cash used in operations was $13.1 million for the six-month period ended March 31, 2022, compared to $15.2 million in the comparable six-month period ended March 31, 2021. We received cash from financing activities of $14.4 million, primarily from the issuance of shares of common stock under the Sales Agreement (as defined below).

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

	Six months ended March 31,
	2022	2021
Net cash flows used in operating activities	$(13,140,439)	$(15,188,223)
Net cash flows from financing activities	14,375,250	61,798,544
Increase in cash and cash equivalents	$1,234,811	$46,610,321

Cash flow used in operating activities

Net cash used in operating activities for the six months ended March 31, 2022 was $13.1 million, compared to $15.2 million during the comparable six months ended March 31, 2021. The principal reason for this decrease in net cash used in operating activities in the current period is due to the receipt of research and development incentive tax refunds during the period, as compared to no such receipts during the comparable period.

Cash flow provided by financing activities

Cash provided by financing activities for the six months ended March 31, 2022 was $14.4 million, primarily attributable to cash received from the issuance of common shares at various market prices under the Sales Agreement

Cash provided by financing activities for the six months ended March 31, 2021 was $61.8 million, attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement and the Sales Agreement.

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

During the six months ended March 31, 2022, 1,066,389 shares were sold pursuant to the At-the-Market Offering for gross proceeds of $14.8 million (net proceeds of $14.3 million after deducting commissions and offering expenses).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on November 24, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBIT

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1**	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2022

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2022