Form 10-Q
period 2022-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2022-08-09
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,942,815 shares of common stock outstanding as of August 9, 2022.

1

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anavex Life Sciences Corp.

Interim Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

Anavex Life Sciences Corp.
Interim Condensed Consolidated Balance Sheets
As at June 30, 2022 and September 30, 2021
(Unaudited)

	June 30, 2022	September 30, 2021

Assets
Current assets
Cash and cash equivalents	$153,199,352	$152,107,745
Incentive and tax receivables	6,559,829	9,136,831
Prepaid expenses and other current assets	461,963	371,914
Total assets	$160,221,144	$161,616,490

Liabilities and stockholders' equity
Current Liabilities
Accounts payable	$3,126,892	$4,739,781
Accrued liabilities (Note 4)	5,913,821	5,614,774
Deferred grant income	443,831	443,831
Total liabilities	9,484,544	10,798,386

Commitments and Contingencies - Note 6
Stockholders' equity
Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	-	-
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
77,942,568 common shares
(September 30, 2021 - 75,918,465)	77,944	75,920
Additional paid-in capital	381,932,039	348,328,048
Accumulated deficit	(231,273,383)	(197,585,864)
Total stockholders' equity	150,736,600	150,818,104
Total liabilities and stockholders' equity	$160,221,144	$161,616,490

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Interim Condensed Consolidated
Statements of Operations and Comprehensive Loss
For the three and nine months ended June 30, 2022 and 2021
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Operating expenses
General and administrative	$3,185,451	$2,434,127	$9,167,560	$6,138,528
Research and development	9,273,269	8,964,528	26,534,297	23,610,888
Total operating expenses	(12,458,720)	(11,398,655)	(35,701,857)	(29,749,416)

Other income (expenses)
Grant income	—	43,280	—	54,100
Research and development incentive income	682,432	1,363,661	2,328,675	3,593,856
Interest income, net	229,917	11,453	242,405	19,110
Foreign exchange(loss) gain, net	(732,549)	(160,880)	(408,541)	17,191
Total other income, net	179,800	1,257,514	2,162,539	3,684,257
Net loss before provision for income taxes	(12,278,920)	(10,141,141)	(33,539,318)	(26,065,159)

Income tax expense, current	(88,421)	(39,000)	(148,201)	(125,269)

Net loss and comprehensive loss	$(12,367,341)	$(10,180,141)	$(33,687,519)	$(26,190,428)

Net Loss per share
Basic and diluted	$(0.16)	$(0.14)	$(0.44)	$(0.39)

Weighted average number of shares outstanding
Basic and diluted	77,442,236	70,589,651	76,561,940	67,810,774

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Interim Condensed Consolidated Statement of Changes in Stockholders' Equity
For the three months ended June 30, 2022 and 2021
(Unaudited)

	Common Stock
			Additional	Share
			Paid-in	proceeds	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance, April 1, 2022	77,161,688	77,163	371,437,616	$(403,696)	$(218,906,042)	152,205,041
Shares issued under Sales Agreement	557,177	557	6,178,127	403,696	—	6,582,380
Less: share issue costs	—	—	(185,361)	—	—	(185,361)
Shares issued pursuant to exercise of stock options	223,703	224	513,043	—	—	513,267
Stock based compensation	—	—	3,988,614	—	—	3,988,614
Net loss	—	—	—	—	(12,367,341)	(12,367,341)
Balance, June 30, 2022	77,942,568	$77,944	$381,932,039	$—	$(231,273,383)	$150,736,600

Balance, April 1, 2021	70,030,620	$70,032	$251,427,781	—	$(175,687,517)	$75,810,296
Shares issued under Sales Agreement, net of share issue costs	2,082,263	2,082	41,282,225	—	—	41,284,307
Less: share issue costs	—	—	(1,302,826)	—	—	(1,302,826)
Shares issued pursuant to registered direct offering, net of share issuance costs	2,380,953	2,381	49,997,619	—	—	50,000,000
Less: share issue costs	—	—	(3,095,938)	—	—	(3,095,938)
Shares issued upon exercise of options	305,997	306	869,300	—	—	869,606
Shares issued pursuant to exercise of warrants	350,000	350	1,466,150	—	—	1,466,500
Stock based compensation	—	—	2,293,925	—	—	2,293,925
Net loss	—	—	—	—	(10,180,141)	(10,180,141)
Balance, June 30, 2021	75,149,833	$75,151	$342,938,236	$—	$(185,867,658)	$157,145,729

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Interim Condensed Consolidated Statement of Changes in Stockholders' Equity
For the nine months ended June 30, 2022 and 2021
(Unaudited)

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance, October 1, 2021	75,918,465	$75,920	$348,328,048	$(197,585,864)	$150,818,104
Shares issued under Sales Agreement	1,623,566	1,623	20,980,525	—	20,982,148
Less: share issue costs	—	—	(723,167)	—	(723,167)
Shares issued upon exercise of stock options	400,537	401	1,009,789	—	1,010,190
Stock based compensation	—	—	12,336,844	—	12,336,844
Net loss	—	—	—	(33,687,519)	(33,687,519)
Balance, June 30, 2022	77,942,568	$77,944	$381,932,039	$(231,273,383)	$150,736,600

Balance, October 1, 2020	62,045,198	$62,047	$186,851,752	$(159,677,230)	$27,236,569
Shares issued under 2019 Purchase Agreement
Purchase shares	4,007,996	4,008	24,107,190	—	24,111,198
Commitment shares	78,213	78	(78)	—	—
Shares issued under Sales Agreement	5,634,576	5,634	79,101,914	—	79,107,548
Less: share issue costs	—	—	(2,437,523)	—	(2,437,523)
Shares issued pursuant to registered direct offering, net of share issuance costs	2,380,953	2,381	49,997,619	—	50,000,000
Less: share issue costs	—	—	(3,095,938)	—	(3,095,938)
Shares issued upon exercise of options	652,897	653	1,867,755	—	1,868,408
Shares issued pursuant to exercise of warrants	350,000	350	1,466,150	—	1,466,500
Stock based compensation	—	—	5,079,395	—	5,079,395
Net loss	—	—	—	(26,190,428)	(26,190,428)
Balance, June 30, 2021	75,149,833	$75,151	$342,938,236	$(185,867,658)	$157,145,729

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2022 and 2021
(Unaudited)

	2022	2021

Cash flows used in operating activities
Net loss	$(33,687,519)	$(26,190,428)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	12,336,844	5,079,395
Changes in working capital balances:
Incentive and tax receivables	2,577,002	(3,751,918)
Prepaid expenses and other current assets	(106,414)	185,641
Accounts payable	(1,612,889)	187,653
Accrued liabilities	299,047	1,336,660
Deferred grant income	—	443,831
Net cash used in operating activities	(20,193,929)	(22,709,166)

Cash flows provided by financing activities
Issuance of common shares	20,982,148	153,218,746
Share issue costs	(706,802)	(5,533,461)
Proceeds from exercise of warrants	—	1,466,500
Proceeds from exercise of stock options	1,010,190	1,868,408
Net cash provided by financing activities	21,285,536	151,020,193

Increase in cash and cash equivalents during the period	1,091,607	128,311,027
Cash and cash equivalents, beginning of period	152,107,745	29,249,018
Cash and cash equivalents, end of period	$153,199,352	$157,560,045

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$141,374	$98,281

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

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

Operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

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

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited

Note 1       Description of Business and Basis of Presentation – (Continued)

Liquidity – (Continued)

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, incentive income receivable, valuation and recoverability of deferred tax assets, asset impairment, stock-based compensation, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors, including the potential future effects of COVID-19, that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2022

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

At June 30, 2022 and September 30, 2021, the Company did not have any Level 3 assets or liabilities.

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

As of June 30, 2022, loss per share excludes 13,194,616 (September 30, 2021 – 11,540,903) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2022

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

The grant income is being deferred when received and amortized to other income as the related research and development expenditures are incurred. During the three and nine months ended June 30, 2022, the Company did not recognize any of this grant on its statements of operations (2021: $43,280 and $54,100 respectively). At June 30, 2022, an amount of $443,831 (September 30, 2021: $443,831) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statement of operations as the relating expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the receipt by Anavex Australia, of the Australian research and development incentive credit, (the “R&D Incentive Credit”).

During the three and nine months ended June 30, 2022 the Company recorded research and development incentive income of $682,432 (AUD 954,986) and $2,328,675 (AUD 3,218,303) (2021: $1,363,661 (AUD 1,770,444) and $3,593,856 (AUD 4,750,539)), respectively, related to the R&D Incentive Credit for eligible research and development expenses incurred during the period.

Note 4    Accrued liabilities

                   The principal components of accrued liabilities consists of:

	June 30,	September 30,
	2022	2021
Clinical site costs and patient visits	2,138,505	2,035,800
Accrued compensation and benefits	889,616	1,201,903
Fixed contract accruals	334,887	649,649
Accrued license fees payables	500,000	—
All other accrued liabilities	2,050,813	1,727,422
Total accrued liabilities	5,913,821	5,614,774

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

Note 5       Equity Offerings

Common Stock

Common shares are voting and are entitled to dividends as declared at the discretion of the Board of Directors (the “Board”).

Preferred Stock

The Company’s Board has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series of the designation of the series.

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the nine months ended June 30, 2022, 1,623,566 shares were sold pursuant to the Offering for gross proceeds of $20,982,148 (net proceeds of $20,258,981 after deducting offering expenses) (2021: 5,634,576 shares were sold for gross proceeds of $79,107,548 (net proceeds of $76,670,025 after deducting offering expenses)). At June 30, 2022, an amount of $142,410,402 (September 30, 2021: $163,392,550) was registered pursuant to an effective registration statement and remained available to be sold under the Sales Agreement.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2022

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

At June 30, 2022 and September 30, 2021, no shares remained available for issuance under the 2019 Purchase Agreement. During the nine months ended June 30, 2021, the Company issued to Lincoln Park an aggregate of 4,086,209 shares of common stock including 4,007,996 shares of common stock for an aggregate purchase price of $24,111,198 and 78,213 commitment shares.

Note 6       Commitments and Contingencies

a)	Leases

During the three and nine months ended June 30, 2022, the Company incurred office lease expense of $21,015 and $42,348 (2021: $18,994 and $117,284), respectively.

b)	Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all United States based employees. United States based employees eligible to participate in the plan may contribute up to the current statutory limits under the Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of contributing employees. During the three and nine months ended June 30, 2022, the Company made $27,358 and $120,979 (2021: $28,221 and $102,261), respectively, in matching contributions under the 401(k) plan.

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

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

Note 6        Commitments and Contingencies – (Continued)

d)	Share Purchase Warrants

      A summary of the status of the Company’s outstanding share purchase warrants is presented below:

		Weighted
		Average
	Number of	Exercise Price
	Shares	($)
Balance, September 30, 2020	500,000	3.88
Granted	60,000	12.00
Exercised	(350,000)	4.19
Balance, September 30, 2021	210,000	5.69
Forfeited	(50,000)	12.00
Balance, June 30, 2022	160,000	3.72

At June 30, 2022, the Company had share purchase warrants outstanding as follows

Number	Exercise Price	Expiry Date
150,000	$3.17	May 6, 2024
10,000	$12.00	April 21, 2026
160,000

e)	Stock–based Compensation Plan

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

June 30, 2022

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

During the nine months ended June 30, 2022, 406,453 options previously available under the 2019 Plan and the 2015 Plan became available under the 2022 Plan (as defined below).

2022 Stock Option Plan

On March 25, 2022, the Board approved the 2022 Omnibus Incentive Plan (the “2022 Plan”). The 2022 Plan was approved by stockholders on May 24, 2022. Under the terms of the 2022 Plan, 10,000,000 additional shares of Common Stock will be available for issuance under the plan, in addition to the shares available under the 2019 Plan and the 2015 Plan. Any awards outstanding under a previous stock option plan will remain subject to and be paid under such plan, and any shares subject to outstanding awards under a previous plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2022 Plan.

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. At June 30, 2022, 1,298,000 options had been issued under the 2022 Plan and 9,108,453 options were available for issue under the 2022 Plan, subject to stockholder approval.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

Note 6        Commitments and Contingencies – (Continued)

e)	Stock-based Compensation Plan – (Continued)

A summary of the status of Company’s outstanding stock options is presented below:

		Weighted
		Average	Weighted Average	Aggregate
	Number of	Exercise Price	Grant Date Fair Value	intrinsic value
	Shares	($)	($)	($)
Outstanding, September 30, 2020	10,076,266	3.48		14,982,581
Granted	2,732,000	12.55	9.32
Forfeited	(55,834)	3.04	2.43
Exercised	(1,421,529)	2.89	2.43	24,446,305
Outstanding, September 30, 2021	11,330,903	5.74		140,132,451
Granted	2,208,000	10.07	6.99
Forfeited	(103,750)	5.39	4.04
Exercised	(400,537)	2.52	1.88
Outstanding, June 30, 2022	13,034,616	6.57		58,809,090
Exercisable, June 30, 2022	8,562,530	4.11		52,439,132

The following summarizes information about stock options at June 30, 2022 by a range of exercise prices:

			Weighted
			average
		Number of	remaining		Number of	Weighted
Range of exercise prices		outstanding	contractual	Weighted average	vested	average
From	To	options	life (in years)	exercise price	options	exercise price
$0.92	2.96	3,903,762	5.38	2.30	3,868,762	2.29
$3.15	4.80	2,078,800	5.59	3.30	2,058,800	3.28
$5.04	8.98	3,957,054	6.32	6.28	2,356,221	6.30
$10.09	17.03	1,798,000	9.38	11.05	209,997	14.40
$18.11	24.58	1,297,000	9.08	19.39	68,750	24.03
		13,034,616			8,562,530

The weighted average grant date fair value of options vested during the three and nine months ended June 30, 2022 was $3.83 (2021: $3.16). At June 30, 2022, the weighted average contractual life of options outstanding was 6.62 years (September 30, 2021: 6.65 years) and for options exercisable was 5.21 years (September 30, 2021: 5.80 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2022.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

Note 6       Commitments and Contingencies – (Continued)

e)	Stock-based Compensation Plan – (Continued)

During the three and nine months ended June 30, 2022, the Company recognized stock-based compensation expense of $3,988,614 and $12,336,844 (2021: $2,293,925 and $5,079,395), respectively, in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
General and administrative	$1,490,267	$1,048,606	$4,739,021	$2,265,387
Research and development	2,498,347	1,245,319	7,597,823	2,814,008
Total stock-based compensation	$3,988,614	$2,293,925	$12,336,844	$5,079,395

An amount of approximately $24,276,312 in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2025.

The fair value of each option award granted during the three and nine months ended June 30, 2022 and 2021 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2022	2021
Risk-free interest rate	3.10%	0.71%
Expected life of options (years)	5.51	5.66
Annualized volatility	84.12%	95.87%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the three and nine months ended June 30, 2022 and 2021 was determined with reference to the quoted market price of the Company’s shares on the grant date.

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

Source: Reyes S et al., Sci Rep. 2021 Aug 25; 11(1):17150s

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

Our Target Indications

We have developed compounds with potential application to two broad categories and several specific indications. including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2022, an estimated 6.5 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® estimates that by 2050, this number will rise to 12.7 million Americans. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease afflicts more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to expand to $11.5 billion by 2029, according to business intelligence provider GBI Research.

●	Rett syndrome – Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Depression – Depression is a major cause of morbidity worldwide according to the World Health Organization. Pharmaceutical treatment for depression is dominated by blockbuster brands, with the leading nine brands historically accounting for approximately 75% of total sales. However, the dominance of the leading brands is waning, largely due to the effects of patent expiration and generic competition.

●	Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma – Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for 75% of all deaths associated with skin cancer. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to iHealthcareAnalyst, Inc. the worldwide malignant melanoma market is expected to grow to $6.4 billion by 2027.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. The cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $13.5 billion in 2024 according to Datamonitor Healthcare.

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 55,000 new cases of pancreatic cancer will be diagnosed this year and approximately 44,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by FutureWise forecast that the market for the global pharmaceutical treatment of pancreatic cancer will increase to $4.7 billion by 2027.

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to fifteen U.S. patents, sixteen U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own three issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these three patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these three patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. The third of these three patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. We also own two issued U.S. patents for seizure treatment. The first of these two patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these two patents further claims a combination seizure treatment involving administration of an anti-epilepsy drug combined with (i) ANAVEX®19-144, or (ii) ANAVEX 19-144® and ANAVEX 2-73®. Both patents are expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own two issued U.S. patents with claims directed to treating neurodevelopmental disorders. These patents claim methods for treating a neurodevelopmental disorder or multiple sclerosis by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41 (another sigma receptor ligand similar to ANAVEX®2-73), or compositions thereof. Both patents are expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims crystalline forms of ANAVEX®19-144, dosage forms and compositions containing the crystalline forms of ANAVEX®19-144, and methods of treatment for Alzheimer’s disease. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. Further, we own one issued U.S. Patent with claims directed to methods of treating cardiac dysfunction with ANAVEX®2-73 .. This patent is expected to expire in July 2038, absent any patent term extension for regulatory delays.

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

Comparison of the three and nine months ended June 30, 2022 and 2021

During the three and nine months ended June 30, 2022, we continued to advance enrollment of our EXCELLENCE international Phase 2/3 pediatric Rett syndrome clinical trial at new clinical sites in the United Kingdom and Canada.

With respect to our double blind, placebo-controlled Phase 2b/3 study for the treatment of Alzheimer’s disease the last patient visit was completed end of June 2022. We expect to announce top line data from that study in the second half of 2022.

We also recently completed this quarter the last patient visit with respect to the 48-week open label extension of the Phase 2 clinical trial in Parkinsons Disease Dementia.

Additionally, we continued to run open label extensions of our recently completed AVATAR study and the Phase 2b/3 Alzheimer’s disease study.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2022 were $12.5 million, compared to $11.4 million for the comparable third quarter of fiscal 2021. Total operating expenses for the nine-month period ended June 30, 2022 were $35.7 million compared to $29.7 million for the same period in fiscal 2021.

General and administrative expenses were $3.2 million for the three months ended June 30, 2022, as compared to $2.4 million for the third quarter of fiscal 2021. Similarly, general and administrative expenses were $9.2 million for the nine months ended June 30, 2022, as compared to $6.1 million for the nine months ended June 30, 2021. The increase in general and administrative expense is primarily related to (i) an increase in non-cash stock option compensation charges of $0.4 million and $2.5 million, in the three and nine month periods respectively, in connection with the vesting of stock options to an expanding team, (ii) an increase in corporate insurance costs and (iii) an increase in intellectual property professional fees to maintain our strong patent positions.

Our research and development expenses for the three months ended June 30, 2022 were $9.3 million, as compared to $9.0 million for the three months ended June 30, 2021. Our research and development expenses were $26.5 million for the nine-month period ended June 30, 2022, as compared to $23.6 million for the comparable nine-month period in 2021. The increase in research and development expenses is primarily driven by an increase in non-cash stock option compensation charges of $1.3 million and $4.8 million in the three and nine month periods respectively, associated with an expanding team directly engaged in support of ongoing research and development activities. For the nine-month period ended June 30, 2022, this increase was partially offset by a decrease in clinical trial expenditures over the comparable period, associated with the completion of the enrollment and recruitment activities for our Phase 2b/3 trial in Alzheimer’s disease, and manufacturing activities in the comparable period associated with the Rett syndrome program.

Other income (net)

The net amount of other income for the three months ended June 30, 2022 was $0.2 million as compared to $1.3 million for the comparable three months ended June 30, 2021 and $2.2 million for the nine-month period as compared to $3.7 million for the comparable nine-month period in fiscal 2021. The decrease in other income for the three-month period is partially related to differences in foreign exchange fluctuations of the Australian dollar against the US dollar as they relate to incentive and tax receivables denominated in Australian Dollars.

As well, the decrease in other income for the three and nine-month periods is attributable to a decrease in Australian research and development incentive income in connection with the decrease in eligible clinical activities in Australia over the comparable period such as the completion of the ANAVEX®3-71 Phase 1 clinical study and other Australian arms of ongoing clinical programs.

Net loss

Net loss for the third quarter of fiscal 2022 was $12.4 million, or $0.16 per share, as compared to $10.2 million, or $0.14 per share in the comparative third quarter of fiscal 2021 and $33.7 million, or $0.44 per share, for the nine-month period ended June 30, 2022, as compared to $26.2 million, or $0.39 per share in the comparative nine-month period ended June 30, 2021.

Liquidity and Capital Resources

Working Capital

	June 30, 2022	September 30, 2021
Current Assets	$160,221,144	$161,616,490
Current Liabilities	9,484,544	10,798,386
Working Capital	$150,736,600	$150,818,104

At June 30, 2022, we held $153.2 million in cash and cash equivalents, an increase of $1.1 million from September 30, 2021. Cash used in operations was $20.2 million for the nine-month period ended June 30, 2022, compared to $22.7 million in the comparable nine-month period ended June 30, 2021. We received cash from financing activities of $21.3 million, primarily from the issuance of shares of common stock under the Sales Agreement (as defined below).

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

	Nine months ended June 30,
	2022	2021
Net cash flows used in operating activities	$(20,193,929)	$(22,709,166)
Net cash flows from financing activities	21,285,536	151,020,193
Increase in cash and cash equivalents	$1,091,607	$128,311,027

Cash flow used in operating activities

Net cash used in operating activities for the nine months ended June 30, 2022 was $20.2 million, compared to $22.7 million during the comparable nine months ended June 30, 2021. The principal reason for this decrease in net cash used in operating activities in the current period is due to the receipt of research and development incentive tax refunds during the period, as compared to no such receipts during the comparable period.

Cash flow provided by financing activities

Cash provided by financing activities for the nine months ended June 30, 2022 was $21.3 million, primarily attributable to cash received from the issuance of common shares at various market prices under the Sales Agreement.

Cash provided by financing activities for the nine months ended June 30, 2021 was $151.0 million, net of financing costs, attributable to cash received from the issuance of common shares at various market prices under the 2019 Purchase Agreement, the Sales Agreement and a direct registered offering that was completed for net proceeds of $46.9 million, after deducting expenses associated with the offering.

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

During the nine months ended June 30, 2022, 1,623,566 shares were sold pursuant to the At-the-Market Offering for gross proceeds of $21.0 million (net proceeds of $20.3 million after deducting commissions and offering expenses).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: August 9, 2022

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 9, 2022

