Form 10-K/A
period 2022-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2023-01-27
CIK 1314052

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 78,032,135 issued and outstanding as of January 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Anavex Life Sciences Corp. (“Anavex” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on November 28, 2022 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14). This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished as exhibits to this Amendment No. 1.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our Board of Directors may remove our officers at any time.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Secretary	57	July 5, 2013
Athanasios Skarpelos	Director	55	January 9, 2013
Claus van der Velden, PhD	Director	50	March 2, 2018
Steffen Thomas, PhD	Director	56	June 15, 2015
Peter Donhauser, D.O.	Director	57	February 8, 2017
Jiong Ma, PhD	Director	58	May 25, 2021
Sandra Boenisch, CPA, CGA	Principal Financial Officer, Treasurer	41	October 1, 2015

Board Leadership Structure

The Board of Directors is composed of a majority of independent directors and the Chief Executive Officer of the Company, who holds the position of Chairman of the Board of Directors. The Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee each have oversight over specific areas of responsibility, as discussed further below. The Company believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (in terms of number of employees and in scope of operational activities), its corporate strategy, including the outsourcing of certain key activities, and its sole focus on biotechnology research and development.

Roles of Lead Independent Director and Chairman of the Board

We have a Lead Independent Director role with broad authority and responsibility, as described further below. The Lead Independent Director is Claus van der Velden.

Christopher Missling is the Chairman of the Board of Directors and President and Chief Executive Officer. As President and Chief Executive Officer, Dr. Missling is also involved in the day-to-day operations and is thus able to elevate the most critical business issues for consideration by the Board of Directors. The independent directors bring experience, oversight and expertise from outside of the Company, while Dr. Missling brings company-specific experience and expertise. The Board of Directors believes that Dr. Missling’s combined role enables strong leadership, creates clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to stockholders. Accordingly, the Board of Directors has determined that the combined role of Chairman and Chief Executive Officer with a strong lead independent director provides balance and is the best leadership structure for the Company at the current time and is in the best interests of the Company and its stockholders.

Board of Directors’ Role in Risk Oversight

The Board of Directors is responsible for oversight of the Company’s risk management process. The Board administers this oversight function directly through the Board of Directors as a whole, as well as through the committees of the board. Areas of focus include economic risk, operational risk, financial risk (accounting, investment or liquidity, and tax), competitive risk, legal and regulatory risk, cybersecurity risk and compliance and reputational risks. The Board of Directors is supported by regular reporting by management, which is designed to give the Board of Directors visibility over the Company’s operations and activities to adequately identify key risks and understand management’s risk mitigation strategies.

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

Christopher Missling, PhD. Christopher Missling has over twenty years of healthcare industry experience in big pharmaceutical, biotech and investment banking. Most recently, from March 2007 until his appointment by our Company, Dr. Missling served as the head of healthcare investment banking at Brimberg & Co. in New York, New York. In addition, Dr. Missling served as the Chief Financial Officer of Curis, Inc. (NASDAQ:CRIS) and ImmunoGen, Inc. (NASDAQ:IMGN). Dr. Missling earned his MS and PhD from the University of Munich and an MBA from Northwestern University Kellogg School of Management and WHU Otto Beisheim School of Management.

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

Jiong Ma, PhD. Jiong Ma has over 25 years of experience in the investing, building and scaling of companies with a focus on innovative product launches in digital health, technology and the new energy transition. Dr. Ma currently serves on the board of SES AI Corporation (NYSE: SES), and LinkinVax, a biotech company, spin-off from the Vaccine Research Institute in France. Dr. Ma served as senior partner and a member of the investment committee at Braemar Energy Ventures (“Braemar”). While at Braemar, Dr. Ma led investments in more than 15 companies involved in either resource efficiency, e-mobility, industrial digitalization, renewable energy, or deep tech, and has achieved multiple successful exits through M&A and IPO. Dr. Ma has significant knowledge and expertise in the technology industry, including information security. Prior to Braemar Energy Ventures, she was with the Venture Capital Group at 3i Group, a global private equity firm, where she led investments across multiple stages in Digital Health, TMT and Cleantech. Preceding the Venture Capital Group at 3i, Dr. Ma held several senior positions at Lucent Technologies and Bell Labs. Her responsibilities included lead roles in product portfolio strategy, new product launches for Optical and Data Networking, and research and product development. Dr. Ma was also a founding team member of Onetta Inc., a fiber networks company. She has a PhD in Electrical and Computer Engineering from the University Colorado at Boulder and an MS in Electrical Engineering from Worcester Polytechnic Institute. Dr. Ma is a Kauffman Fellow.

Sandra Boenisch, CPA, CGA. Ms. Boenisch is a Chartered Professional Accountant (CPA, CGA) with over 15 years of accounting, audit and financial reporting experience in a variety of industries, both in the United States and Canada. Ms. Boenisch was an independent consultant, providing financial reporting services to a range of public companies in the United States and Canada since January 2012. From 2008 until 2012, Ms. Boenisch was employed at BDO Canada LLP (Vancouver, BC) where she was hired as a Senior Accountant and was later promoted to Manager, Audit Assurance. Ms. Boenisch specialized in managing assurance engagements for public companies in the United States and Canada. Prior to that, Ms. Boenisch worked for another public accounting firm from 2001 to 2008. As an independent consultant, Ms. Boenisch has acquired considerable experience in finance, governance, and regulatory compliance. She holds a BComm from Laurentian University.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer or any associate of any such director or officer is a party adverse to our Company or has a material interest adverse to our Company.

Delinquent Section 16(a) Reports

None.

Business Code of Conduct & Ethics

We have adopted a code of conduct and ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and to all employees. We have posted our policy on our website at www.anavex.com/code-of-conduct.

Insider Trading Policy

Our Insider Trading Policy prohibits our directors, officers, employees and consultants from engaging in short sales, transactions in publicly traded options such as put, calls or other derivative securities, hedging transactions and other inherently speculative transactions with respect to our stock at any time. Our policy further prohibits such persons from engaging in transactions involving any loan, pledge or other transfer of beneficial ownership of the Company’s securities without obtaining advance clearance of the proposed transaction from our Insider Trading Compliance Officer.

Information Regarding Committees of the Board of Directors

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for 2022:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Christopher Missling, PhD
Athanasios Skarpelos	X
Claus van der Velden, PhD	X*	X*	X*
Steffen Thomas, PhD	X	X	X
Peter Donhauser, D.O.		X	X
Jiong Ma, PhD	X
Meetings in 2022	5	1	—

*Committee Chair

Audit Committee and Audit Committee Financial Experts

The Audit Committee is composed of four directors, each of whom is independent. The Audit Committee operates under a charter that was adopted by our Board of Directors. The Audit Committee oversees and reports to our Board of Directors on various auditing and accounting-related matters, including, among other things, the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

Our Board of Directors has determined that Claus van der Velden is an “audit committee financial expert” as defined by applicable SEC and NASDAQ rules.

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management. The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Securities and Exchange Commission (the “SEC”). In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the firm’s communications with the Audit Committee concerning independence and has discussed with the independent registered accounting firm its independence from the Company and management. Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements for the Company for the fiscal year ended September 30, 2022 be included in the Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 28, 2022.

The foregoing report has been furnished by the Audit Committee.

Claus van der Velden (Chairman)
Athanasios Skarpelos
Steffen Thomas
Jiong Ma

Compensation Committee

The Compensation Committee is composed of three directors, each of whom is independent. The Compensation Committee operates under a charter that was adopted by our Board of Directors. The Compensation Committee assists our Board of Directors in discharging its responsibilities relating to compensation of our directors and executive officers. Its responsibilities include, among other things: reviewing, approving and recommending compensation programs and arrangements applicable to our officers; determining the objectives of our executive officer compensation programs; overseeing the evaluation of our senior executives; administering our incentive compensation plans and equity-based plans, including reviewing and granting equity awards to our executive officers; and reviewing and approving director compensation and benefits. The Compensation Committee can delegate to other members of our Board of Directors, or an officer or officers of the Company, the authority to review and grant stock-based compensation for employees who are not executive officers.

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

The Compensation Committee met once during fiscal 2022 and also acted by written consent as required.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “NCG Committee”) is appointed by the board to oversee and evaluate the Board’s performance and the Company’s compliance with corporate governance regulations, guidelines and principles, to identify individuals qualified to become Board members, to recommend to the Board proposed nominees for board membership, and to recommend to the Board directors to serve on each standing committee. The NCG Committee seeks to assemble a Board that possesses the appropriate balance of professional and industry knowledge, financial expertise and management experience that is necessary to oversee the Company’s business. The NCG also recognizes the importance of diversity in board composition, including diversity of experience, gender and ethnicity and seeks to continually strive towards optimal diversity. The NCG Committee operates under a charter that was adopted by our Board of Directors.

The NCG Committee did not meet during fiscal 2022 but acted by written consent as required.

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

The Compensation Committee meets at least once per year to review and evaluate executive compensation and each executive officer’s performance. The Compensation Committee utilizes quantitative and qualitative factors, including the accomplishment of initiatives, attitude, and leadership and applies overall judgment to assess performance, taking into account the financial condition of the Company. Ultimately, the Compensation Committee seeks to evaluate, based on the achievement of financial and nonfinancial objectives, the variable compensation, including special awards, of executive officers of the Company and decide on the base salary and target discretionary bonus for such persons taking into account relevant benchmark data.

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

Compensation Risk Oversight

In administering our compensation program, the Compensation Committee strives to achieve a balance among the elements of compensation to accomplish the objectives of the program. The Compensation Committee reviews the Company’s overall compensation program in the context of the risks that may be presented by the structure of our compensation program and the metrics used to determine compensation under that program. Based upon this review, the Compensation Committee believes that our compensation program does not create a reasonable likelihood of a material adverse effect on the Company.

Compensation Consultants

The Compensation Committee makes recommendations to the Board for all compensation for executives, including the structure and design of the compensation programs. The Compensation Committee is responsible for retaining and terminating compensation consultants and determining the terms and conditions of their engagement. During fiscal 2022, the Compensation Committee did not engage any compensation consultants.

Elements of Executive Compensation

We focus our executive compensation program on three related but distinct elements: base salary, cash bonuses and stock-related compensation.

Base Salary

Base salaries take into consideration a number of factors, including the executive’s job performance, our corporate performance, and compensation practices observed in the market.

Annual Discretionary Cash Bonuses

The Company has an annual discretionary cash bonus program. We provide such bonuses to motivate executive officers to perform on behalf of general corporate goals and to perform in their areas of responsibility. The Compensation Committee, or Board of Directors, works with the Chief Executive Officer to evaluate the Company’s financial performance and overall financial condition to determine if discretionary bonuses are to be paid.

Equity Compensation

Equity compensation includes stock option grants within the terms of our 2019 Omnibus Incentive Plan and our 2022 Omnibus Incentive Plan. Each executive officer is eligible for stock option grants under the Omnibus Incentive Plans which may vest over a required service period, “Time Based Awards”, or that vest upon achievement of certain performance criteria, “Performance Awards”. Generally, our Compensation Committee grants Time Based Awards at or near the date of hire. Such grants are intended to link executive compensation with stockholder value over time. Subsequent awards are granted as Performance Awards, which are intended to align executive compensation with the company’s short-term and long-term objectives. Our compensation committee selects performance goals that reflect the company’s short-term and longer-term objectives to ensure executives, as well as all employees, are rewarded for the successful and timely accomplishment of these objectives. Generally, these performance criteria include milestones in connection with the successful execution, enrollment and completion of the Company’s clinical trials. Only our Board of Directors, acting in its sole discretion, or the Compensation Committee grants options or Performance Awards to our executive officers.

We view stock options as one of the more important components of our long-term, performance-based compensation philosophy.

We provide options through initial grants at or near the date of hire and subsequent periodic/annual grants. Generally, initial option grants vest over a three-year period and have an exercise price equal to the fair market value of our stock at the time of grant. Initial grant amounts are based on ranges that take into consideration an executive’s job responsibilities and competitive market data.

We grant periodic additional stock options to reflect the individual’s ongoing contributions to the long-term success and growth of the Company, to incentivize individuals to remain with the Company and to provide a long-term incentive to achieve or exceed our corporate goals. We do not have a program, plan or practice to time stock option grants to our executives in coordination with the release of material nonpublic information. We have not re-priced any of our options and do not intend to re-price or otherwise adjust outstanding options at any time in the future.

Other Compensation

Other components of compensation include employee medical benefit plans and 401(k) benefit plan contributions.

Employee Medical Benefit Plans. Our employee medical and welfare benefit plans include medical, dental, life, disability and accidental death and dismemberment insurance.

401(k) Plan. We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all United States based employees. United States based employees eligible to participate in the plan may contribute up to the current statutory limits under the Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of contributing employees.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Company. None of the executive officers currently serves or has served on the Compensation Committee or board of directors of any other entity that has one or more executive officers serving as a member of the Board of Directors or Compensation Committee of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended September 30, 2022.

The foregoing report has been furnished by the Compensation Committee.

Claus van der Velden, Committee Chair

Steffen Thomas

Peter Donhauser

Summary Compensation

The particulars of compensation paid to our named executive officers for the last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All other Compensation ($)(1)	Total ($)
Christopher Missling, PhD	2022	586,400	110,000	6,045,043	12,200	6,753,643
President, Chief Executive Officer,	2021	550,000	110,000	8,745,457	11,600	9,417,057
and Director	2020	550,000	55,000	1,224,648	11,400	1,841,048
Sandra Boenisch(2)	2022	174,900	—	277,603	—	452,503
Principal Financial Officer and	2021	158,300	—	724,314	—	882,614
Treasurer	2020	117,041	22,313	155,864	—	295,218

(1)	Includes employer matching of defined contribution savings plan under Section 401(k) of the Internal Revenue Code.

(2)	Compensation to Ms. Boenisch denominated in Canadian Dollars and has been translated to US dollars at an exchange rate of 0.7831 during the year ended September 30, 2022 (2021: 0.7915; 2020: 0.7438).

Employment Agreements

Christopher Missling

We and Dr. Missling entered into an employment agreement dated July 5, 2013, as amended and extended most recently by the third amendment effective April 7, 2022 (the “CEO Employment Agreement”), whereby we currently pay Dr. Missling an annual base salary of $700,000. In addition, Dr. Missling is eligible to earn an annual cash bonus for each whole or partial calendar year of up to twenty percent of his base salary, and to participate in our employee benefit plans. We have agreed to indemnify Dr. Missling in connection with his provision of services to us.

Sandra Boenisch

We and Ms. Boenisch entered into an amended and restated employment agreement dated October 4, 2017, as amended and extended, whereby we currently pay Ms. Boenisch an annual base salary of $240,000 Canadian dollars. Ms. Boenisch is eligible for discretionary salary increases.

 Grants of Plan Based Awards

The following table sets forth the awards granted for each named executive officer during the year ended September 30, 2022 under our 2022 Omnibus Incentive Plan:

		All other option awards
Name	Grant Date	Number of securities underlying options (#)(1)	Exercise or base price of option award ($/sh)	Grant date fair value of option awards ($) (2)
Christopher Missling, PhD	June 14, 2022	500,000	$7.54	$2,575,000
	June 27, 2022	500,000	$10.09	$3,470,043
Sandra Boenisch	June 27, 2022	40,000	$10.09	$277,603

(1) Represents shares of our common stock underlying options awarded, each of which vest over time.

(2) Represents the fair value of each equity award on the date of grant, as computed in accordance with FASB ASC 718.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2022.

Option Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher	500,000	—	—	1.60	July 5, 2023
Missling	73,380	—	—	1.32	May 8, 2024
	500,000	—	—	0.92	April 2, 2025
	187,500	—	—	5.04	Sept 18, 2025
	379,625	—	—	6.26	July 5, 2026
	861,429	—	—	7.06	July 18, 2026
	500,000	—	—	3.28	Sept 22, 2026
	450,000	—	—	5.92	May 12, 2027
	400,000	—	—	3.30	Dec 13, 2027
	450,000	—	—	2.30	May 15, 2028
	409,500	—	—	2.58	Oct. 1, 2028
	750,000	—	—	3.15	May 3, 2029
	550,000	—	—	2.96	January 6, 2030
	—	550,000	—	5.49	December 30, 2030
	—	500,000	—	18.11	August 2, 2031
	—	500,000	—	7.54	June 14, 2032
	—	500,000		10.09	June 27, 2032
Sandra Boenisch	30,000	—	—	3.30	Dec 13, 2027
	30,000	—	—	2.30	May 15, 2028
	27,300	—	—	2.58	Oct. 1, 2028
	35,000	—	—	2.93	June 4, 2029
	70,000	—	—	2.96	January 6, 2030
	—	50,000	—	5.49	December 30, 2030
	—	40,000	—	18.11	August 2, 2031
	—	40,000	—	10.09	June 27, 2032

Option Exercises and Stock Vested

The following table sets forth for each named executive officer awards that were exercised during the year ended September 30, 2022:

Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Christopher Missling	—	—
Sandra Boenisch	—	—

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There was no nonqualified deferred compensation for our named executive officers in fiscal 2022.

CEO Pay Ratio Disclosure

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. Based on the information for fiscal year 2022, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was 10.2:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below.

We identified the median employee by examining the 2022 annual base salary compensation for all individuals, excluding our CEO. We excluded independent contractors retained on an as needed basis, whose compensation is determined by an unaffiliated third party, and who are therefore are not considered our employees for purposes of the pay ratio calculation.

We included all employees who were employed by us as of September 30, 2022. We selected the determination date and measurement period because they are recent periods for which employee census and compensation information are readily available. Salaries and wages were annualized for those employees who were not employed for the full year of fiscal 2022. We selected annual base salary as our compensation measure because it is readily available in our existing payroll systems, it is consistently calculated for each employee, and because it is a reasonable proxy for total compensation for purposes of determining the median employee. We did not apply any cost-of-living adjustments to the compensation of employees in jurisdictions other than the jurisdiction in which the CEO resides.

Once we identified our median employee, we calculated such employee’s annual total compensation for 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in that employee’s annual total compensation of $674,500. The median employee’s annual total compensation includes annualized base salary, annualized bonus, annualized 401(k) matching contributions, and the fair value of awards granted during the fiscal year ended September 30, 2022 under our 2019 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan.

With respect to the CEO, we used the amount reported as total compensation in the Summary Compensation Table included in this annual report on Form 10-K/A. Any estimates and assumptions used to calculate total annual compensation are described in footnotes to the Summary Compensation Table.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Athanasios Skarpelos	25,000	—	382,120	—	—	—	407,120
Claus van der Velden	41,000	—	382,120	—	—	—	423,120
Steffen Thomas	25,000	—	382,120	—	—	—	407,120
Peter Donhauser	25,000	—	382,120	—	—	—	407,120
Jiong Ma	25,000	—	382,120	—	—	—	407,120

(1) Includes stock option awards valued based on the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. The amounts shown in the table above do not necessarily reflect the actual value that may be realized by the non-employee director upon vesting. On September 30, 2022, the aggregate number of outstanding vested and unvested stock option awards held by each director was as follows: Mr. Skarpelos possessed options to purchase 305,500 shares, Dr. van der Velden possessed options to purchase 255,500 shares, Dr. Thomas possessed options to purchase 355,500 shares, Dr. Donhauser possessed options to purchase 255,500 shares and Dr. Ma possessed options to purchase 110,000 shares.

We currently compensate non-employee directors $25,000 per year, paid quarterly. We compensate Claus van der Velden an additional $4,000 per quarter for performing the functions of Chairman of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

We regularly grant members of the Board of Directors awards of options. Each board member is granted options initially when they join the Board of Directors, which typically vest over a three-year period. Additionally, we grant awards on an annual basis. Annual awards of options typically vest in full on the first anniversary of grant date. In 2022, the annual grant was 50,000 options to each director.

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Potential Payments Upon Termination

The Company is a party to employment contracts with our Chief Executive Officer and Principal Financial Officer that contain provisions for payment of severance upon termination by either the Company without cause or by the employee for good reason. General terms of these arrangements are described below.

Our CEO Employment Agreement with Dr. Missling contains provisions regarding our obligations upon his termination and upon a Change in Control. Any capitalized term not defined herein is used as defined in the CEO Employment Agreement. If Dr. Missling’s employment is terminated by us without Cause, he is entitled to receive payments by us consisting of (i) reimbursement of any unpaid business expenses to which he is entitled to reimbursement that were incurred prior to the effective date of his termination, (ii) all vested compensation and benefits to which he is entitled as of the Termination Date, (iii) a severance payment consisting of the three times the sum of (a) his annual salary in effect at the time of termination and (b) the average of the annual Bonuses payable to him for the last three completed calendar years prior to the Termination Date, (iv) all outstanding and unvested stock options and all options previously vested will become and remain exercisable for no less than three years from the Termination Date; (v) all of his unvested and outstanding restricted stock, restricted stock units or other equity awards that are unvested and outstanding as of the Termination Date shall vest and be settled within ten business days after the Termination Date, (vi) life insurance coverage until the end of the term of the CEO Employment Agreement; and (vii) continued participation in all medical, dental and hospitalization benefits plans or programs for Dr. Missling and his eligible dependents for 36 months or until he receives similar benefits at a new employer, at his sole cost. If Dr. Missling’s employment is terminated by him for Good Reason, he is entitled to receive the same as the above, however the severance payment will consist of three times his annual salary in effect at the time of termination and two times the average annual Bonuses payable to him for the last three completed calendar years prior to the Termination Date.

If Dr. Missling was terminated by the Company without cause on September 30, 2022, he would have been entitled to a severance payment of $2,375,000. If Dr. Missling terminated his employment for Good Reason on September 30, 2022, he would have been entitled to a severance payment of $2,283,300.

Our CFO Employment Agreement with Ms. Boenisch contains provisions regarding our obligations upon her termination. Any capitalized term not defined herein is used as defined in the CFO Employment Agreement. Under the CFO Employment Agreement, if Ms. Boenisch is terminated without Cause, the Company shall pay Ms. Boenisch severance compensation equal to six months base salary payable by the Company for the six-month period following the Termination. In addition, the Company must provide Ms. Boenisch thirty (30) day notice of her Termination. If the Company opts to have Ms. Boenisch cease providing services to the Company prior to the expiration of the thirty (30) day notice-period (the “Notice Period”), Ms. Boenisch shall receive the Compensation and Benefits for the full length of the Notice Period as if such period was not waived. In addition, any unvested stock options or stock awards vesting in the contract year of Termination held by Ms. Boenisch as of the Date of Termination shall immediately vest.

If Ms. Boenisch was terminated by the Company without cause on September 30, 2022, she would have been entitled to continued salary payments equal to $93,972 in total.

The following table presents accelerated vesting for certain equity awards outstanding at the time of the executive’s termination for each Named Executive Officer, if employment were terminated by either the Company without cause or by Dr. Missling for good reason on September 30, 2022:

	Vesting Upon Termination
Named Executive Officer	Unvested Stock Options (#)		Stock Option Awards Estimated Benefit ($)(1)
Dr. Christopher Missling	2,050,000		4,161,500
Sandra Boenisch	—	(2)	—

(1) Estimated benefit based on the closing stock price of $10.32 at September 30, 2022.

(2) Ms. Boenisch’s unvested stock options at September 30, 2022 all contained performance based vesting conditions, therefore such options would not automatically vest upon Termination.

Potential Payments Upon Change in Control

If the Company is subject to a Change in Control, then the CEO Employment Agreement and the CFO Employment Agreement provide that all previously granted but unvested stock options held by Dr. Missling and Ms. Boenisch shall vest.

The following table presents accelerated vesting for certain equity awards outstanding to the Named Executive Officer, if a change in control had occurred at September 30, 2022:

	Vesting Due to Change in Control
Named Executive Officer	Unvested Stock Options (#)	Stock Option Awards Estimated Benefit ($)(1)
Dr. Christopher Missling	2,050,000	4,161,500
Sandra Boenisch	130,000	250,700

(1) Estimated benefit based on the closing stock price of $10.32 at September 30, 2022.

For a complete description of these terms and conditions please refer to the CEO Employment Agreement and CFO Employment Agreement (and their amendments) filed as exhibits to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 27, 2023, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)
Directors and Named Executive Officers
Common Stock	Christopher Missling (CEO/Director)	7,029,644	(2)	8.4%
Common Stock	Athanasios Skarpelos (Director)	1,586,958	(3)	2.0%
Common Stock	Claus van der Velden (Director)	205,500	(4)	*
Common Stock	Steffen Thomas (Director)	305,500	(5)	*
Common Stock	Peter Donhauser (Director)	207,665	(6)	*
Common Stock	Jiong Ma (Director)	36,666	(7)
Common Stock	Sandra Boenisch (Principal Financial Officer)	215,263	(8)	*
Common Stock	Directors & Executive Officers as a group (7 persons)	9,562,195		11.2%
5% Holders
Common Stock	BlackRock, Inc.(9) 55 East 52nd Street New York, NY 10055	5,262,666		6.74%

*Less than 1%

(1)	Percentage of ownership is based on 78,032,135 of our common stock issued and outstanding as of January 27, 2023. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 500,000 shares of our common stock at $1.60 per share, options to purchase 73,380 shares of our common stock at $1.32 per share, options to purchase 500,000 shares of our common stock at $0.92 per share, options to purchase 187,500 shares of our common stock at $5.04 per share, options to purchase 379,625 shares of our common stock at $6.26 per share, options to purchase 861,429 shares of our common stock at $7.06 per share, options to purchase 500,000 shares of our common stock at $3.28 per share, options to purchase 450,000 shares of our common stock at $5.92 per share, options to purchase 400,000 shares of our common stock at $3.30 per share, options to purchase 450,000 shares of our common stock at $2.30 per share, options to purchase 409,500 shares of our common stock at $2.58 per share, options to purchase 750,000 shares of our common stock at $3.15 per share, and options to purchase 550,000 shares of our common stock at $2.96 per share that are vested or are vesting within 60 days. Excludes options to purchase 550,000 shares of our common stock at $5.49 per share, options to purchase 500,000 shares of our common stock at $18.11 per share, options to purchase 500,000 shares of our common stock at $7.54 per share, and options to purchase 500,000 shares of our common stock at $10.09 per share that do not vest within 60 days.

(3)	Includes options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, and options to purchase 25,000 shares of our common stock at $18.11 per share that have vested or are vesting within 60 days. Excludes options to purchase 50,000 shares of our common stock at $10.09 per share that do not vest within 60 days.

(4)	Includes options to purchase 50,000 shares of our common stock at $2.60 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, and options to purchase 25,000 shares of our common stock at $18.11 per share that have vested or are vesting within 60 days. Excludes options to purchase 50,000 shares of our common stock at $10.09 per share that are not vesting within 60 days.

(5)	Includes options to purchase 50,000 shares of our common stock at $1.76 per share, options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, and options to purchase 25,000 shares of our common stock at $18.11 per share that have vested or are vesting within 60 days. Excludes options to purchase 50,000 shares of our common stock at $10.09 per share that are not vesting within 60 days.

(6)	Includes options to purchase 50,000 shares of our common stock at $5.39 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, and options to purchase 25,000 shares of our common stock at $18.11 per share that have vested or are vesting within 60 days. Excludes options to purchase 50,000 shares of our common stock at $10.09 per share that are not vesting within 60 days.

(7)	Includes options to purchase 11,666 shares of our common stock at $13.01 per share and options to purchase 25,000 shares of our common stock at $18.11 per share that have vested or are vesting within 60 days. Excludes options to purchase 23,334 shares of common stock at $13.01 per share and options to purchase 50,000 shares of our common stock at $10.09 per share that do not vest within 60 days.

(8)	Includes options to purchase 30,000 shares of our common stock at $3.30 per share, options to purchase 30,000 shares of our common stock at $2.30 per share, options to purchase 27,300 shares of our common stock at $2.58 per share, options to purchase 35,000 shares of our common stock at $2.93 per share, and options to purchase 70,000 shares of our common stock at $2.96 per share that have vested or are vesting within 60 days. Excludes options to purchase 50,000 shares of our common stock at $5.49 per share, options to purchase 40,000 shares of our common stock at $18.11 per share, and options to purchase 40,000 shares of our common stock at $10.09 per share that do not vest within 60 days.

(9)	Based on Schedule 13G as filed with the SEC and dated on February 9, 2022

Change in Control

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements at September 30, 2022:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	22,050,553	6.61	8,363,453
Equity compensation plans not approved by security holders	—	—	—
Total	22,050,553	6.61	8,363,453

2022 Stock Option Plan

On March 25, 2022, the Board approved the 2022 Omnibus Incentive Plan (the “2022 Plan”). The 2022 Plan was approved by stockholders on May 24, 2022. Under the terms of the 2022 Plan, 10,000,000 shares of Common Stock were made available for issuance under the 2022 Plan, in addition to the shares available under the 2019 Omnibus Incentive Plan (the “2019 Plan”) and the 2015 Omnibus Incentive Plan (the “2015 Plan”). Any awards outstanding under a previous stock option plan will remain subject to and be paid under such plan, and any shares subject to outstanding awards under a previous plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2022 Plan.

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

The purpose of the 2022 Plan is to retain the services of valued key employees and consultants of our Company and such other persons, and to encourage such persons to acquire a greater proprietary interest in our Company, thereby strengthening their incentive to achieve the objectives of the shareholders of our Company. The purpose is also to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There have been no transactions, since October 1, 2021, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

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

Director Independence

Under the NASDAQ Stock Market Rules, the Board has a responsibility to make an affirmative determination that those members of its Board that serve as independent directors do not have any relationships with the Company and its businesses that would impair their independence. The Board has determined that that Christopher Missling, PhD is not independent, as that term is defined by NASDAQ 5605(a)(2), because Mr. Missling serves as our President, Chief Executive Officer, and Secretary.

The Board has determined that that Claus van der Velden, Athanasios Skarpelos, Steffen Thomas, Peter Donhauser and Jiong Ma are independent, as that term is defined by NASDAQ 5605(a)(2) and the applicable rules of the Commission.

Board Meetings

During fiscal 2022, each member of the Board of Directors attended at least 75% of the aggregate of all meetings of the Board of Directors and all meetings of committees of the Board of Directors on which such director served that were held during the period in which such director served.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our Company for professional services rendered by our independent registered public accounting firm, Grant Thornton, LLP for the fiscal years ended September 30, 2022 and 2021:

	2022	2021
Audit Fees	$398,900	$—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$398,900	$—

The following table sets forth the aggregate fees billed to our Company for professional services rendered by BDO USA, LLP, our former independent registered public accounting firm, for the fiscal years ended September 30, 2022 and 2021:

	2022	2021
Audit Fees	$210,895	$392,676
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$210,895	$392,676

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Commission for the fiscal years ended September 30, 2022 and 2021 in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our Audit Committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our Audit Committee before the respective services were rendered.

Our Audit Committee has considered the nature and amount of fees billed or expected to be billed by Grant Thornton LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining Grant Thornton LLP’s independence.

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as amended (incorporated by reference to our Annual Report on Form 10-K filed on November 24, 2021)
3.3	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
(4)	Instruments Defining the Rights of Security Holders
4.1	Description of Registrant’s Securities (incorporated by reference to our Annual Report on Form 10-K filed on November 28, 2022)
(10)	Material Contracts
10.1^	2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10- K filed on December 29, 2015)
10.2^	2019 Omnibus Incentive Plan (incorporated by reference to our Proxy Statement, dated February 11, 2019, as filed on February 11, 2019)
10.3^	2022 Omnibus Incentive Plan (incorporated by reference to our Registration Statement on Form S-8, as filed on June 10, 2022)
10.4^	Employment Agreement, dated as of July 5, 2013, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2013)
10.5^	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.6^	Amended and Restated First Amendment to Employment Agreement, dated as of July 18,2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)

10.7^	Second Amendment to Employment Agreement, dated as of May 3, 2019 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2019)
10.8^	Third Amendment to Employment Agreement, dated April 7, 2022 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2022)
10.9^	Amended and Restated Employment Agreement by and between the Company and with Sandra Boenisch (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
10.10^	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 4, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 6, 2020)
10.11^	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 28, 2022 (incorporated by reference to our Current Report on Form 8-K filed on March 4, 2022)
10.12	Amended and Restated Sales Agreement, dated May 1, 2020, by and among the Company, Cantor Fitzgerald & Co. and SVB Leerink LLC (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2020)
(14)	Code of Ethics
14.1	Code of Ethics Adopted on September 13, 2016 (incorporated by reference to our Annual Report on Form 10-K filed on December 14, 2016)
(21)	Subsidiaries
21.1	Subsidiaries of the Registrant (incorporated by reference to our Annual Report on Form 10-K filed on November 28, 2022)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

^ Denotes a management contract or compensatory plan or arrangement.