Form 10-Q
period 2022-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2023-02-07
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,032,135 shares of common stock outstanding as of February 7, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anavex Life Sciences Corp.

Interim Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

Anavex Life Sciences Corp.

Interim Condensed Consolidated Balance Sheets

As at December 31, 2022 and September 30, 2022

(Unaudited)

	December 31,	September 30,
	2022	2022
	(Unaudited)
Assets
Current
Cash and cash equivalents	$143,621,848	$149,157,861
Incentive and tax receivables	4,094,431	3,192,580
Prepaid expenses and other current assets	655,643	354,162
Total Assets	$148,371,922	$152,704,603

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$5,288,261	$3,824,777
Accrued liabilities - Note 4	7,042,822	5,944,953
Deferred grant income - Note 3	916,763	443,831
Total Liabilities	13,247,846	10,213,561

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	—	—
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
78,032,135 common shares (September 30, 2022 - 77,942,815)	78,033	77,944
Additional paid-in capital	393,581,544	387,976,881
Accumulated deficit	(258,535,501)	(245,563,783)
Total Stockholders' Equity	135,124,076	142,491,042
Total Liabilities and Stockholders' Equity	$148,371,922	$152,704,603

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Interim Condensed Consolidated Statement of Operations

For the three months ended December 31, 2022 and 2021

(Unaudited)

	2022	2021
Operating expenses
General and administrative	$3,317,036	$3,066,951
Research and development	12,066,919	8,656,439
Total operating expenses	15,383,955	11,723,390
Operating loss	(15,383,955)	(11,723,390)

Other income
Grant income	25,000	—
Research and development incentive income	733,590	810,730
Interest income, net	1,267,618	4,910
Foreign exchange gain, net	365,983	55,363
Total other income, net	2,392,191	871,003
Net loss before provision for income taxes	(12,991,764)	(10,852,387)

Income tax recovery (expense), current	20,046	(29,980)

Net loss and comprehensive loss	$(12,971,718)	$(10,882,367)

Net Loss per share
Basic and diluted	$(0.17)	$(0.14)

Weighted average number of shares outstanding
Basic and diluted	77,977,112	75,997,738

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Interim Condensed Consolidated Statement of Changes in Stockholders' Equity

For the three months ended December 31, 2022 and 2021

	Common Stock
			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2022	77,942,815	$77,944	$387,976,881	$(245,563,783)	$142,491,042
Shares issued pursuant to exercise of stock options	89,320	89	258,155	—	258,244
Share based compensation	—	—	5,346,508	—	5,346,508
Net loss	—	—	—	(12,971,718)	(12,971,718)
Balance, December 31, 2022	78,032,135	$78,033	$393,581,544	$(258,535,501)	$135,124,076

Balance, October 1, 2021	75,918,465	$75,920	$348,328,048	$(197,585,864)	$150,818,104
Shares issued pursuant to exercise of stock options	137,134	137	373,360	—	373,497
Shares issued under Sales Agreement, net of share issuance costs	99,588	99	2,149,602	—	2,149,701
Share based compensation	—	—	3,908,771	—	3,908,771
Net loss	—	—	—	(10,882,367)	(10,882,367)
Balance, December 31, 2021	76,155,187	$76,156	$354,759,781	$(208,468,231)	$146,367,706

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Interim Condensed Consolidated Statement of Cash Flows

For the three months ended December 31, 2022 and 2021

(Unaudited)

	2022	2021

Cash Flows used in Operating Activities
Net loss	$(12,971,718)	$(10,882,367)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	5,346,508	3,908,771
Changes in working capital balances related to operations:
Incentive and tax receivables	(901,851)	3,764,678
Prepaid expenses and deposits	(301,481)	(22,311)
Accounts payable	1,463,484	(104,992)
Accrued liabilities	1,097,869	(164,734)
Deferred grant income	472,932	—
Net cash used in operating activities	(5,794,257)	(3,500,955)

Cash Flows provided by Financing Activities
Issuance of common shares	—	2,312,785
Share issue costs	—	(146,717)
Proceeds from exercise of stock options	258,244	373,497
Net cash provided by financing activities	258,244	2,539,565

Decrease in cash and cash equivalents during the period	(5,536,013)	(961,390)
Cash and cash equivalents, beginning of period	149,157,861	152,107,745
Cash and cash equivalents, end of period	$143,621,848	$151,146,355

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$50,077	$—

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

Note 1 Business Description

Business

Anavex Life Sciences Corp. (“Anavex” or the “Company”) is a clinical stage biopharmaceutical company engaged in the development of differentiated therapeutics by applying precision medicine to central nervous system (“CNS”) diseases with high unmet need. Anavex analyzes genomic data from clinical trials to identify biomarkers, which are used in the analysis of its clinical trials for the treatment of neurodegenerative and neurodevelopmental diseases.

The Company’s lead compound ANAVEX®2-73 is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a rare severe neurological monogenic disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”).

Note 2 Basis of Presentation

Basis of Presentation

These accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain information and note disclosures normally included in the annual financial statements in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2022 was derived from the audited annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 28, 2022. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.

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

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

Management believes that the current working capital position will be sufficient to meet the Company’s working capital requirements beyond the next 12 months after the date that these interim condensed consolidated financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, incentive income receivable, valuation and recoverability of deferred tax assets, stock-based compensation, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Coronavirus Disease 2019 (COVID-19)

The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, did not have a material impact on the Company’s result of operations or financial condition for the quarter ended December 31, 2022. However, the future course of the pandemic could have adverse effects in the U.S and global economies and thus negatively impact our business and financial results.

Principles of Consolidation

These consolidated financial statements include the accounts of Anavex Life Sciences Corp. and its wholly-owned subsidiaries, Anavex Australia Pty Limited (“Anavex Australia”), a company incorporated under the laws of Australia, Anavex Germany GmbH, a company incorporated under the laws of Germany, and Anavex Canada Ltd., a company incorporated under the laws of the Province of Ontario, Canada. All inter-company transactions and balances have been eliminated.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

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

At December 31, 2022 and September 30, 2022, the Company did not have any Level 3 assets or liabilities.

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

As of December 31, 2022 loss per share excludes 13,525,296 (December 31, 2021: 11,403,769) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). ASU 2021-10 increases the disclosure requirements for annual reporting periods relating to material government assistance transactions on the entity’s financial statements and any significant terms and conditions of the agreements including commitments and contingencies. The new standard was effective for the Company on October 1, 2022 but only impacts annual financial statement footnote disclosures. The adoption of ASU 2021-10 is expected to impact the disclosures related to the research and development incentive income that the Company receives from the Australian Tax Office (“ATO”) for its clinical trials in Australia.

Note 3 Other Income

Grant Income

As of December 31, 2022, the Company had received $995,862 in a research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 related to Parkinson’s disease. Of the total, $497,931 was received during the three months ended December 31, 2022 and $497,931 was received during the year ended September 30, 2021.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

The grant income has been deferred when received and is being amortized to other income as the related research and development expenditures are incurred. During the three months ended December 31, 2022, the Company recognized $25,000 (2021: $0) of this grant on its statements of operations as grant income. At December 31, 2022, an amount of $916,763 (September 30, 2022: $443,831) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statement of operations as the relating expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia, of the Australian research and development tax incentive credit (the “Tax Incentive Credit”).

During the three months ended December 31, 2022 the Company recorded research and development incentive income of $733,590 (AUD 1,116,618) (2021: $810,730 (AUD 1,116,362)) in respect of the Tax Incentive Credit for eligible research and development expenses incurred during the period.

The Company evaluates its eligibility under the tax incentive program as of each balance sheet date based on the most current and relevant data available. Although the Company believes that it complies with all the relevant conditions of the program, the Company may be subject to pre-issue review or audit by the ATO and, the ATO may have different interpretations of certain eligibility requirements. Currently, the Company’s tax incentive claims from 2018 to 2022 are open to potential review or audit by the ATO.

Note 4 Accrued Liabilities

The principal components of accrued liabilities consists of:

	December 31,	September 31,
	2022	2022
Accrued clinical site and patient visits costs	$2,212,464	$2,031,105
Accrued compensation and benefits	1,249,205	1,297,337
Fixed contract accruals	1,076,630	417,414
All other accrued liabilities	2,504,523	2,199,097
Total accrued liabilities	$7,042,822	$5,944,953

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

December 31, 2022

(Unaudited)

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the three months ended December 31, 2022, no shares were sold pursuant to the Offering. During the three months ended December 31, 2021, 99,588 shares were sold for gross proceeds of $2,312,785 (net proceeds of $2,149,701). At December 31, 2022, an amount of $142,407,882 (September 30, 2022: $142,407,882) was registered pursuant to an effective registration statement and remained available to be sold under the Sales Agreement.

Note 6 Commitments and Contingencies

Leases

During the three months ended December 31, 2022, the Company incurred office lease expense of $30,070 (2021: $4,845).

Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all United States based employees. United States based employees eligible to participate in the plan may contribute up to the current statutory limits under the Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of contributing employees. During the three months ended December 31, 2022, the Company made $43,646 (2021: $22,682) in matching contributions under the 401(k) plan.

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

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

Share Purchase Warrants

At December 31, 2022 and September 30, 2022, the Company had 160,000 warrants outstanding at a weighted average exercise price of $3.72 as follows:

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

2022 Stock Option Plan

On March 25, 2022, the Board approved the 2022 Omnibus Incentive Plan (the “2022 Plan”). The 2022 Plan was approved by stockholders on May 24, 2022. Under the terms of the 2022 Plan, 10,000,000 additional shares of Common Stock will be available for issuance under the plan. Any awards outstanding under a previous stock option plan will remain subject to and be paid under such plan, and any shares subject to outstanding awards under a previous plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2022 Plan.

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant and shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. At December 31, 2022 2,378,000 options had been issued under the 2022 Plan and 8,078,453 options were available for issue under the 2022 Plan.

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

A summary of the status of Company’s outstanding stock options is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	intrinsic value
	Shares	Price ($)	Fair Value ($)	($)
Outstanding, September 30, 2021	11,330,903	5.74		140,132,451
Granted	2,358,000	10.13	7.07
Forfeited	(118,750)	6.86	5.23
Exercised	(400,537)	2.52	1.88	4,201,015
Outstanding, September 30, 2022	13,169,616	6.61		62,267,309
Granted	325,000	12.43	8.17
Forfeited	(40,000)	7.51	2.52
Exercised	(89,320)	2.89	2.44	591,993
Outstanding, December 31, 2022	13,365,296	6.78		50,676,617
Exercisable, December 31, 2022	8,795,293	4.51		45,930,627

The following summarizes information about stock options at December 31, 2022 by a range of exercise prices:

						Weighted
			Weighted			average
			average			exercise
		Number of	remaining	Weighted		price
Range of exercise prices		outstanding	contractual	average	Number of	options
From	To	options	life (in years)	exercise price	vested options	vested
$0.92	2.96	3,850,742	4.86	2.29	3,844,908	2.29
$3.15	4.80	2,042,500	5.09	3.30	2,032,500	3.29
$5.04	8.98	3,927,054	5.80	6.29	2,374,554	6.31
$9.20	13.01	1,968,000	9.04	10.73	154,581	12.27
$13.22	24.58	1,577,000	8.24	18.51	388,750	18.80
		13,365,296			8,795,293

The weighted average grant date fair value of options vested during the three months ended December 31, 2022 was $4.40 (2021: $2.85). At December 31, 2022, the weighted average contractual life of options outstanding was 6.18 years (September 30, 2022: 6.40 years) and for options exercisable was 4.83 years (September 30, 2022: 5.1 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2022.

During the three months ended December 31, 2022, the Company recognized stock-based compensation expense of $5,346,508 (2021: $3,908,771) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	2022	2021
General and administrative	$1,742,524	$1,671,725
Research and development	3,603,984	2,237,046
Total stock-based compensation	$5,346,508	$3,908,771

Anavex Life Sciences Corp.

Notes to the Interim Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

An amount of approximately $16,340,941 in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2025.

The fair value of each option award granted during the three months ended December 31, 2022 and 2021 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2022	2021
Risk-free interest rate	4.07%	1.37%
Expected life of options (years)	4.98	6.50
Annualized volatility	84.01%	96.79%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the three months ended December 31, 2022 and 2021 was determined with reference to the quoted market price of the Company’s shares on the grant date.

Note 7 Subsequent Events

Subsequent to December 31, 2022, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby the Company has the right, in its sole discretion, to sell to LPC up to $150,000,000 in value of shares of the Company’s common stock from time to time over a 36-month period pursuant to the terms of the Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “potential,” “predict”, “could,” “would,” “will,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

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

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, (“FDA”), and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical studies and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2022. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Company”, and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly indicates otherwise.

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

Clinical Trials Overview

Alzheimer’s Disease

In November 2016, we completed a Phase 2a clinical trial, consisting of Part A and Part B, which lasted a total of 57 weeks, for ANAVEX®2-73 in mild-to-moderate Alzheimer’s patients. This open-label randomized trial in Australia met both primary and secondary endpoints and was designed to assess the safety and exploratory efficacy of ANAVEX®2-73 in 32 patients. ANAVEX®2-73 targets sigma-1 and muscarinic receptors, which have been shown in preclinical studies to reduce stress levels in the brain believed to restore cellular homeostasis and to reverse the pathological hallmarks observed in Alzheimer’s disease. In October 2017, we presented positive pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data from the Phase 2a clinical trial, which established a concentration-effect relationship between ANAVEX®2-73 and trial measurements. These measures obtained from all patients who participated in the entire 57 weeks include exploratory cognitive and functional scores as well as biomarker signals of brain activity. Additionally, the clinical trial appeared to show that ANAVEX®2-73 activity was enhanced by its active metabolite (ANAVEX19-144), which also targets the SIGMAR1 receptor and has a half-life approximately twice as long as the parent molecule.

Two consecutive trial extensions for the Phase 2a trial have allowed participants who completed the 52-week Part B of the trial to continue taking ANAVEX®2-73, providing an opportunity to gather extended safety data for a cumulative time period of five years. In August 2020, patients completing these Phase 2a trial extensions were granted continued access to treatment with ANAVEX®2-73 through the Australian Government Department of Health – Therapeutic Goods Administration’s compassionate use Special Access Scheme.

A larger Phase 2b/3 double-blind, placebo-controlled trial of ANAVEX®2-73 in Alzheimer’s disease commenced in August 2018. The Phase 2b/3 trial enrolled 509 patients, which were treated with a convenient once-daily oral formulation of ANAVEX®2-73 for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial took place at 52 sites across North America, Europe and Australia. Primary and secondary endpoints to assess safety and both cognitive and functional efficacy, were measured through the Alzheimer’s Disease Assessment Scale – Cognitive Subscale test (“ADAS-Cog”), Alzheimer’s Disease Cooperative Study – Activities of Daily Living (“ADCS-ADL”) and Clinical Dementia Rating – Sum of Boxes for cognition and function (“CDR-SB”). In addition to the primary endpoints, the ANAVEX®2-73 Phase 2b/3 trial design incorporated pre-specified statistical analyses related to potential genomic precision medicine biomarkers previously identified in the ANAVEX®2-73 Phase 2a clinical trial. The trial completed in mid-2022 and, in December 2022, the Company presented positive topline results from the Phase 2b/3 clinical trial.

ANAVEX®2-73 met the co-primary endpoints ADAS-Cog and ADCS-ADL and key secondary endpoint CDR-SB. ANAVEX®2-73 treatment slowed decline of cognition and function in patients with early Alzheimer’s disease over 48 weeks. Patients treated with ANAVEX®2-73 had 1.84 times higher odds, or likelihood, to improve cognitively compared to placebo, with a ADAS-Cog score threshold change of -0.5 points or better [Odds Ratio = 1.84 (p = 0.015)]. At clinically significant levels of improvement in function (ADCS-ADL score threshold change of +3.5 points or better), patients treated with ANAVEX®2-73 had 2.67 times higher odds, or likelihood, to improve function compared to placebo [Odds Ratio = 2.67 (p = 0.0255)]. Additionally, treatment with ANAVEX®2-73 reduced cognitive decline at end of treatment, measured with the ADAS-Cog, as compared to placebo, by 45%, representing a treatment difference in mean score change of -1.85 points (p=0.033). Compared to placebo, ANAVEX®2-73 reduced clinical decline of cognition and function by 27% with mean score difference of -0.42 points (p=0.040) as measured by the CDR-SB. ANAVEX®2-73 was generally safe and well tolerated. All statistical analyses were performed by outside consultancy companies.

In October 2019, we initiated a long-term open label extension study of ANAVEX®2-73, entitled the ATTENTION-AD trial, for patients who have completed the 48-week Phase 2b/3 placebo-controlled trial referenced above. This trial extension for an additional two years gives patients the opportunity to continue their treatment.

Rett Syndrome

In February 2016, we presented positive preclinical data for ANAVEX®2-73 in Rett syndrome, a rare neurodevelopmental disease. The data demonstrated dose related and significant improvements in an array of behavioral and gait paradigms in a mouse model with an MECP2-null mutation that causes neurological symptoms that mimic Rett syndrome. The study was funded by the International Rett Syndrome Foundation (“Rettsyndrome.org”). In January 2017, we were awarded a financial grant from Rettsyndrome.org of a minimum of $0.6 million to cover some of the costs of a multicenter Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. This award was received in quarterly instalments which commenced during fiscal 2018.

In March 2019, we commenced the first Phase 2 clinical trial in a planned Rett syndrome program of ANAVEX®2-73 for the treatment of Rett syndrome. The clinical trials are being conducted in a range of patient age demographics and geographic regions, utilizing an oral liquid once-daily formulation of ANAVEX®2-73.

The first Phase 2 trial, (ANAVEX®2-73-RS-001), which took place in the United States, was completed in December 2020. This trial was a randomized double-blind, placebo-controlled safety, tolerability, PK and efficacy trial of oral liquid ANAVEX®2-73 formulation in 25 adult female patients with Rett syndrome over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. The primary endpoint of the trial was safety. The dosing of 5 mg ANAVEX®2-73 was well-tolerated and demonstrated dose-proportional PK. All secondary efficacy endpoints of the trial showed statistically significant and clinically meaningful response in the Rett Syndrome Behaviour Questionnaire (“RSBQ”) response, when compared to placebo, in the intent to treat (“ITT”) cohort (all participants, p = 0.011). 66.7% of ANAVEX®2-73 treated subjects showed a statistically significant improvement in RSBQ response as compared to 10% of the subjects on placebo in the ITT cohort (all participants, p = 0.011). ANAVEX®2-73 treatment resulted in a sustained improvement in Clinical Global Impression Improvement (CGI-I) response throughout the 7-week clinical trial, when compared to placebo in the ITT cohort (all participants, p = 0.014). Consistent with previous ANAVEX®2-73 clinical trials, patients carrying the common form of the SIGMAR1 gene treated with ANAVEX®2-73 experienced stronger improvements in the prespecified efficacy endpoints.

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

In July 2020, we commenced the third trial of ANAVEX®2-73 for the treatment of Rett syndrome, called the EXCELLENCE trial. This Phase 2/3 trial in pediatric patients with Rett syndrome includes trial sites in Australia, the United Kingdom and Canada, and will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 84 pediatric patients, aged 5 to 18, over a 12-week treatment period incorporating ANAVEX®2-73 specific precision medicine biomarkers. This trial completed enrollment in February 2023, exceeding the original enrollment target and topline results are expected in the second half of 2023. All patients who participate in the trial will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol, which is currently ongoing.

Parkinson’s Disease

In September 2016, we presented positive preclinical data for ANAVEX®2-73 in an animal model of Parkinson’s disease, which demonstrated significant improvements on behavioral, histopathological, and neuroinflammatory endpoints. The study was funded by the Michael J. Fox Foundation. Additional data announced in October 2017 indicated that ANAVEX®2-73 induced robust neurorestoration in experimental Parkinsonism. We believe the encouraging results we have gathered in this preclinical model, coupled with the favorable profile of this product candidate in the Alzheimer’s disease trial, support the notion that ANAVEX®2-73 has the potential to treat Parkinson’s disease dementia.

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

In January 2021, we were awarded a research grant of $1.0 million from The Michael J. Fox Foundation for Parkinson’s Research to develop ANAVEX®2-73 for the treatment of Parkinson’s disease. The award will explore utilization of PET imaging biomarkers to enable measurement of target engagement and pathway activation of the SIGMAR1 with clinically relevant doses including in people with Parkinson’s disease.

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

Based on these results, and ANAVEX®3-71’s pre-clinical profile, we intend to advance ANAVEX®3-71 into a biomarker-driven clinical development dementia program for the treatment of schizophrenia, FTD and Alzheimer’s disease, evaluating longitudinal effect of treatment with ANAVEX®3-71. We believe the results of these clinical trials and preclinical study could serve as a basis for advancing into respective registration trials in the U.S.

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

The trial completed and, in December 2022, the Company presented positive topline results from the Phase 2b/3 clinical trial. ANAVEX®2-73 met the co-primary endpoints ADAS-Cog and ADCS-ADL and key secondary endpoint CDR-SB as further described above under Clinical Trials Overview – Alzheimer’s Disease.

We believe preclinical data from our studies also supports further research into the use of ANAVEX®2-73 as a potential platform drug for other neurodegenerative diseases beyond Alzheimer’s disease, Parkinson’s disease or Rett syndrome, more specifically, epilepsy, infantile spasms, Fragile X syndrome, Angelman syndrome, multiple sclerosis, and, more recently, tuberous sclerosis complex (TSC). ANAVEX®2-73 demonstrated significant improvements in all of these indications in the respective preclinical animal models.

In a preclinical study sponsored by the Foundation for Angelman Syndrome, ANAVEX®2-73 was assessed in a mouse model for the development of audiogenic seizures. The results indicated that ANAVEX®2-73 administration significantly reduced audiogenic-induced seizures in mice. In a study sponsored by FRAXA Research Foundation regarding Fragile X syndrome, data demonstrated that ANAVEX®2-73 restored hippocampal brain-derived neurotrophic factor (BDNF) expression to normal levels. BDNF under-expression has been observed in many neurodevelopmental and neurodegenerative pathologies. BDNF signaling promotes maturation of both excitatory and inhibitory synapses. ANAVEX®2-73 normalization of BDNF expression could be a contributing factor for the positive preclinical data observed in both neurodevelopmental and neurodegenerative disorders like Angelman and Fragile X syndromes.

In addition, preclinical data to-date also indicates that ANAVEX®2-73 has the potential to demonstrate protective effects of mitochondrial enzyme complexes during pathological conditions, which, if impaired, may play a role in the pathogenesis of neurodegenerative and neurodevelopmental diseases.

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

A preclinical study examined the response of ANAVEX®3-71 in aged transgenic animal models and showed a significant reduction in the rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX®3-71. In April 2016, the FDA granted Orphan Drug Designation to ANAVEX®3-71 for the treatment of FTD.

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

In July 2020, we commenced the first Phase 1 clinical trial of ANAVEX®3-71. The trial took place in Australia and was a double-blind, randomized, placebo-controlled, Phase 1 trial to evaluate safety and tolerability, and PK of oral escalating doses of ANAVEX®3-71 including effects of food and gender in healthy volunteers. The trial met its primary and secondary endpoints of safety, respectively, with no serious adverse events (SAEs) or dose-limiting toxicities observed, as more fully described above under Clinical Trials Overview – Frontotemporal Dementia.

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

Our Target Indications

We are developing compounds with potential application to two broad categories and several specific indications, including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2022, an estimated 6.5 million Americans were suffering from Alzheimer’s disease. The Alzheimer’s Association® estimates that by 2050, this number is expected to rise to 12.7 million Americans. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. We believe that there is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease currently is estimated to afflict more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to reach $11.5 billion by 2029, according to GlobalData.

●	Rett syndrome – Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Depression – Depression is a major cause of morbidity worldwide according to the World Health Organization. The global antidepressant drug market is projected to reach $21 Billion by 2030 according to Allied Market Research. Pharmaceutical treatment for depression has been historically dominated by blockbuster brands. However, the dominance of the leading brands is waning, largely due to an increase in the number of approvals for antidepressant drugs.

●	Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma – Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for a large majority of skin cancer deaths. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to iHealthcareAnalyst, Inc. the worldwide malignant melanoma market is expected to grow to $7.5 billion by 2029.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. Cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $10.1 billion by the end of 2030 according to Market Research Future.

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 62,000 new cases of pancreatic cancer will be diagnosed this year and approximately 50,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by Market Data Forecast predict that the market for the global pharmaceutical treatment of pancreatic cancer will increase to $3.73 billion by 2027.

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to seventeen U.S. patents, nineteen U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own three issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these three patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these three patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. The third of these three patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. We also own two issued U.S. patents for seizure treatment. The first of these two patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these two patents further claims a combination seizure treatment involving administration of an anti-epilepsy drug combined with (i) ANAVEX®19-144, or (ii) ANAVEX 19-144® and ANAVEX 2-73®. Both patents are expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own three issued U.S. patents with claims directed to treating neurodevelopmental disorders. These patents claim methods for treating a neurodevelopmental disorder, multiple sclerosis, or their related biochemical and functional abnormalities by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41 (another sigma receptor ligand similar to ANAVEX®2-73), or compositions thereof. All three patents are expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims crystalline forms of ANAVEX®19-144, dosage forms and compositions containing the crystalline forms of ANAVEX®19-144, and methods of treatment for Alzheimer’s disease. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. Further, we own one issued U.S. Patent with claims directed to methods of treating cardiac dysfunction with ANAVEX®2-73. This patent is expected to expire in July 2038, absent any patent term extension for regulatory delays. Additionally, we own one issued U.S. Patent with claims directed to methods of treating insomnia or anxiety with ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. This patent is expected to expire in September 2038, absent any patent term extension for regulatory delays.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2022.

Financial Overview

The following discussion should be read in conjunction with our interim condensed consolidated financial statements and related notes thereto contained elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. The discussion contains forward-looking statements, which involve a number of risks and uncertainties. See “Forward Looking Statements” included elsewhere in this report.

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

Comparison of the three months ended December 31, 2022 and 2021

Operating Expenses

Total operating expenses for the quarter ended December 31, 2022 were $15.4 million, compared to $11.7 million for the comparable quarter ended December 31, 2021.

Our research and development expenses for the three months ended December 31, 2022 were $12.1 million, as compared to $8.7 million for the three months ended December 31, 2021. The increase in research and development expenses is primarily related to (i) an increase in personnel costs of $0.7 million and an increase in stock based compensation expense of $1.4 million as a result of the expansion of our team engaged in research and development activities, (ii) an increase of approximately $0.7 million over the comparable period, relating to the manufacture of additional clinical trial supplies for both our ANAVEX®2-73 and ANAVEX®3-71 programs and (iii) an increase in costs associated with expanded enrollment in our EXCELLENCE trial.

The following table summarizes our research and development expenses for the quarter ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Cost of external service providers	$6,054	$4,258
Personnel costs	2,381	1,649
Stock-based compensation	3,604	2,237
License fees	—	500
Other common costs	28	12
Total research and development costs	$12,067	$8,656

During the quarter ended December 31, 2022 and 2021, external service providers cost by product candidate was as follows (in thousands):

	2022	2021
ANAVEX®2-73	$5,240	$3,908
ANAVEX®3-71	712	324
All other product candidates	—	2
Other external service provider costs	102	24
Total external service provider costs	$6,054	$4,258

General and administrative expenses were $3.3 million for the three months ended December 31, 2022, as compared to $3.1 million for the same quarter of fiscal 2022, an increase of $0.2 million mostly relating to an increase in professional and IP related costs.

During the quarter, we utilized cash and cash equivalents of $5.8 million to fund our operations, compared to $3.5 million during comparable quarter in fiscal 2022. Our cash position was $143.6 million at December 31, 2022 compared to $149.2 million at our fiscal year ended September 30, 2022.

We expect to continue an increase in our research and development expenditures as we advance our ANAVEX®2-73 clinical trials, including planned advancement of ANAVEX®2-73 for Parkinson’s disease program, planned initiation of a Fragile X clinical program, ongoing extension trials of our current clinical programs, continued advancement of our other pipeline compounds such as ANAVEX®3-71, and as we continue to add additional staffing to manage and support these clinical initiatives.

Other income (net)

The net amount of other income for the three months ended December 31, 2022 was $2.4 million as compared to $0.9 million for the comparable three months ended December 31, 2021. The increase in other income for the quarter is primarily related to an increase in return on excess cash invested in cash equivalents as well as a foreign exchange gain relating to the recovery of the Australian dollar relative to the US dollar during the period.

Net loss

Net loss for the current quarter was $13.0 million, or $0.17 per share, as compared to $10.9 million, or $0.14 per share in the comparative quarter of fiscal 2022. The increase in net loss for the quarter is primarily related to increased research and development fees as discussed above.

Liquidity and Capital Resources

Working Capital

	December 31, 2022	September 30, 2022
Current Assets	$148,371,922	$152,704,603
Current Liabilities	13,247,846	10,213,561
Working Capital	$135,124,076	$142,491,042

At December 31, 2022, we had current assets of $148.4 million, a decrease of $4.3 million from September 30, 2022. The decrease in current assets relates mostly to cash used in operations of $5.8 million for the quarter ended December 31, 2022.

At December 31, 2022, we had current liabilities of $13.2 million, an increase of $3.0 million from September 30, 2022. A portion of this increase relates to an increase in deferred grant income of $0.5 million relating to amounts received during the quarter for a research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. Other increases in current liabilities relate to amounts owed at period end for manufacturing of additional clinical trial supplies for use in future studies.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

The following table summarizes cash flows during the three months ended December 31, 2022 and 2021:

	2022	2021
Net cash flows used in operating activities	$(5,794,257)	$(3,500,955)
Net cash flows from financing activities	258,244	2,539,565
Decrease in cash and cash equivalents	$(5,536,013)	$(961,390)

Cash flow used in operating activities

Net cash used in operating activities for the three months ended December 31, 2022 was $5.8 million, compared to $3.5 million during the comparable quarter ended December 31, 2021. The principal reason for this increase in net cash used in operating activities in the current period is due to the receipt of the Company’s annual research and development incentive income refund in the comparable quarter.

Cash flow provided by financing activities

Cash provided by financing activities for the quarter ended December 31, 2022 was $0.3 million, attributable to the exercise of employee stock options, while cash provided by financing activities for the quarter ended December 31, 2021 was $2.5 million, primarily attributable to the sale of common shares at various market prices under the Sales Agreement, described below.

Other Financings

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

No shares were sold during the quarter ended December 31, 2022 under the Sales Agreement.

During the quarter ended December 31 2021, 99,588 shares were sold under the Sales Agreement for gross proceeds of $2.3 million (net proceeds of $2.1 million after deducting commissions and offering expenses).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We prepare our interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the SEC on November 28, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which our Company or our subsidiaries are a party or of which any of their property is subject. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder holding more than 5% of our shares, is an adverse party or has a material interest adverse to our or our subsidiaries’ interest.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 28, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 3, 2023 (the “Execution Date”), the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (“RRA”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company, whereby the Company has the right, in its sole discretion, to sell to LPC up to $150,000,000 in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) from time to time over a 36 month period pursuant to the terms of the Purchase Agreement.

On any business day and subject to certain customary conditions, the Company may direct LPC to purchase up to 200,000 shares of Common Stock (such purchases, “Regular Purchases”). The amount of a Regular Purchase may increase under certain circumstances based on the market price of the Common Stock; provided, however, that LPC’s committed obligation under any Regular Purchase shall not exceed $4,000,000. The purchase price of shares of Common Stock will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement. There are no limits on the price per share that LPC may pay to purchase Common Stock under the Purchase Agreement. In addition, if the Company has directed LPC to purchase the full amount of Common Stock available as a Regular Purchase on a given day, it may direct LPC to purchase additional amounts as “accelerated purchases” and “additional accelerated purchases” as set forth in the Purchase Agreement.

The Purchase Agreement limits the Company’s sale shares of Common Stock to LPC to 15,606,426 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the date of the Purchase Agreement unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of Common Stock to LPC under the Purchase Agreement equals or exceeds the lower of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the Execution Date or (B) the average of the closing price of the Common Stock on the Nasdaq Capital Market for the five Business Days immediately preceding the Execution Date.

The Purchase Agreement also prohibits the Company from directing LPC to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of Common Stock, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock. The Purchase Agreement does not limit the Company’s ability to raise capital from other sources at its sole discretion; provided, however, that the Company shall not enter into any “Variable Rate Transaction” as defined in the Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities, but excluding any “At-the-Market” offering with a registered broker-dealer, during the 36 month term of the Purchase Agreement.

In consideration for entering into the Purchase Agreement, the Company will issue to LPC 75,000 shares of Common Stock as a commitment fee and shall issue up to 75,000 shares pro rata as up to $150,000,000 of shares of our common stock are purchase by LPC at our discretion from time to time, in accordance with the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to LPC. The Company expects that any proceeds received by the Company from such sales to LPC will be used for working capital and general corporate purposes.

ITEM 6. EXHIBIT

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
(4)	Instruments Defining the Rights of Security Holders
4.1	Registration Rights Agreement, dated February 3, 2023, by and between the Company and Lincoln Park Capital Fund, LLC
(10)	Material Contracts
10.1	Purchase Agreement dated February 3, 2023 by and between the Company and Lincoln Park Capital Fund, LLC
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1**	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: February 7, 2023

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: February 7, 2023