Form 10-Q
period 2023-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2023-05-09
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,837,723 shares of common stock outstanding as of May 8, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anavex Life Sciences Corp.

Condensed Interim Consolidated Financial Statements

March 31, 2023

(Unaudited)

Anavex Life Sciences Corp.

Condensed Interim Consolidated Balance Sheets

As at March 31, 2023 and September 30, 2022

(Unaudited)

	March 31,	September 30,
	2023	2022

Assets
Current
Cash and cash equivalents	$153,466,962	$149,157,861
Incentive and tax receivables	4,737,661	3,192,580
Prepaid expenses and other current assets	981,774	354,162
Total Assets	$159,186,397	$152,704,603

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$6,281,742	$3,824,777
Accrued liabilities - Note 4	6,822,838	5,944,953
Deferred grant income - Note 3	916,763	443,831
Total Liabilities	14,021,343	10,213,561

Commitments and Contingencies - Note 6	-	-

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	—	—
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
80,235,398 common shares (September 30, 2022 -77,942,815)	80,236	77,944
Additional paid-in capital	416,727,598	387,976,881
Accumulated deficit	(271,642,780)	(245,563,783)
Total Stockholders' Equity	145,165,054	142,491,042
Total Liabilities and Stockholders' Equity	$159,186,397	$152,704,603

See Accompanying Notes to Condensed Interim Consolidated Financial Statements

Anavex Life Sciences Corp.

Condensed Interim Consolidated Statements of Operations

For the three and six months ended March 31, 2023 and 2022

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Operating expenses
General and administrative	$2,882,568	$2,915,158	$6,199,604	$5,982,109
Research and development	11,306,591	8,604,589	23,373,510	17,261,028
Total operating expenses	14,189,159	11,519,747	29,573,114	23,243,137
Operating loss	(14,189,159)	(11,519,747)	(29,573,114)	(23,243,137)

Other income (expenses)
Grant income	—	—	25,000	—
Research and development incentive income	749,681	835,513	1,483,271	1,646,243
Interest income, net	1,465,221	7,578	2,732,839	12,488
Other financing expense	(964,344)	—	(964,344)	—
Foreign exchange (loss) gain	(118,678)	268,645	247,305	324,008
Total other income, net	1,131,880	1,111,736	3,524,071	1,982,739
Net loss before provision for income taxes	(13,057,279)	(10,408,011)	(26,049,043)	(21,260,398)

Income tax expense, current	(50,000)	(29,800)	(29,954)	(59,780)

Net loss and comprehensive loss	$(13,107,279)	$(10,437,811)	$(26,078,997)	$(21,320,178)

Net Loss per share
Basic and diluted	$(0.17)	$(0.14)	$(0.33)	$(0.28)

Weighted average number of shares outstanding
Basic and diluted	78,304,363	76,248,603	78,138,940	76,121,792

See Accompanying Notes to Condensed Interim Consolidated Financial Statements

Anavex Life Sciences Corp.

Condensed Interim Consolidated Statements of Changes in Stockholders' Equity

For the three months ended March 31, 2023 and 2022

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Share proceeds Receivable	Accumulated Deficit	Total

Balance, January 1, 2023	78,032,135	$78,033	$393,581,544	—	$(258,535,501)	$135,124,076
Shares issued under 2023 purchase agreement						—
Initial Commitment shares	75,000	75	844,425	—	—	844,500
Purchase shares	2,075,000	2,075	18,150,425	—	—	18,152,500
Commitment shares	9,080	9	(9)	—	—	—
Shares issued upon exercise of stock options	44,183	44	181,149	—	—	181,193
Share based compensation	—	—	3,970,064	—	—	3,970,064
Net loss	—	—	—	—	(13,107,279)	(13,107,279)
Balance, March 31, 2023	80,235,398	$80,236	$416,727,598	$—	$(271,642,780)	$145,165,054

Balance, January 1, 2022	76,155,187	$76,156	$354,759,781	—	$(208,468,231)	$146,367,706
Shares issued upon exercise of stock options	39,700	40	123,386	—	—	123,426
Shares issued under Sales Agreement	966,801	967	12,489,713	(403,696)	—	12,086,984
Less: share issue costs	—	—	(374,720)	—	—	(374,720)
Stock based compensation	—	—	4,439,456	—	—	4,439,456
Net loss	—	—	—	—	(10,437,811)	(10,437,811)
Balance, March 31, 2022	77,161,688	$77,163	$371,437,616	$(403,696)	$(218,906,042)	$152,205,041

See Accompanying Notes to Condensed Interim Consolidated Financial Statements

Anavex Life Sciences Corp.

Condensed Interim Consolidated Statements of Changes in Stockholders' Equity

For the six months ended March 31, 2023 and 2022

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Share proceeds Receivable	Accumulated Deficit	Total

Balance, October 1, 2022	77,942,815	$77,944	$387,976,881	$—	$(245,563,783)	$142,491,042
Shares issued under 2023 purchase agreement
Initial Commitment shares	75,000	75	844,425	—	—	844,500
Purchase shares	2,075,000	2,075	18,150,425	—	—	18,152,500
Commitment shares	9,080	9	(9)	—	—	—
Shares issued upon exercise of stock options	133,503	133	439,304	—	—	439,437
Share based compensation	—	—	9,316,572	—	—	9,316,572
Net loss	—	—	—	—	(26,078,997)	(26,078,997)
Balance, March 31, 2023	80,235,398	$80,236	$416,727,598	$—	$(271,642,780)	$145,165,054

Balance, October 1, 2021	75,918,465	$75,920	$348,328,048	$—	$(197,585,864)	$150,818,104
Shares issued under Sales Agreement	1,066,389	1,066	14,802,398	(403,696)		14,399,768
Less: share issue costs	—	—	(537,806)	—	—	(537,806)
Shares issued upon exercise of stock options	176,834	177	496,746	—	—	496,923
Stock based compensation	—	—	8,348,230	—	—	8,348,230
Net loss	—	—	—	—	(21,320,178)	(21,320,178)
Balance, March 31, 2022	77,161,688	$77,163	$371,437,616	$(403,696)	$(218,906,042)	$152,205,041

See Accompanying Notes to Condensed Interim Consolidated Financial Statements

Anavex Life Sciences Corp.

Condensed Interim Consolidated Statements of Cash Flows

For the six months ended March 31, 2023 and 2022

(Unaudited)

	2023	2022

Cash Flows used in Operating Activities
Net loss	$(26,078,997)	$(21,320,178)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash financing related charges	844,500	—
Stock-based compensation	9,316,572	8,348,230
Changes in working capital balances related to operations:
Incentive and tax receivables	(1,545,081)	2,667,844
Prepaid expenses and deposits	(627,612)	(109,056)
Accounts payable	2,456,965	(2,107,893)
Accrued liabilities	877,885	(619,386)
Deferred grant income	472,932	—
Net cash used in operating activities	(14,282,836)	(13,140,439)

Cash Flows provided by Financing Activities
Issuance of common shares	18,152,500	14,399,768
Share issue costs	—	(521,441)
Proceeds from exercise of stock options	439,437	496,923
Net cash provided by financing activities	18,591,937	14,375,250

Increase in cash and cash equivalents during the period	4,309,101	1,234,811
Cash and cash equivalents, beginning of period	149,157,861	152,107,745
Cash and cash equivalents, end of period	$153,466,962	$153,342,556

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$139,577	$141,374

See Accompanying Notes to Condensed Interim Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2023

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

The Company’s lead compound ANAVEX®2-73 is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a rare severe neurological monogenic disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”), and Fragile X syndrome.

Note 2 Basis of Presentation

Basis of Presentation

These accompanying unaudited condensed interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain information and note disclosures normally included in the annual financial statements in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These accompanying unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2022 was derived from the audited annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 28, 2022. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three and six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.

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

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2023

(Unaudited)

Management believes that the current working capital position will be sufficient to meet the Company’s working capital requirements beyond the next 12 months after the date that these condensed interim consolidated financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

Other than our rights related to the Sales Agreement and the Purchase Agreement (as defined below in Note 5), there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its research and development activities.

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

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2023

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

At March 31, 2023 and September 30, 2022, the Company did not have any Level 3 assets or liabilities.

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

As of March 31, 2023 loss per share excludes 15,001,613 (March 31, 2022: 11,510,319) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

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

Note 3 Other Income

Grant Income

As of March 31, 2023, the Company had received $995,862 in a research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 related to Parkinson’s disease. Of the total, $497,931 was received during the six months ended March 31, 2023, and $497,931 was received during the year ended September 30, 2021.

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2023

(Unaudited)

The grant income was recorded to deferred grant income when received and is being amortized to grant income as the related research and development expenditures are incurred. During the three and six months ended March 31, 2023, the Company recognized $0 and $25,000, respectively (2022: $0 and $0, respectively) of this grant on its statements of operations as grant income. At March 31, 2023, an amount of $916,763 (September 30, 2022: $443,831) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statement of operations as the related expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia, of the Australian research and development tax incentive credit (the “Tax Incentive Credit”).

During the three and six months ended March 31, 2023, the Company recorded research and development incentive income of $749,681 (AUD 1,099,134) and $1,483,271 (AUD 2,215,753), respectively (2022: 835,513 (AUD 1,146,955) and $1,646,243 (AUD 2,263,317), respectively) in respect of the Tax Incentive Credit for eligible research and development expenses incurred during the period.

The Company evaluates its eligibility under the tax incentive program as of each balance sheet date based on the most current and relevant data available. Although the Company believes that it complies with all the relevant conditions of the program, the Company may be subject to pre-issue review or audit by the ATO, and the ATO may have different interpretations of certain eligibility requirements. Currently, the Company’s tax incentive claims from 2018 to 2022 are open to potential review or audit by the ATO.

Note 4 Accrued Liabilities

The principal components of accrued liabilities consist of:

	March 31,	September 30,
	2023	2022
Accrued clinical site and patient visits costs	$2,168,950	$2,031,105
Accrued compensation and benefits	1,572,500	1,297,337
Fixed contract accruals	82,666	417,414
Milestone based contract accruals	1,041,930	137,337
All other accrued liabilities	1,956,792	2,061,760
Total accrued liabilities	6,822,838	5,944,953

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

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2023

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the six months ended March 31, 2023, no shares were sold pursuant to the Offering. During the six months ended March 31, 2022, 1,066,389 shares were sold for gross proceeds of $14,803,464 (net proceeds of $14,265,658). At March 31, 2023, an amount of $142,407,882 (September 30, 2022: $142,407,882) was registered pursuant to an effective registration statement and remained available to be sold under the Sales Agreement.

Purchase Agreement

On February 3, 2023, the Company entered into a $150,000,000 purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $150,000,000 in value of its shares of common stock from time to time over a three-year period until February 3, 2026.

In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 75,000 shares of common stock as a commitment fee (the “initial commitment shares”) and agreed to issue up to an additional 75,000 shares pro rata, when and if, Lincoln Park purchased, at the Company’s discretion, the $150,000,000 aggregate commitment. The Company determined the fair value of the initial commitment shares was $844,500 with reference to the closing price of the Company’s shares on the Purchase Agreement date. In addition, the Company incurred third party expenses of $119,844 in connection with entering into the Purchase Agreement. These amounts were expensed to other financing expense on the statement of operations during the three and six months ended March 31, 2023.

During the six months ended March 31, 2023, the Company issued to Lincoln Park an aggregate of 2,159,080 (2022: 0) shares of common stock under the 2023 Purchase Agreement, including 2,075,000 (2022: 0) shares of common stock for an aggregate purchase price of $18,152,500 (2022: $0) and 9,080 (2022: 0) commitment shares.

At March 31, 2023, an amount of $131,847,500 (September 30, 2022: $0) remained available under the 2023 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2023

(Unaudited)

Note 6 Commitments and Contingencies

Leases

During the three and six months ended March 31, 2023, the Company incurred office lease expense of $30,070 and $60,140, (2022: $16,488 and $21,333) respectively.

Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all United States based employees. United States based employees eligible to participate in the plan may contribute up to the current statutory limits under the Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of contributing employees. During the three and six months ended March 31, 2023, the Company made $56,230 and $99,876 (2022: $70,940 and $93,622), respectively, in matching contributions under the 401(k) plan.

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

Share Purchase Warrants

At March 31, 2023 and September 30, 2022, the Company had 160,000 warrants outstanding at a weighted average exercise price of $3.72 as follows:

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

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2023

(Unaudited)

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

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant and shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. As at March 31, 2023, 3,916,000 options had been issued under the 2022 Plan and 6,557,952 options were available for issuance under the 2022 Plan.

A summary of the status of Company’s outstanding stock options is presented below:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2021	11,330,903	5.74	—	140,132,451
Granted	2,358,000	10.13	7.07	—
Forfeited	(118,750)	6.86	5.23	—
Exercised	(400,537)	2.52	1.88	4,201,015
Outstanding, September 30, 2022	13,169,616	6.61		62,267,309
Granted	1,863,000	9.36	6.64	—
Exercised	(133,503)	3.29	2 59	868,537
Forfeited	(57,500)	11.73	9.09	—
Outstanding, March 31, 2023	14,841,613	6.97		43,709,206
Exercisable, March 31, 2023	9,937,362	4.78		43,099,822

The following summarizes information about stock options at March 31, 2023 by a range of exercise prices:

Range of exercises prices		Number of Outstanding	Weighted average remaining contractual Me	Weighted average	Number of vested	Weighted average
From	To	options	(in years)	exercise price	options	exercise price
$0.92	$2.96	3,834,559	4.60	$2.29	3,834,559	$2.29
$3.15	$4.80	2,022,500	4.82	$3.28	2,017,500	$3.28
$5.04	$8.98	5,307,054	6.72	$6.89	3,345,720	$6.08
$9.20	$13.01	2,118,000	8.87	$10.68	312,083	$11.94
$13.22	$24.58	1,559,500	7.99	$18.48	427,500	$18.90
		14,841,613	6.35	$6.97	9,937,362	$4.78

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2023

(Unaudited)

The weighted average grant date fair value of options vested during the six months ended March 31, 2023 was $3.67 (2022: $3.20). At March 31, 2023, the weighted average contractual life of options outstanding was 6.35 years (September 30, 2022: 6.40 years) and for options exercisable was 4.92 years (September 30, 2022: 5.1 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2023.

During the three and six months ended March 31, 2023, the Company recognized stock-based compensation expense of $3,970,064 and $9,316,572 (2022: $4,439,456 and $8,348,230), respectively, in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	Three months ended March 31,		Six months end March 31,
	2023	2022	2023	2022
General and administrative	$1,256,845	$1,577,831	$2,999,370	$3,249,557
Research and development	2,713,219	2,861,625	6,317,202	5,098,673
Total stock-based compensation	$3,970,064	$4,439,456	$9,316,572	$8,348,230

An amount of approximately $21,781,736 in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2026.

The fair value of each option award granted during the three and six months ended March 31, 2023 and 2022 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2023	2022
Risk-free interest rate	3.69%	1.40%
Expected life of options (years)	5.61	4.90
Annualized volatility	85.28%	95.88%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the three and six months ended March 31, 2023 and 2022 was determined with reference to the quoted market price of the Company’s shares on the grant date.

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

A larger Phase 2b/3 double-blind, placebo-controlled trial of ANAVEX®2-73 in Alzheimer’s disease commenced in August 2018. The Phase 2b/3 trial enrolled 509 patients, which were treated with a convenient once-daily oral formulation of ANAVEX®2-73 for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial took place at 52 sites across North America, Europe and Australia. Primary and secondary endpoints to assess safety and both cognitive and functional efficacy, were measured through the Alzheimer’s Disease Assessment Scale – Cognitive Subscale test (“ADAS-Cog”), Alzheimer’s Disease Cooperative Study – Activities of Daily Living (“ADCS-ADL”) and Clinical Dementia Rating – Sum of Boxes for cognition and function (“CDR-SB”). In addition to the primary endpoints, the ANAVEX®2-73 Phase 2b/3 trial design incorporated pre-specified statistical analyses related to potential genomic precision medicine biomarkers previously identified in the ANAVEX®2-73 Phase 2a clinical trial. The trial was completed in mid-2022 and, in December 2022, the Company presented positive topline results from the Phase 2b/3 clinical trial.

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

In October 2019, we initiated a long-term open label extension study of ANAVEX®2-73, entitled the ATTENTION-AD trial, for patients who have completed the 48-week Phase 2b/3 placebo-controlled trial referenced above. This trial extension for an additional two years, which is currently ongoing, gives patients the opportunity to continue their treatment.

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

The trial demonstrated that ANAVEX®2-73 was safe and well tolerated in oral doses up to 50 mg once daily. The results showed clinically meaningful, dose-dependent, and statistically significant improvements in the Cognitive Drug Research (“CDR”) computerized assessment system analysis. Treatment with ANAVEX®2-73 also resulted in clinically meaningful improvements as measured by the global composite score of Parkinson’s disease symptom severity, MDS-Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS”) total score on top of standard of care including dopaminergic therapy, levodopa and other anti-PD medications after 14 weeks of treatment, suggesting ANAVEX®2-73’s potential capability of slowing and reversing symptoms that progress in Parkinson’s disease. In addition, the trial confirmed the precision medicine approach of targeting SIGMAR1 as a genetic biomarker in response to ANAVEX®2-73 may result in improved clinical outcomes.

A 48-week Open Label Extension (“OLE”) ANAVEX2-73-PDD-EP-001 Phase 2 trial was offered to participants after completion of the double-blind placebo-controlled ANAVEX2-73-PDD-001 Phase 2 trial discussed above. The OLE trial assessed safety, tolerability and efficacy, measuring among others, MDS-Unified Parkinson’s Disease Rating Scale Parts I, II, III, REM Sleep Behavior Disorder Screening Questionnaire (RBDSQ), Clinical Global Impression – Improvement (CGI-I), as well as cognitive efficacy endpoint Montreal Cognitive Assessment (MoCA) over a 48-week period.

In March 2023, we reported the preliminary ANAVEX2-73-PDD-EP-001 OLE trial data, which demonstrated longitudinal beneficial effects of ANAVEX®2-73 on the prespecified primary and secondary objectives. Preliminary analysis reveals that ANAVEX®2-73 (blarcamesine) was found to be generally safe and well tolerated; and safety findings in this trial were consistent with the known safety profile of ANAVEX®2-73. In respect to efficacy, across all efficacy endpoints, patients performed better while on ANAVEX®2-73. While all patients were on drug holiday due to COVID-19 between the DB EOT and the OLE Baseline, the respective efficacy endpoints, including the MDS-UPDRS Part II + III and CGI-I, measured at the end of trial of the double-blind study (DB EOT) and the OLE Baseline, were worsening, as expected in a progressive disease like Parkinson’s. However, when patients resumed daily oral ANAVEX®2-73 treatment, a consistent improvement was observed during the extension phase from OLE Baseline through OLE Week 24, and OLE Week 48, respectively. These results are consistent with the pattern observed for all efficacy measures in the extension phase. The two endpoints, MDS-UPDRS Part II + III and CGI-I measured in this study are the planned primary and key secondary endpoints in our forthcoming pivotal 6-month Parkinson’s disease study.

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

In July 2018, we presented the results of a genomic DNA and RNA evaluation of the participants in the Phase 2a clinical trial. More than 33,000 genes were analyzed using unbiased, data driven, machine learning, artificial intelligence (AI) system for analyzing DNA and RNA data in patients treated with ANAVEX®2-73. The analysis identified genetic variants that impacted response to ANAVEX®2-73, among them variants related to the SIGMAR1, the target for ANAVEX®2-73. Results showed that trial participants with the common SIGMAR1 wild type gene variant, which is estimated to be about 80% of the population worldwide, demonstrated improved cognitive (MMSE) and functional (ADCS-ADL) scores. The results from this evaluation supported the continued evaluation of genomic information in subsequent clinical trials, since these signatures can now be applied to neurological indications tested in future clinical trials with ANAVEX®2-73 including Alzheimer’s disease, Parkinson’s disease dementia and Rett syndrome.

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

Our Target Indications

We are developing compounds with potential application to two broad categories and several specific indications, including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2023, an estimated 6.7 million Americans age 65 and older are suffering from Alzheimer’s disease. The Alzheimer’s Association® estimates that the annual number of new cases of Alzheimer’s and other dementias is projected to double by 2050. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. We believe that there is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease currently is estimated to afflict more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to reach $11.5 billion by 2029, according to GlobalData.

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

•	Fragile X – Fragile X syndrome (FXS) is the most prevalent genetic form of intellectual disability and autism spectrum disorder, primarily affecting boys. As with most neurodevelopmental disorders, FXS is considered a condition of synaptic development and function. The disease has a range of clinical presentations depending on the specific genetic changes associated with an “expansion” of the FMR1 gene. The disease is characterized by deficits in long-term potentiation and homeostatic plasticity. FXS has been detected in all populations and ethnic groups. Researchers do not know the exact number for how many Americans could have full mutation FXS. Studies estimate that the disease affects approximately 1:4,000 males and 1:6,000-8,000 females. Worldwide, more than 1,400,000 people could be affected by FXS.

●	Depression – Depression is a major cause of morbidity worldwide according to the World Health Organization. The global antidepressant drug market is projected to reach $21 Billion by 2030 according to Allied Market Research. Pharmaceutical treatment for depression has been historically dominated by blockbuster brands. However, the dominance of the leading brands is waning, largely due to an increase in the number of approvals for antidepressant drugs.

●	Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma – Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for a large majority of skin cancer deaths. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to iHealthcareAnalyst, Inc. the worldwide malignant melanoma market is expected to grow to $7.5 billion by 2029.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. Cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $10.1 billion by the end of 2030 according to Market Research Future.

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 62,000 new cases of pancreatic cancer will be diagnosed this year and approximately 50,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by Market Data Forecast predict that the market for the global pharmaceutical treatment of pancreatic cancer will increase to $3.73 billion by 2027.

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to eighteen U.S. patents, twenty-one U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own one issued U.S. patent entitled “A2-73 crystalline polymorph compositions of matter and methods of use thereof”. It claims crystals of A2-73 freebase or its fumarate salt, dosage forms and pharmaceutical formulations. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays. We own three issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these three patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these three patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. The third of these three patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. We also own two issued U.S. patents for seizure treatment. The first of these two patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144;

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

Financial Overview

The following discussion should be read in conjunction with our condensed interim consolidated financial statements and related notes thereto contained elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. The discussion contains forward-looking statements, which involve a number of risks and uncertainties. See “Forward Looking Statements” included elsewhere in this report.

We are in the development stage and have not earned any revenue since our inception in 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

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

Comparison of the three and six months ended March 31, 2023 and 2022

Operating Expenses

Total operating expenses for the quarter ended March 31, 2023 were $14.2 million, compared to $11.5 million for the comparable quarter ended March 31, 2022. Total operating expenses for the six months ended March 31, 2023 were $29.6 million, compared to $23.2 million for the comparable six month period ended March 31, 2022.

Our research and development expenses for the three months ended March 31, 2023 were $11.3 million, as compared to $8.6 million for the three months ended March 31, 2022. The increase in research and development expenses is primarily related to (i) an increase in personnel costs of $0.5 million as a result of the expansion of our team engaged in research and development activities, (ii) an increase of approximately $1.0 million over the comparable period, relating to the manufacture of additional clinical trial supply for ANAVEX®2-73 and ANAVEX®2-73 manufacturing development activities, (iii) an increase of approximately $0.40 million over the comparable period relating to the manufacture and associated Phase 1 activities for ANAVEX®3-71 tablets and (iv) an increase in clinical site costs associated with expanded enrollment in our EXCELLENCE trial.

Our research and development expenses for the six months ended March 31, 2023 were $23.4 million, as compared to $17.3 million for the six months ended March 31, 2022. The increase in research and development expenses is primarily related to (i) an increase in personnel costs of $1.2 million and an increase in stock-based compensation expense of $1.2 million as a result of the expansion of our team engaged in research and development activities, (ii) an increase of approximately $2.1 million over the comparable period, relating to manufacturing activities for both our ANAVEX®2-73 and ANAVEX®3-71 programs and (iii) an increase in costs associated with expanded enrollment in our EXCELLENCE trial.

The following table summarizes our research and development expenses for the three and six months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Cost of external service providers	$6,165	$3,823	$12,219	$8,081
Personnel costs	2,407	1,908	4,788	3,557
Stock-based compensation	2,713	2,862	6,317	5,099
License fees	—	—	—	500
Other common costs	22	12	50	24
Total research and development costs	$11,307	$8,605	$23,374	$17,261

During the three and six months ended March 31, 2023 and 2022, external service providers cost by product candidate was as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
ANAVEX®2-73	$5,510	$3,135	$10,750	$7,043
ANAVEX®3-71	528	590	1,240	914
All other product candidates	3	58	3	60
Other external service provider costs	124	40	226	64
Total external service provider costs	$6,165	$3,823	$12,219	$8,081

General and administrative expenses were $2.9 million for the three months ended March 31, 2023, as compared to $2.9 million for the same quarter of fiscal 2022. General and administrative expenses were consistent between both periods.

General and administrative expenses were $6.2 million for the six months ended March 31, 2023, as compared to $6.0 million for the same six-month period of fiscal 2022, an increase of $0.2 million mostly relating to an increase in professional and IP related costs.

During the first half of fiscal 2023, we utilized cash and cash equivalents of $14.3 million to fund our operations, compared to $13.1 million during the same period of fiscal 2022. Our cash position was $153.5 million at March 31, 2023 compared to $149.2 million at our fiscal year ended September 30, 2022.

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

Other income (net)

The net amount of other income for the three months ended March 31, 2023 was $1.1 million as compared to $1.1 million for the comparable three months ended March 31, 2022. An increase in interest income on excess cash invested was offset by a one time financing expense of $964,344 associated with entering into the 2023 Purchase Agreement (as described below).

The net amount of other income for the six months ended March 31, 2023 was $3.5 million as compared to $2.0 million for the comparable six-months ended March 31, 2022. The increase in other income for the quarter is primarily related to an increase in return on excess cash invested in cash equivalents.

Net loss

Net loss for the three months ended March 31, 2023, was $13.1 million, or $0.17 per share, as compared to $10.4 million, or $0.14 per share in the comparative quarter of fiscal 2022. The increase in net loss for the quarter is primarily related to increased research and development fees as discussed above.

Net loss for the six months ended March 31, 2023, was $26.1 million, or $0.33 per share, as compared to $21.3 million, or $0.28 per share in the comparative period of fiscal 2022. The increase in net loss for the six-month period is primarily related to increased research and development fees as discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2023	September 30, 2022
Current Assets	$159,186,397	$152,704,603
Current Liabilities	14,021,343	10,213,561
Working Capital	$145,165,054	$142,491,042

At March 31, 2023, we had current assets of $159.2 million, an increase of $6.5 million from September 30, 2022. The increase in current assets primarily relates to an increase in cash and cash equivalents of $4.3 million mainly due to $18.0 million in net proceeds received from issuance of common shares under the 2023 Purchase Agreement, described below, offset by cash used in operations of $14.3 million.

At March 31, 2023, we had current liabilities of $14.0 million, an increase of $3.8 million from September 30, 2022. A portion of this increase relates to an increase in deferred grant income of $0.5 million relating to amounts received during the quarter for a research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. Other increases in current liabilities relate to amounts owed at period end for manufacturing activities and programs and laboratory and analysis work relating to the ANAVEX®2-73 Phase 2b/3 clinical trial in Alzheimer’s disease.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

The following table summarizes cash flows during the six months ended March 31, 2023 and 2022:

	2023	2022
Net cash flows used in operating activities	$(14,282,836)	$(13,140,439)
Net cash flows from financing activities	18,591,937	14,375,250
Increase in cash and cash equivalents	$4,309,101	$1,234,811

Cash flow used in operating activities

Net cash used in operating activities for the six months ended March 31, 2023 was $14.3 million, compared to $13.1 million during the comparable period ended March 31, 2022. The principal reason for this increase in net cash used in operating activities in the current period is due to the increase in net loss over the comparable quarter.

Cash flow provided by financing activities

Cash provided by financing activities for the six months ended March 31, 2023 was $18.6 million, mainly attributable to the issuance of common shares under the 2023 Purchase Agreement, described below, while cash provided by financing activities for the six months ended March 31, 2022 was $14.4 million, primarily attributable to the sale of common shares at various market prices under the Sales Agreement, described below.

Other Financings

Purchase Agreement

On February 3, 2023, the Company entered into a $150,000,000 purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $150,000,000 in value of its shares of common stock from time to time over a three-year period until February 3, 2026.

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

In consideration for entering into the 2023 Purchase Agreement, the Company issued to Lincoln Park 75,000 shares of common stock as a commitment fee (the “initial commitment shares”) during the six months ended March 31, 2023 and agreed to issue up to 75,000 shares pro rata, when and if, Lincoln Park purchased, at the Company’s discretion, the $150,000,000 aggregate commitment.

During the six months ended March 31, 2023, the Company issued to Lincoln Park an aggregate of 2,159,080 (2022: Nil) shares of common stock under the 2023 Purchase Agreement, including 2,075,000 (2022: Nil) shares of common stock for an aggregate purchase price of $18.2 million (2022: $Nil) and 9,080 (2022: Nil) commitment shares.

As of March 31, 2023, an amount of $131.8 million in shares of our common stock remain available for purchase by Lincoln Park under the Purchase Agreement.

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

No shares were sold during the six months ended March 31, 2023 under the Sales Agreement.

During the six months ended March 31, 2022, 1,066,389 shares were sold under the Sales Agreement for gross proceeds of $14.8 million (net proceeds of $14.3 million after deducting commissions and offering expenses).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the SEC on November 28, 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 “Recent Accounting Pronouncements” in notes to our Condensed Interim Consolidated Financial Statements included in this Form 10-Q.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBIT

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2023)
(4)	Instruments Defining the Rights of Security Holders
4.1	Registration Rights Agreement, dated February 3, 2023, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2022 filed on February 7, 2023)
(10)	Material Contracts
10.1	Purchase Agreement dated February 3, 2023 by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2022 filed on February 7, 2023)
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1**	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 9, 2023

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: May 9, 2023