Form 10-Q
period 2023-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2023-08-08
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 81,951,115 shares of Common Stock outstanding as of August 8, 2023.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anavex Life Sciences Corp.

Condensed Interim Consolidated Financial Statements

June 30, 2023

(Unaudited)

4

Anavex Life Sciences Corp.
Condensed Consolidated Balance Sheets
As at June 30, 2023 and September 30, 2022
(Unaudited)

	June 30	September 30,
	2023	2022

Assets
Current
Cash and cash equivalents	$154,817,164	$149,157,861
Incentive and tax receivables	2,165,127	3,192,580
Prepaid expenses and other current assets	827,572	354,162
Total Assets	$157,809,863	$152,704,603

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,152,846	$3,824,777
Accrued liabilities - Note 4	5,985,658	5,944,953
Deferred grant income - Note 3	916,763	443,831
Total Liabilities	11,055,267	10,213,561

Commitments and Contingencies - Note 6	-	-

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	-	-
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
81,390,916 common shares (September 30, 2022 -77,942,815)	81,391	77,944
Additional paid-in capital	429,595,961	387,976,881
Accumulated deficit	(282,922,756)	(245,563,783)
Total Stockholders' Equity	146,754,596	142,491,042
Total Liabilities and Stockholders' Equity	$157,809,863	$152,704,603

See Accompanying Notes to Condensed Interim Consolidated Financial Statements

Anavex Life Sciences Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended June 30, 2023 and 2022
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Operating expenses
General and administrative	$3,247,843	$3,185,451	$9,447,447	$9,167,560
Research and development	10,282,854	9,273,269	33,656,364	26,534,297
Total operating expenses	13,530,697	12,458,720	43,103,811	35,701,857
Operating loss	(13,530,697)	(12,458,720)	(43,103,811)	(35,701,857)

Other income (expenses)
Grant income	—	—	25,000	—
Research and development incentive income	564,842	682,432	2,048,113	2,328,675
Interest income, net	1,827,945	229,917	4,560,784	242,405
Other financing expense	—	—	(964,344)	—
Foreign exchange (loss) gain	(101,066)	(732,549)	146,239	(408,541)
Total other income, net	2,291,721	179,800	5,815,792	2,162,539
Net loss before provision for income taxes	(11,238,976)	(12,278,920)	(37,288,019)	(33,539,318)

Income tax expense, current	(41,000)	(88,421)	(70,954)	(148,201)

Net loss and comprehensive loss	$(11,279,976)	$(12,367,341)	$(37,358,973)	$(33,687,519)

Net Loss per share
Basic and diluted	$(0.14)	$(0.16)	$(0.47)	$(0.44)

Weighted average number of shares outstanding
Basic and diluted	80,875,235	77,442,236	79,051,038	76,561,940

See Accompanying Notes to Condensed Interim Consolidated Financial Statements

Anavex Life Sciences Corp.
Condensed Interim Consolidated Statements of Changes in Stockholders' Equity
For the three months ended June 30, 2023 and 2022
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Share proceeds Receivable	Accumulated Deficit	Total
Balance, April 1, 2023	80,235,398	$80,236	$416,727,598	$—	$(271,642,780)	$145,165,054
Shares issued under 2023 purchase agreement						—
Purchase shares	1,050,000	1,050	8,533,467	—	—	8,534,517
Commitment shares	4,268	4	(4)	—	—	—
Shares issued pursuant to exercise of stock options	101,250	101	468,119	—	—	468,220
Stock based compensation	—	—	3,866,781	—	—	3,866,781
Net loss	—	—	—	—	(11,279,976)	(11,279,976)
Balance, June 30, 2023	81,390,916	$81,391	$429,595,961	$—	$(282,922,756)	$146,754,596

Balance, April 1, 2022	77,161,688	$77,163	$371,437,616	$(403,696)	$(218,906,042)	$152,205,041
Shares issued under Sales Agreement	557,177	557	6,178,127	403,696	—	6,582,380
Less: share issue costs	—	—	(185,361)	—	—	(185,361)
Shares issued pursuant to exercise of stock options	223,703	224	513,043		—	513,267
Stock based compensation	—	—	3,988,614	—	—	3,988,614
Net loss	—	—	—	—	(12,367,341)	(12,367,341)
Balance, June 30, 2022	77,942,568	$77,944	$381,932,039	$—	$(231,273,383)	$150,736,600

 See Accompanying Notes to Condensed Interim Consolidated Financial Statements

Anavex Life Sciences Corp.
Condensed Interim Consolidated Statements of Changes in Stockholders' Equity
For the nine months ended June 30, 2023 and 2022
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, October 1, 2022	77,942,815	$77,944	$387,976,881	$(245,563,783)	$142,491,042
Shares issued under 2023 purchase agreement
Initial Commitment shares	75,000	75	844,425	—	844,500
Purchase shares	3,125,000	3,125	26,683,892	—	26,687,017
Commitment shares	13,348	13	(13)	—	—
Shares issued pursuant to exercise of stock options	234,753	234	907,423	—	907,657
Stock based compensation	—	—	13,183,353	—	13,183,353
Net loss	—	—	—	(37,358,973)	(37,358,973)
Balance, June 30, 2023	81,390,916	$81,391	$429,595,961	$(282,922,756)	$146,754,596

Balance, October 1, 2021	75,918,465	$75,920	$348,328,048	$(197,585,864)	$150,818,104
Shares issued under Sales Agreement	1,623,566	1,623	20,980,525	—	20,982,148
Less: share issue costs	—	—	(723,167)	—	(723,167)
Shares issued upon exercise of stock options	400,537	401	1,009,789	—	1,010,190
Stock based compensation	—	—	12,336,844	—	12,336,844
Net loss	—	—	—	(33,687,519)	(33,687,519)
Balance, June 30, 2022	77,942,568	$77,944	$381,932,039	$(231,273,383)	$150,736,600

See Accompanying Notes to Condensed Interim Consolidated Financial Statements

Anavex Life Sciences Corp.
Condensed Interim Consolidated Statements of Cash Flows
For the nine months ended June 30, 2023 and 2022
(Unaudited)

	2023	2022

Cash Flows used in Operating Activities
Net loss	$(37,358,973)	$(33,687,519)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash financing related charges	844,500	—
Stock based compensation	13,183,353	12,336,844
Changes in working capital balances related to operations:
Incentive and tax receivables	1,027,453	2,577,002
Prepaid expenses and deposits	(473,410)	(106,414)
Accounts payable	328,069	(1,612,889)
Accrued liabilities	40,705	299,047
Deferred grant income	472,932	—
Net cash used in operating activities	(21,935,371)	(20,193,929)

Cash Flows provided by Financing Activities
Issuance of common shares	26,687,017	20,982,148
Share issue costs	—	(706,802)
Proceeds from exercise of stock options	907,657	1,010,190
Net cash provided by financing activities	27,594,674	21,285,536

Increase in cash and cash equivalents during the period	5,659,303	1,091,607
Cash and cash equivalents, beginning of period	149,157,861	152,107,745
Cash and cash equivalents, end of period	$154,817,164	$153,199,352

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$208,577	$141,374

See Accompanying Notes to Condensed Interim Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

June 30, 2023

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

Operating results for the three and nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.

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

June 30, 2023

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, incentive income receivable, valuation and recoverability of deferred tax assets, stock based compensation, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

June 30, 2023

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

At June 30, 2023 and September 30, 2022, the Company did not have any Level 3 assets or liabilities.

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

As of June 30, 2023 loss per share excludes 14,858,863 (June 30, 2022: 13,194,616) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

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

Note 3 Other Income

Grant Income

As of June 30, 2023, the Company had received $995,862 in a research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 related to Parkinson’s disease. Of the total, $497,931 was received during the nine months ended June 30, 2023, and $497,931 was received during the year ended September 30, 2021.

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

June 30, 2023

(Unaudited)

The grant income was recorded to deferred grant income when received and is being amortized to grant income as the related research and development expenditures are incurred. During the three and nine months ended June 30, 2023, the Company recognized $0 and $25,000, respectively (2022: $0 and $0, respectively) of this grant on its statements of operations as grant income. At June 30, 2023, an amount of $916,763 (September 30, 2022: $443,831) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statement of operations as the related expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia, of the Australian research and development tax incentive credit (the “Tax Incentive Credit”).

During the three and nine months ended June 30, 2023, the Company recorded research and development incentive income of $564,842 (AUD 852,862) and $2,048,113 (AUD 3,068,615), respectively (2022: $682,432 (AUD 954,986) and $2,328,675 (AUD 3,218,303), respectively) in respect of the Tax Incentive Credit for eligible research and development expenses incurred during the period.

The Company evaluates its eligibility under the tax incentive program as of each balance sheet date based on the most current and relevant data available. Although the Company believes that it complies with all the relevant conditions of the program, the Company may be subject to pre-issue review or audit by the ATO and the ATO may have different interpretations of certain eligibility requirements. Currently, the Company’s tax incentive claims from 2019 to 2022 are open to potential review or audit by the ATO.

Note 4 Accrued Liabilities

The principal components of accrued liabilities consist of:

	June 30, 2023	September 30, 2022
Accrued clinical site and patient visits costs	$2,301,928	$2,031,105
Accrued compensation and benefits	952,323	1,297,337
Fixed contract accruals	11,170	417,414
Milestone based contract accruals	570,996	137,337
All other accrued liabilities	2,149,241	2,061,760
Total accrued liabilities	$5,985,658	5,944,953

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

June 30, 2023

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the nine months ended June 30, 2023, no shares were sold pursuant to the Offering. During the nine months ended June 30, 2022, 1,623,566 shares were sold for gross proceeds of $20,982,148 (net proceeds of $20,258,981). At June 30, 2023, an amount of $142,407,882 (September 30, 2022: $142,407,882) was registered pursuant to an effective registration statement and remained available to be sold under the Sales Agreement.

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

In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 75,000 shares of common stock as a commitment fee (the “initial commitment shares”) and agreed to issue up to an additional 75,000 shares pro rata, when and if, Lincoln Park purchased, at the Company’s discretion, the $150,000,000 aggregate commitment. The Company determined the fair value of the initial commitment shares was $844,500 with reference to the closing price of the Company’s shares on the Purchase Agreement date. In addition, the Company incurred third party expenses of $119,844 in connection with entering into the Purchase Agreement. These amounts were expensed to other financing expense on the statement of operations during the nine months ended June 30, 2023.

During the nine months ended June 30, 2023, the Company issued to Lincoln Park an aggregate of 3,138,348 (2022: 0) shares of common stock under the 2023 Purchase Agreement, including 3,125,000 (2022: 0l) shares of common stock for aggregate proceeds of $26,687,017 (2022: $0) and 13,348 (2022: 0) commitment shares.

As at June 30, 2023, an amount of $123,312,983 (September 30, 2022: N/A) remained available under the 2023 Purchase Agreement.

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

June 30, 2023

(Unaudited)

Note 6 Commitments and Contingencies

Leases

During the three and nine months ended June 30, 2023, the Company incurred office lease expense of $25,103 and $85,243, (2022: $21,015 and $42,348) respectively.

Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all United States based employees. United States based employees eligible to participate in the plan may contribute up to the current statutory limits under the Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of contributing employees. During the three and nine months ended June 30, 2023, the Company made $76,313 and $176,189 (2022: $27,358 and $120,979), respectively, in matching contributions under the 401(k) plan.

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

Share Purchase Warrants

At June 30, 2023 and September 30, 2022, the Company had 160,000 warrants outstanding at a weighted average exercise price of $3.72 as follows:

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

June 30, 2023

(Unaudited)

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

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant and shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. As at June 30, 2023, 3,912,000 options had been issued under the 2022 Plan and 6,599,452 options were available for issuance under the 2022 Plan.

A summary of the status of Company’s outstanding stock options is presented below:

			Weighted Average
		Weighted Average	Grant Date Fair	Aggregate intrinsic
		Exercise Price	Value	Value
	Number of Options	($)	($)	($)
Outstanding, September 30, 2021	11,330,903	5.74	—	140,132,451
Granted	2,358,000	10.13	7.07	—
Forfeited	(118,750)	6.56	5.23	—
Exercised	(400,537)	2.52	1.88	4,201,015
Outstanding, September 30, 2022	13,169,616	6.61		62,267,309
Granted	1,914,000	9.33	6.62	—
Exercised	(234,753)	3.87	2.91	1,297,062
Forfeited	(150,000)	12.69	5.64	—
Outstanding, June 30, 2023	14,698,863	6.95		39,065,774
Exercisable, June 30, 2023	10,027,446	4.91		38,730,916

The following summarizes information about stock options at June 30, 2023 by a range of exercise prices:

			Weighted average
		Number of	remaining	Weighted	Number of	Weighted
Range of exercises prices		outstanding	contractual life	average	vested	average
From	To	options	(in years)	exercise price	options	exercise price
$0.92	$3.00	3,800,309	4.34	$2.29	3,800,309	$2.29
$3.01	$5.00	2,022,500	4.57	$3.28	2,022,500	$3.28
$5.01	$9.00	5,250,054	6.46	$6.91	3,287,887	$6.09
$9.01	$13.00	2,054,000	8.64	$10.62	432,167	$11.47
$13.01	$25.00	1,572,000	7.74	$18.29	484,583	$18.50
		14,698,863	6.09	$6.95	10,027,446	$4.91

Anavex Life Sciences Corp.

Notes to the Condensed Interim Consolidated Financial Statements

June 30, 2023

(Unaudited)

The weighted average grant date fair value of options vested during the nine months ended June 30, 2023 was $3.77 (2022: $3.83). At June 30, 2023, the weighted average contractual life of options outstanding was 6.09 years (September 30, 2022: 6.40 years) and for options exercisable was 4.72 years (September 30, 2022: 5.1 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2023.

During the three and nine months ended June 30, 2023, the Company recognized stock based compensation expense of $3,866,781 and $13,183,353 (2022: $3,988,614 and $12,336,844), respectively, in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s statement of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
General and administrative	$1,451,471	$1,490,267	$4,450,841	$4,739,021
Research and development	2,415,310	2,498,347	8,732,512	7,597,823
Total stock-based compensation	$3,866,781	$3,988,614	$13,183,353	$12,336,844

An amount of approximately $17,543,748 in stock based compensation is expected to be recorded over the remaining term of such options through fiscal 2026.

The fair value of each option award granted during the three and nine months ended June 30, 2023 and 2022 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2023	2022
Risk-free interest rate	3.69%	3.10%
Expected life of options (years)	5.63	5.51
Annualized volatility	85.16%	84.12%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the three and nine months ended June 30, 2023 and 2022 was determined with reference to the quoted market price of the Company’s shares on the grant date.

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

In July 2020, we commenced the third trial of ANAVEX®2-73 for the treatment of Rett syndrome, called the EXCELLENCE trial. This Phase 2/3 trial in pediatric patients with Rett syndrome includes trial sites in Australia, the United Kingdom and Canada, and will evaluate the safety and efficacy of ANAVEX®2-73 in approximately 84 pediatric patients, aged 5 to 18, over a 12-week treatment period incorporating ANAVEX®2-73 specific precision medicine biomarkers. This trial completed enrollment in February 2023, exceeding the original enrollment target. In June 2023, this trial completed dosing of all participants, and topline results are expected in the second half of 2023. All patients who participate in the trial will be eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol, which is currently ongoing.

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

Our Target Indications

We are developing compounds with potential application to two broad categories and several specific indications, including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2023, an estimated 6.7 million Americans aged 65 and older are suffering from Alzheimer’s disease. The Alzheimer’s Association® estimates that the annual number of new cases of Alzheimer’s and other dementias is projected to double by 2050. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. We believe that there is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease currently is estimated to afflict more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to reach $11.5 billion by 2029, according to GlobalData.

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

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to twenty one U.S. patents, twenty-one U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own one issued U.S. patent entitled “A2-73 crystalline polymorph compositions of matter and methods of use thereof”. It claims crystals of A2-73 freebase or its fumarate salt, dosage forms and pharmaceutical formulations. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays. We own four issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these four patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these four patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2036, absent any patent term extension for regulatory delays. The third of these four patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2036, absent any patent term extension for regulatory delays. The fourth of these four patents claims method of making certain crystalline forms ANAVEX®2-73. This patent is expected to expire in October 2036, absent any patent term extension for regulatory delays. We also own two issued U.S. patents for seizure treatment. The first of these two patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these two patents further claims a combination seizure treatment involving administration of an anti-epilepsy drug combined with (i) ANAVEX®19-144, or (ii) ANAVEX 19-144® and ANAVEX 2-73®. Both patents are expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own three issued U.S. patents with claims directed to treating neurodevelopmental disorders. These patents claim methods for treating a neurodevelopmental disorder, multiple sclerosis, or their related biochemical and functional abnormalities by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41 (another sigma receptor ligand similar to ANAVEX®2-73), or compositions thereof. All three patents are expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims crystalline forms of ANAVEX®19-144, dosage forms and compositions containing the crystalline forms of ANAVEX®19-144, and methods of treatment for Alzheimer’s disease. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. Further, we own one issued U.S. Patent with claims directed to methods of treating cardiac dysfunction with ANAVEX®2-73. This patent is expected to expire in July 2038, absent any patent term extension for regulatory delays. Additionally, we own one issued U.S. Patent with claims directed to methods of treating insomnia or anxiety with ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. This patent is expected to expire in September 2038, absent any patent term extension for regulatory delays. Further, we own one issued U.S. Patent with claims directed to a method of treating systolic hypertension using ANAVEX®2-73. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays. Additionally, we own one issued U.S. Patent with claims directed to pharmaceutical dosage forms of (-) enantiomer of ANAVEX®2-73. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays.

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

Comparison of the three and nine months ended June 30, 2023 and 2022

Operating Expenses

Total operating expenses for the quarter ended June 30, 2023 were $13.5 million, compared to $12.5 million for the comparable quarter ended June 30, 2022. Total operating expenses for the nine months ended June 30, 2023 were $43.1 million, compared to $35.7 million for the comparable nine-month period ended June 30, 2022.

Our research and development expenses for the three months ended June 30, 2023 were $10.3 million, as compared to $9.3 million for the three months ended June 30, 2022. The increase in research and development expenses is primarily related to (i) an increase in personnel costs of $0.6 million as a result of the expansion of our team engaged in research and development activities and (ii) an increase of approximately $0.4 million over the comparable period relating to the manufacture and associated Phase 1 activities for ANAVEX®3-71 tablets.

Our research and development expenses for the nine months ended June 30, 2023 were $33.7 million, as compared to $26.5 million for the nine months ended June 30, 2022. The increase in research and development expenses is primarily related to (i) an increase in personnel costs of $1.8 million and an increase in stock-based compensation expense of $1.1 million as a result of the expansion of our team engaged in research and development activities; (ii) an increase of approximately $2.9 million over the comparable period, relating to the manufacturing activities for both our ANAVEX®2-73 and ANAVEX®3-71 programs; (iii) an increase of approximately $0.4 million in costs associated with new trial start up activities and (iv) an increase of approximately $1.6 million for our Rett syndrome program, primarily associated with expanded enrollment in our EXCELLENCE trial. These increases were offset by a decrease in license fees of $0.5 million over the comparable period, paid in connection with the completion of the Phase 1 clinical trial for ANAVEX®3-71.

The following table summarizes our research and development expenses for the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Cost of external service providers	$5,224	$4,731	$17,443	$12,771
Personnel costs	2,628	2,029	7,416	5,627
Stock-based compensation	2,416	2,498	8,733	7,597
License fees	—	—	—	500
Other common costs	15	15	65	39
Total research and development costs	$10,283	$9,273	$33,657	$26,534

During the three and nine months ended June 30, 2023 and 2022, external service providers cost by product candidate was as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
ANAVEX®2-73	$4,288	$4,137	$15,038	$11,139
ANAVEX®3-71	863	488	2,103	1,402
All other product candidates	—	80	3	140
Other external service provider costs	73	26	299	90
Total external service provider costs	$5,224	$4,731	$17,443	$12,771

General and administrative expenses were $3.2 million for the three months ended June 30, 2023, as compared to $3.2 million for the same quarter of fiscal 2022. General and administrative expenses were consistent between both periods.

General and administrative expenses were $9.4 million for the nine months ended June 30, 2023, as compared to $9.2 million for the same nine-month period of fiscal 2022, an increase of $0.2 million mostly relating to an increase in professional and IP related costs.

During the first nine months of fiscal 2023, we utilized cash and cash equivalents of $21.9 million to fund our operations, compared to $20.2 million during the same period of fiscal 2022. Our cash position was $154.8 million at June 30, 2023 compared to $149.2 million at our fiscal year ended September 30, 2022.

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

Other income (net)

The net amount of other income for the three months ended June 30, 2023 was $2.3 million as compared to $0.2 million for the comparable three months ended June 30, 2022. The increase in other income for the quarter is primarily related to an increase in return on excess cash invested in cash equivalents and a reduction in foreign exchange fluctuation losses due to the stabilization of the Australian dollar against the US dollar.

The net amount of other income for the nine months ended June 30, 2023 was $5.8 million as compared to $2.2 million for the comparable nine months ended June 30, 2022. The increase in other income for the nine-month period is primarily related to an increase in return on excess cash invested in cash equivalents, partially offset by a financing charge of $1.0 million in connection with the 2023 Purchase Agreement.

Net loss

Net loss for the three months ended June 30, 2023, was $11.3 million, or $0.14 per share, as compared to $12.4 million, or $0.16 per share in the comparative quarter of fiscal 2022. The decrease in net loss for the quarter is primarily related to an increase in other income as discussed above.

Net loss for the nine months ended June 30, 2023, was $37.4 million, or $0.47 per share, as compared to $33.7 million, or $0.44 per share in the comparative period of fiscal 2022. The increase in net loss for the nine-month period is primarily related to increased research and development fees as discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2023	September 30, 2022
Current Assets	$157,809,863	$152,704,603
Current Liabilities	11,055,267	10,213,561
Working Capital	$146,754,596	$142,491,042

At June 30, 2023, we had current assets of $157.8 million, an increase of $5.1 million from September 30, 2022. The increase in current assets primarily relates to an increase in cash and cash equivalents of $5.7 million mainly due to $26.7 million in net proceeds received from issuance of common shares under the 2023 Purchase Agreement, described below, offset by cash used in operations of $21.9 million.

At June 30, 2023, we had current liabilities of $11.1 million, an increase of $0.8 million from September 30, 2022. A portion of this increase relates to an increase in deferred grant income of $0.5 million relating to amounts received during the quarter for a research grant awarded by The Michael J. Fox Foundation for Parkinson’s Research.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

The following table summarizes cash flows during the nine months ended June 30, 2023 and 2022:

	2023	2022
Net cash flows used in operating activities	$(21,935,371)	$(20,193,929)
Net cash flows from financing activities	27,594,674	21,285,536
Increase in cash and cash equivalents	$5,659,303	$1,091,607

Cash flow used in operating activities

Net cash used in operating activities for the nine months ended June 30, 2023 was $21.9 million, compared to $20.2 million during the comparable period ended June 30, 2022. The principal reason for this increase in net cash used in operating activities in the current period is due to the increase in net loss over the comparable quarter.

Cash flow provided by financing activities

Cash provided by financing activities for the nine months ended June 30, 2023 was $27.6 million, mainly attributable to the issuance of common shares under the 2023 Purchase Agreement, described below, while cash provided by financing activities for the nine months ended June 30, 2022 was $21.3 million, primarily attributable to the sale of common shares at various market prices under the Sales Agreement, described below.

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

On any business day and subject to certain customary conditions, the Company may direct Lincoln Park to purchase up to 200,000 shares of Common Stock (such purchases, “Regular Purchases”). The amount of a Regular Purchase may increase under certain circumstances based on the market price of the Common Stock; provided, however, that Lincoln Park ‘s committed obligation under any Regular Purchase shall not exceed $4,000,000. The purchase price of shares of Common Stock will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement. There are no limits on the price per share that Lincoln Park may pay to purchase Common Stock under the Purchase Agreement. In addition, if the Company has directed Lincoln Park to purchase the full amount of Common Stock available as a Regular Purchase on a given day, it may direct Lincoln Park to purchase additional amounts as “accelerated purchases” and “additional accelerated purchases” as set forth in the Purchase Agreement.

The Purchase Agreement limits the Company’s sale of shares of Common Stock to Lincoln Park to 15,606,426 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the date of the Purchase Agreement unless (i) stockholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the Execution Date or (B) the average of the closing price of the Common Stock on the Nasdaq Capital Market for the five Business Days immediately preceding the Execution Date.

The Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of Common Stock, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder.

In consideration for entering into the 2023 Purchase Agreement, the Company issued to Lincoln Park 75,000 shares of Common Stock as a commitment fee (the “initial commitment shares”) during the nine months ended June 30, 2023 and agreed to issue up to 75,000 shares pro rata, when and if, Lincoln Park purchased, at the Company’s discretion, the $150,000,000 aggregate commitment.

During the nine months ended June 30, 2023, the Company issued to Lincoln Park an aggregate of 3,138,348 (2022: 0) shares of Common Stock under the 2023 Purchase Agreement, including 3,125,000 (2022: 0) shares of Common Stock for aggregate proceeds of $26.7 million (2022: $0) and 13,348 (2022: 0) commitment shares.

As of June 30, 2023, an amount of $123.3 million in shares of our common stock remain available for purchase by Lincoln Park under the Purchase Agreement.

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

No shares were sold during the nine months ended June 30, 2023 under the Sales Agreement.

During the nine months ended June 30, 2022, 1,623,566 shares were sold under the Sales Agreement for gross proceeds of $21.0 million (net proceeds of $20.3 million after deducting commissions and offering expenses).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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
Date: August 8, 2023

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 8, 2023

