Form 10-K
period 2023-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2023-11-27
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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
Yes ☐ No☒

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
Yes ☒No ☐

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
Emerging growth company☐

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

Yes ☒No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $667 million based on a price of $8.57 per share, being the closing price of the registrant’s common stock on March 31, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 82,086,511 issued and outstanding as of November 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “forecast,” “potential,” “predict,” “could,” “would”, “will”, “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	volatility in our stock price and in the markets in general;

●	our ability to successfully conduct preclinical studies and clinical trials for our product candidates;

●	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;

●	our ability to generate any revenue or to continue as a going concern;

●	our ability to execute our research and development plan on time and on budget;

●	our product candidates’ ability to demonstrate efficacy or an acceptable safety profile;

●	our ability to obtain the support of qualified scientific collaborators;

●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;

●	our ability to identify and obtain additional product candidates;

●	our reliance on third parties in non-clinical studies and clinical trials;

●	our ability to defend against product liability claims;

●	our ability to safeguard against security breaches;

●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;

●	our ability to comply with our intellectual property licensing agreements;

●	our ability to defend against claims of intellectual property infringement;

●	our ability to comply with the maintenance requirements of the government patent agencies;

●	our ability to protect our intellectual property rights throughout the world;

●	competition;

●	the anticipated start dates, durations and completion dates of our ongoing and future clinical trials;

●	the anticipated designs of our future clinical trials;

●	our ability to attract and retain qualified employees;

●	the impact of Fast Track designation on receipt of actual FDA approval;

●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or Fast Track designations; and

●	our anticipated future cash position and ability to obtain funding for our operations.

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

Our lead product candidate, ANAVEX®2-73 (blarcamesine), is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a rare severe neurological monogenic disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”).

We currently have two core programs and two seed programs. Our core programs are at various stages of clinical and preclinical development, in neurodegenerative and neurodevelopmental diseases.

The following table summarizes key information about our programs:

* = Orphan Drug Designation by the FDA; 1. EXCELLENCE: Ongoing trial

Anavex has a portfolio of compounds varying in sigma-1 receptor (SIGMAR1) binding activities. The SIGMAR1 gene encodes the SIGMAR1 protein, which is an intracellular chaperone protein with important roles in cellular communication. SIGMAR1 is also involved in transcriptional regulation at the nuclear envelope and restores homeostasis and stimulates recovery of cell function when activated. In order to validate the ability of our compounds to activate quantitatively the SIGMAR1, we performed, in collaboration with Stanford University, a quantitative Positron Emission Tomography (PET) imaging scan in mice, which demonstrated a dose-dependent ANAVEX®2-73 (blarcamesine) target engagement or receptor occupancy with SIGMAR1 in the brain.

2D [18F]FTC-146-PET imaging of ANAVEX®2-73

Frontal Cortex
Brain Stem
Dose of ANAVEX2-73:
0 mg /kg
1 mg/kg
10 mg/kg
30 mg/kg

Percent Sigma-1 Receptor Occupancy
100
80
60
40
20
0
0
5
10
15
20
25
30
mg/kg of ANAVEX2-73

Sigma-1 receptor target occupancy study with quantitative PET scan of ANAVEX®2-73

Source: Reyes S et al., Sci Rep. 2021 Aug 25;11(1):17150

Cellular Homeostasis

Many diseases are possibly directly caused by chronic homeostatic imbalances or cellular stress of brain cells. In pediatric diseases, such as Rett syndrome or infantile spasms, the chronic cellular stress is possibly caused by the presence of a constant genetic mutation. In neurodegenerative diseases, such as Alzheimer’s and Parkinson’s diseases, chronic cellular stress is possibly caused by age-correlated buildup of cellular insult and hence chronic cellular stress. Specifically, defects in homeostasis of protein or ribonucleic acid (“RNA”) lead to the death of neurons and dysfunction of the nervous system. The spreading of protein aggregates resulting in a proteinopathy, a characteristic found in Alzheimer’s and Parkinson’s diseases that results from disorders of protein synthesis, trafficking, folding, processing or degradation in cells. The clearance of macromolecules in the brain is particularly susceptible to imbalances that result in aggregation and degeneration in nerve cells. For example, Alzheimer’s disease pathology is characterized by the presence of amyloid plaques, and neurofibrillary tangles, which are aggregates of hyperphosphorylated Tau protein that are a marker of other diseases known as tauopathies as well as inflammation of microglia. With the SIGMAR1 activation through SIGMAR1 agonists like ANAVEX®2-73 (blarcamesine), our approach is to restore cellular balance (i.e. homeostasis). Therapies that correct defects in cellular homeostasis might have the potential to halt or delay neurodevelopmental and neurodegenerative disease progression.

ANAVEX®2-73 (blarcamesine)-specific Biomarkers

As part of some of our clinical trials, we have incorporated a genomic analysis to better understand potential populations for whom our clinical programs might benefit. In our clinical trials, a full genomic analysis of Alzheimer’s disease patients treated with ANAVEX®2-73 (blarcamesine) has helped us identify actionable genetic variants. A significant impact of the genomic biomarkers SIGMAR1, the direct target of ANAVEX®2-73 (blarcamesine) and COMT, a gene involved in memory function, on the drug response level was identified, leading to an early ANAVEX®2-73 (blarcamesine)-specific biomarker hypothesis. We believe that excluding patients with SIGMAR1 identified biomarker variant (approximately 10%-20% of the population) in prospective studies would identify approximately 80%-90% patients that would display clinically significant improved functional and cognitive scores. The consistency between the identified DNA and RNA data related to ANAVEX®2-73 (blarcamesine), which are considered independent of Alzheimer’s disease pathology, as well as multiple endpoints and time-points, provides support for the potential precision medicine clinical development of ANAVEX®2-73 (blarcamesine) by using genetic biomarkers identified within the trial population itself to target patients who are most likely to respond to ANAVEX®2-73 (blarcamesine) treatment. We may in the future utilize such an approach in Alzheimer’s disease as well as indications like Parkinson’s disease dementia or Rett syndrome in which ANAVEX®2-73 (blarcamesine) is currently being studied.

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

In September 2023, we provided additional data demonstrating that the clinical effect was complemented by two independent biomarkers. A significant reduction in pathological amyloid beta levels in plasma, as well as a significant slowing in the rate of pathological brain atrophy on MRI (Magnetic Resonance Imaging) scans. Validated biomarkers of amyloid beta pathology, plasma Aβ42/40 ratio increased significantly (P = 0.048), demonstrating strong anti-amyloid effects of ANAVEX®2-73 in Alzheimer’s disease patients, while MRI revealed significant reduction in brain volume loss, including whole brain (P = 0.0005), comparing treatment to placebo.

Furthermore, all prespecified clinical endpoints were further analyzed using a mixed model for repeated measures (MMRM). Under the multiplicity control rule, a trial is successful in meeting the co-primary endpoints if the significance of each endpoint is P < 0.05, or if the significance of only one co-primary endpoint is P < 0.025. If only one primary endpoint is significant at an α level of 0.025, then the secondary endpoint will be evaluated at the same level of 0.025. The trial was successful, since the differences in the least-squares mean (LSM) change from baseline to 48 weeks between the ANAVEX®2-73 and placebo groups were −1.783 [95% CI, −3.314 to −0.251]; (P = 0.0226) for ADAS-Cog13, and −0.456 [95% CI, −0.831 to −0.080]; (P = 0.0175) for CDR-SB in patients with early Alzheimer’s disease.

In the respective safety population, common treatment-emergent adverse events included dizziness, which was transient and mostly mild to moderate in severity, and occurred in 120 participants (35.8%) during titration and in 76 participants (25.2%) during maintenance with ANAVEX®2-73 and 10 (6.0%) during titration and 9 (5.6%) during maintenance with placebo.

A subsequent long-term open label extension study of ANAVEX®2-73, entitled the ATTENTION-AD trial was initiated for patients who have completed the 48-week Phase 2b/3 placebo-controlled trial referenced above. This trial extension for an additional 96 weeks is currently ongoing, and provides an opportunity to evaluate longer term safety and efficacy of ANAVEX®2-73 in persons with Alzheimer’s disease.

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

In March 2023, we reported the preliminary ANAVEX2-73-PDD-EP-001 OLE trial data, which demonstrated longitudinal beneficial effects of ANAVEX®2-73 on the prespecified primary and secondary objectives. Preliminary analysis reveals that ANAVEX®2-73 was found to be generally safe and well tolerated; and safety findings in this trial were consistent with the known safety profile of ANAVEX®2-73. In respect to efficacy, across all efficacy endpoints, patients performed better while on ANAVEX®2-73. While all patients were on drug holiday due to COVID-19 between the DB EOT and the OLE Baseline, the respective efficacy endpoints, including the MDS-UPDRS Part II + III and CGI-I, measured at the end of trial of the double-blind study (DB EOT) and the OLE Baseline, were worsening, as expected in a progressive disease like Parkinson’s. However, when patients resumed daily oral ANAVEX®2-73 treatment, a consistent improvement was observed during the extension phase from OLE Baseline through OLE Week 24, and OLE Week 48, respectively. These results are consistent with the pattern observed for all efficacy measures in the extension phase. The two endpoints, MDS-UPDRS Part II + III and CGI-I measured in this study are the planned primary and key secondary endpoints in our forthcoming pivotal 6-month Parkinson’s disease study.

In January 2021, we were awarded a research grant of $1.0 million from The Michael J. Fox Foundation for Parkinson’s Research to develop ANAVEX®2-73 for the treatment of Parkinson’s disease. The award will explore utilization of PET imaging biomarkers to enable measurement of target engagement and pathway activation of the SIGMAR1 with clinically relevant doses, including in people with Parkinson’s disease.

Schizophrenia, Frontotemporal Dementia and Alzheimer’s disease

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

In October 2023 a peer-reviewed publication in the journal Neurobiology of Aging, titled “Early treatment with an M1 and sigma-1 receptor agonist prevents cognitive decline in a transgenic rat model displaying Alzheimer-like amyloid pathology”, featured the orally available small molecule ANAVEX®3-71 (AF710B). The preclinical study described the potential disease-modifying properties of ANAVEX®3-71 on Alzheimer’s disease pathology as a possible drug candidate for a potential once daily oral preventive strategy for Alzheimer’s disease.

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

For Parkinson’s disease, data demonstrates significant improvements and restoration of function in a disease-modifying animal model of Parkinson’s disease. Significant improvements were seen on all measures tested: behavioral, histopathological, and neuroinflammatory endpoints. In October 2020, we completed a double-blind, randomized, placebo-controlled proof-of-concept Phase 2 trial with ANAVEX®2-73 in Parkinson’s disease dementia, to study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The Phase 2 trial enrolled approximately 132 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses, 30mg and 50mg, or placebo. The ANAVEX®2-73 Phase 2 Parkinson’s disease dementia trial design incorporated genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a Alzheimer’s disease trial.

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

ANAVEX®3-71

ANAVEX®3-71 is a clinical drug candidate with a novel mechanism of action via SIGMAR1 activation and M1 muscarinic allosteric modulation, which has been shown to enhance neuroprotection and cognition in Alzheimer’s disease models. ANAVEX®3-71 is a CNS-penetrable potential disease-modifying treatment for cognitive impairments. We believe it is effective in very small doses against the major Alzheimer’s hallmarks in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, and also has beneficial effects on inflammation and mitochondrial dysfunctions. ANAVEX®3-71 indicates extensive therapeutic advantages in Alzheimer’s and other protein-aggregation-related diseases given its ability to enhance neuroprotection and cognition via SIGMAR1 activation and M1 muscarinic allosteric modulation.

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

Our Target Indications

We are developing compounds with potential application to two broad categories and several specific indications, including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2023, an estimated 6.7 million Americans aged 65 and older are suffering from Alzheimer’s disease. The Alzheimer’s Association® estimates that the annual number of new cases of Alzheimer’s and other dementias is projected to double by 2050. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. We believe that there is an urgent and unmet need for both a disease-modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease currently is estimated to afflict more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to reach $11.5 billion by 2029, according to GlobalData.

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

●	Fragile X – Fragile X syndrome (FXS) is the most prevalent genetic form of intellectual disability and autism spectrum disorder, primarily affecting boys. As with most neurodevelopmental disorders, FXS is considered a condition of synaptic development and function. The disease has a range of clinical presentations depending on the specific genetic changes associated with an “expansion” of the FMR1 gene. The disease is characterized by deficits in long-term potentiation and homeostatic plasticity. FXS has been detected in all populations and ethnic groups. Researchers do not know the exact number for how many Americans could have full mutation FXS. Studies estimate that the disease affects approximately 1:4,000 males and 1:6,000-8,000 females. Worldwide, more than 1,400,000 people could be affected by FXS.

●	Depression – Depression is a major cause of morbidity worldwide according to the World Health Organization. The global antidepressant drug market is projected to reach $21 Billion by 2030 according to Allied Market Research. Pharmaceutical treatment for depression has been historically dominated by blockbuster brands. However, the dominance of the leading brands is waning, largely due to an increase in the number of approvals for antidepressant drugs.

●	Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma – Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for a large majority of skin cancer deaths. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to iHealthcareAnalyst, Inc. the worldwide malignant melanoma market is expected to grow to $7.5 billion by 2029.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. Cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $10.1 billion by the end of 2030 according to Market Research Future.

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 62,000 new cases of pancreatic cancer will be diagnosed this year and approximately 50,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by Market Data Forecast predict that the market for the global pharmaceutical treatment of pancreatic cancer will increase to $3.7 billion by 2027.

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

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to twenty-two U.S. patents, twenty-three U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own one issued U.S. patent entitled “A2-73 crystalline polymorph compositions of matter and methods of use thereof”. It claims crystals of A2-73 freebase or its fumarate salt, dosage forms and pharmaceutical formulations. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays. We own four issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these four patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these four patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2036, absent any patent term extension for regulatory delays. The third of these four patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2036, absent any patent term extension for regulatory delays. The fourth of these four patents claims method of making certain crystalline forms ANAVEX®2-73. This patent is expected to expire in October 2036, absent any patent term extension for regulatory delays. We also own three issued U.S. patents for seizure treatment. The first of these three patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these three patents further claims a combination seizure treatment involving administration of an anti-epilepsy drug combined with (i) ANAVEX®19-144, or (ii) ANAVEX 19-144® and ANAVEX 2-73®. The third of these three patents claims a dosage form for seizure reduction, comprising (i) ANAVEX19-144®, (ii) ANAVEX 2-73®, or (iii) a combination of ANAVEX19-144® and ANAVEX 2-73®; and optionally further comprising a low-dose anti-epilepsy drug. All three patents are expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own three issued U.S. patents with claims directed to treating neurodevelopmental disorders. These patents claim methods for treating a neurodevelopmental disorder, multiple sclerosis, or their related biochemical and functional abnormalities by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41 (another sigma receptor ligand similar to ANAVEX®2-73), or compositions thereof. All three patents are expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims crystalline forms of ANAVEX®19-144, dosage forms and compositions containing the crystalline forms of ANAVEX®19-144, and methods of treatment for Alzheimer’s disease. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. Further, we own one issued U.S. Patent with claims directed to methods of treating cardiac dysfunction with ANAVEX®2-73. This patent is expected to expire in July 2038, absent any patent term extension for regulatory delays. Additionally, we own one issued U.S. Patent with claims directed to methods of treating insomnia or anxiety with ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. This patent is expected to expire in September 2038, absent any patent term extension for regulatory delays. Further, we own one issued U.S. Patent with claims directed to a method of treating systolic hypertension using ANAVEX®2-73. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays. Additionally, we own one issued U.S. Patent with claims directed to pharmaceutical dosage forms of (-) enantiomer of ANAVEX®2-73. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Once a drug candidate is identified for development, it enters the preclinical testing stage and an Investigational New Drug Application (“IND”) may be opened for the regulatory development of the product. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as other preclinical studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND to conduct clinical trials. The sponsor must also include a protocol detailing, among other things, the objectives of the clinical trials, the parameters to be used in monitoring the safety of the trial, and the effectiveness criteria to be evaluated should the trial include an efficacy evaluation. Some preclinical testing may continue even after the IND is filed. The IND automatically becomes effective thirty (30) days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

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

42 U.S.C. Section 1320a-7 provides that individuals and entities can be mandatorily or permissively excluded from participation in federal health care programs. The grounds for mandatory exclusion include, but are not limited to, conviction for a criminal offense related to the delivery of an item or service reimbursed under a federal or state health care program, and a conviction related to health care fraud. The grounds for permissive exclusion include, but are not limited to, criminal offenses relating to fraud inside and outside of health care, convictions related to obstruction of an investigation or audit, and/or failure to disclose certain required information. Exclusion from federal health care programs—whether mandatory or permissive—may mean that our customers may not be able to get reimbursed by federal and/or state health care programs for use or dispensing of our products.

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

Research and Development Expenses

Historically, a significant portion of our operating expenses has related to research and development. See our Consolidated Financial Statements contained elsewhere in this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2023, 2022 and 2021.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions.

Employees

We currently have approximately forty full-time employees, and we retain several independent contractors on a regular or as-needed basis. We believe that we have good relations with our employees.

Available Information

Our internet website address is www.anavex.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available there free of charge. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. The contents of our website are not incorporated into this report.

ITEM 1A. RISK FACTORS

Risk Factor Summary

The following is a summary of the risks and uncertainties that could cause our business, financial condition or operating results to be harmed. We encourage you to carefully review the full risk factors contained in this report in their entirety for additional information regarding these risks and uncertainties.

●	Our history of losses and no revenue raises a risk regarding our ability to continue as a going concern in the future;

●	We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. We may never be able to successfully develop marketable products or generate any revenue. If we cannot generate sufficient revenues, we may suspend or cease operations;

●	Our research and development plans will require substantial additional future funding. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development activities;

●	Even if our products are approved, we may not be able to generate significant revenues from or successfully commercialize them, which will adversely affect our financial results and financial condition and we will have to delay or terminate some or all of our research and development plans which may force us to cease operations;

●	If we or any companion diagnostic collaborator of ours are unable to timely develop and obtain regulatory approval for companion diagnostic tests for our drug candidates, we may not realize the commercial potential of our drug candidates;

●	Regulatory authorities may not accept data from our trials conducted outside the United States;

●	Fast Track designation or breakthrough therapy designation that we have received or may seek out may not actually lead to a faster FDA review and approval process;

●	We may be unable to maintain any benefits associated with orphan drug designation, including market exclusivity;

●	If we fail to demonstrate efficacy in our non-clinical studies and clinical trials our future business prospects, financial condition and operating results will be materially adversely affected;

●	If we do not obtain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business;

●	We may not be able to develop, market or generate sales of our products to the extent anticipated. Our business may fail and investors could lose all their investment in our Company;

●	None of our potential drug compounds may reach the commercial market and our business may fail;

●	Our technologies and future products may be rendered undesirable or obsolete if our competitors succeed in developing products and technologies faster or that are more effective or with a better profile than our own, or if scientific developments change our understanding of the potential scope and utility of our potential products;

●	We have advanced our research and development efforts on the treatment of neurodegenerative and central nervous system, or CNS, disorders, a field that has seen very limited success in product development;

●	Our reliance on third parties may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them or non-compliance with regulations;

●	If we fail to compete with respect to partnering, licensing, mergers, acquisitions, joint venture and other collaboration opportunities, our ability to research and develop our potential drug compounds may be limited;

●	The use of any of our products in clinical trials may expose us to liability claims, causing our business to suffer;

●	If we are unable to safeguard against security breaches with respect to our information systems, our business may be adversely affected;

●	Continuing regulatory obligations and ongoing regulatory review may result in additional expense. Our compounds could be subject to restrictions on marketing or withdrawal from the market, and we may be subject to penalties when and if any of them are approved;

●	We receive Australian government research and development income tax incentive refunds. Loss of access to such incentives could have a negative effect on our future cash flows and the funding of future research and development projects;

●	Operating our business internationally carries various risks which could materially adversely affect our business;

●	Our ability to use our net operating loss carryforwards and tax credit carryforwards may be subject to limitation;

●	Healthcare laws and regulations could expose us to criminal sanctions, civil and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties;

●	We expect current and future legislation affecting the pharmaceutical industry, including drug pricing reform, to impact our business generally, which could adversely affect our business operations;

●	Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue;

●	Issuing additional shares of common stock will result in the dilution of our existing stockholders and may cause our stock price to fall. A decline in our stock price could affect our ability to raise further working capital and adversely affect our operations. Raising funds at lower prices would severely dilute existing or future investors;

●	Our stock price has been volatile and may be volatile in the future and our common stock may become the target of a “short squeeze”;

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock;

●	Patent terms may be inadequate to protect our competitive position on our product candidates. If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired;

●	If we fail to comply with our obligations in intellectual property licensing agreements or experience disruptions to our business relationships with our licensors, we could lose important intellectual property rights. If we are unable to protect the confidentiality of our trade secrets, our business would be harmed;

●	Intellectual property infringement claims may adversely affect our development and commercialization efforts;

●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers;

●	Obtaining and maintaining our patent protection depends on compliance with various requirements imposed by governmental patent agencies. Changes in patent law could impair our ability to protect our product candidates;

●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property; and

●	We may fail to protect our intellectual property rights or the confidentiality of our trade secrets.

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

Since inception through September 30, 2023, we have accumulated a deficit of approximately $293 million. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues creates a greater risk of our continued ability to continue as a going concern in the future. As a result, our management expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We are an early clinical stage company and have not generated any revenues to date and have no operating history. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential drug compounds will ever be approved for sale to pharmaceutical companies or generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug compounds either in non-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

We will need additional funding and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities.

To date, we have funded our operations primarily through private placement of our equity securities, and grants or draws under our “at the market offering” in connection with an Amended and Restated Sales Agreement, dated May 1, 2020, with Cantor Fitzgerald & Co. and SVB Leerink LLC (the “Sales Agents”), pursuant to which we may offer and sell shares of common stock registered under an effective registration statement from time to time through the Sales Agents or the through the Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which the Company may direct Lincoln Park to purchase shares of common stock registered under an effective registration statement. The Company currently does not have access to sell shares under the Sales Agreement. We will need to raise additional funding and the current economic conditions may have a negative impact on our ability to raise additional needed capital on terms that are favorable to our Company or at all. We may not be able to generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

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

If our information systems or data, or those of third parties upon whom we rely, are or were compromised, our business may be adversely affected.

In the course of our business, we, or third parties upon which we rely, may gather, collect, receive, use, transmit, store/retain or dispose of data and confidential information (such as confidential employee information or health-related data), sensitive data, intellectual property and trade secrets.

Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. We, and the third parties upon which we may rely, may be subject to a variety of these evolving threats.

Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could defeat security measures and access sensitive information about our business and employees. The existence of a remote workforce also poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Any misappropriation, loss or other unauthorized disclosure of confidential information gathered, stored or used by us or by third parties on our behalf, could have a material impact on the operation of our business, including damaging our reputation with our employees, third parties and investors. We could also incur significant costs implementing additional security measures and organizational changes, implementing additional protection technologies, training employees or engaging consultants.

Our contracts with third parties upon which we may rely, may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition, we could incur increased litigation as a result of any potential cyber-security breach and our insurance coverage may not be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices.

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

As of September 30, 2023, we had approximately $126.3 million of U.S. federal and $192.0 million of state and local NOL carryforwards. We had approximately $12.9 million of NOL carryforwards in Australia as of the same period. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and research and development credits to offset its post-change income may be limited. This could limit the amount of NOLs or research and development credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs and research and development credits carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We conducted a Section 382 study during the year ended September 30, 2021 and determined that, during the year ended September 30, 2015, there was a change in ownership which resulted in $25.8 million of federal NOLs being subject to an annual limitation. During the year ended September 30, 2021, we reduced our federal NOLs by $12.1 million and our research and development tax credit carryforwards by $0.8 million, which are the amount of tax assets that will expire unutilized pursuant to the Section 382 study. This resulted in a reduction of $2.5 million of NOLs and $0.8 million of research and development credits and a corresponding reduction in the valuation allowance of $3.3 million, which was recorded in the 2021 fiscal year. Subsequent ownership changes in future years could trigger additional limitations of our NOLs. During the year ended September 30, 2023 and 2022, we determined that there were no changes in ownership pursuant to Section 382.

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

Our success depends in large part on our ability to obtain and maintain protection of our intellectual property, particularly patents, in the United States and other countries with respect to our product candidates and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates or by in-licensing intellectual property. U.S. patents related to ANAVEX®2-73 are directed to ANAVEX®2-73 in its various optical or crystal forms, its therapeutic indications, and dosage forms comprising certain doses of ANAVEX®2-73 combined with another therapeutic agent. We may not be able to obtain broader scope patent protection for ANAVEX®2-73 as a single drug or in other jurisdictions.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to and/or interfering with our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and/or commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which could effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing on third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity and/or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

We hold ownership or exclusive rights to twenty-two U.S. patents, twenty-three U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs. Neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

1.	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that Anavex is not entitled to an issued patent for a variety of legal reasons. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. If a court or, in some circumstances, a board of a national patent authority, agrees, we would lose some or all of our patent protection. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

2.	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.

3.	Issuance of a patent may not provide significant practical protection. If we receive a patent of narrow scope, then it may be possible for competitors to design products that do not infringe our patent(s).

4.	Anavex is seeking patent protection for a number of indications, combination products and drug regimens. The lack of patent protection in global markets for a specific end product or indication may inhibit our ability to advance our compounds and may make Anavex less attractive to potential partners.

5.	Defending a patent lawsuit takes significant time and can be very expensive.

6.	If a court decides that an Anavex compound, its method of manufacture or use, infringes on a competitor’s patent, we may have to pay substantial damages for infringement.

7.	A court may prohibit us from making, selling or licensing the potential drug compound unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

8.	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

Depending upon the timing, duration and specifics of FDA marketing approval of product candidates that we identify, one of the U.S. patents covering such product candidate or the use thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than what we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration sooner, and our revenue could be reduced, possibly materially.

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

Our success will also depend in part on our ability to commercialize our compounds without infringing the proprietary rights of others. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. We have not conducted extensive freedom of use patent searches and no assurance can be given that patents do not exist or could be issued which would have an adverse effect on our ability to market our technology or maintain our competitive position with respect to our technology. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If our compounds or other subject matter are claimed under other United States patents or other international patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights, or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be successful in a challenge or be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to succeed in a challenge, develop a commercially viable alternative or obtain needed licenses could be materially adverse. Adverse consequences include delays in marketing some or all of our potential drug compounds based on our drug technology or the inability to proceed with the development, manufacture or sale of potential drug compounds requiring such licenses. If we defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease the research and development of our technology.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We maintain a corporate head office at 630 5th Avenue, 20th Floor, New York, NY, USA. Our lease costs for this office are approximately $10,000 per month. We believe our offices are suitable and adequate to operate our business currently, as they provide us with sufficient space to conduct our operations.

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

Holders of Common Stock

As of November 24, 2023, there were approximately 48 stockholders of record, and 82,086,511 shares of our common stock were issued and outstanding. Most of our stockholders hold their shares in street name.

Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2023, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Financial Operations Overview

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

Comparison of year ended September 30, 2023 to year ended September 30, 2022

Operating Expenses

Our operating expenses for fiscal 2023 increased to $55.8 million, from $51.0 million in fiscal 2022. The increase is attributable to an increase in research and development expenses of $5.7 million in 2023 to $43.7 million.

The following table summarizes our research and development expenses for the years ended September 30, 2023, and 2022 (in thousands):

	2023	2022
Costs of external service providers	$22,542	$18,102
Personnel costs	10,264	8,012
Stock-based compensation	10,812	11,250
License fees	—	500
Other common costs	99	52
Total research and development costs	$43,717	$37,916

External service providers cost by product candidate was as follows (in thousands):

	2023	2022
ANAVEX®2-73	$19,540	$15,510
ANAVEX®3-71	2,624	2,251
All other product candidates	6	298
Other external service provider costs	372	43
Total external service provider costs	$22,542	$18,102

The increase in external service provider costs from fiscal 2022 to fiscal 2023 is primarily due to (1) an increase in manufacturing costs for both ANAVEX®2-73 and ANAVEX®3-71, in preparation for planned clinical trials or studies and (2) an increase in clinical trial expenditures related to our Rett program in connection with the completed enrollment and dosing of our Phase 2/3 Excellence pediatric clinical trial.

During fiscal 2023, our personnel costs increased to $10.3 million from $8.0 million as a result of our expanded team. However, this was offset by a decrease in stock-based compensation expense as a result of the vesting of previously awarded milestone-based option awards.

General and administrative expenses for fiscal 2023 decreased to $12.0 million, from $13.1 million in fiscal 2022, most significantly related to a decrease in non-cash stock option compensation charges as a result of the vesting of previously awarded milestone-based option awards.

During fiscal 2023, we utilized cash and cash equivalents of $27.8 million to fund our operations, compared to $24.2 million during fiscal 2022. Our cash position increased slightly to $151.0 million at September 30, 2023, an increase of $1.9 million over the prior year. Cash for operations was generated through the issuance of shares of common stock under the financing arrangements described below.

We expect to continue to see an increase in our research and development expenditures as we advance our ANAVEX®2-73 clinical studies, including planned advancement of ANAVEX®2-73 for Parkinson’s disease program, ongoing extension studies of our current clinical programs, continued advancement of our other pipeline compounds such as ANAVEX®3-71, and as we continue to add additional staffing to manage and support these clinical initiatives.

Other income (net)

Net other income for the year ended September 30, 2023 was $8.3 million as compared to $3.4 million for fiscal 2022. The primary reason for the increase in other income was due to an increase in interest income earned on cash and cash equivalents, due to an increase in market wide interest rates year over year.

During fiscal 2023, we recorded $2.7 million in research and development incentive income, consisting of the Australian research and development incentive credit administered through the Australian Tax Office, in connection with fiscal 2023 eligible expenditures. In comparison, research and development incentive income for fiscal 2022 was $3.3 million in connection with fiscal 2022 eligible expenditures. We expect to continue to receive support from the Australian government for various clinical trials being conducted within Australia.

Net loss

Net loss for fiscal 2023 was $47.5 million, or $0.60 per share, compared to a net loss of approximately $48.0 million, or $0.62 per share for fiscal 2022.

Liquidity and Capital Resources

Working Capital (in thousands)

	2023	2022
Current Assets	$154,386	$152,705
Current Liabilities	12,534	10,214
Working Capital	$141,852	$142,491

At September 30, 2023, we had $151.0 million in cash and cash equivalents, an increase from $149.2 million at September 30, 2022.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

Following is a summary of sources of cash flows for the years ended September 30, 2023 and 2022 (in thousands)

	2023	2022
Cash flows used in operating activities	$(27,785)	$(24,238)
Cash flows provided by financing activities	29,651	21,288
Increase (decrease) in cash	$1,866	$(2,950)

Cash flow used in operating activities

There was an increase in cash used in operating activities of $1.9 million during fiscal 2023 primarily due to the collection of incentive and tax receivables in the comparable period.

Cash flow provided by financing activities

Cash provided by financing activities in fiscal 2023 was $29.7 million, primarily attributable to cash received from the issuance of common shares at various market prices under the 2023 Purchase Agreement (as defined below).

Cash provided by financing activities in fiscal 2022 was $21.3 million, net of financing costs, primarily attributable to cash received from the issuance of common shares at various market prices under the Sales Agreement.

Other Financings

2023 Purchase Agreement

On February 3, 2023, the Company entered into a $150,000,000 purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $150.0 million in value of its shares of Common Stock from time to time over a three-year period until February 3, 2026.

On any business day and subject to certain customary conditions, the Company may direct Lincoln Park to purchase up to 200,000 shares of Common Stock (such purchases, “Regular Purchases”). The amount of a Regular Purchase may increase under certain circumstances based on the market price of the Common Stock; provided, however, that Lincoln Park’s committed obligation under any Regular Purchase shall not exceed $4.0 million. The purchase price of shares of Common Stock will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement. There are no limits on the price per share that Lincoln Park may pay to purchase Common Stock under the Purchase Agreement. In addition, if the Company has directed Lincoln Park to purchase the full amount of Common Stock available as a Regular Purchase on a given day, it may direct Lincoln Park to purchase additional amounts as “accelerated purchases” and “additional accelerated purchases,” each as set forth in the Purchase Agreement.

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

In consideration for entering into the 2023 Purchase Agreement, the Company issued to Lincoln Park 75,000 shares of Common Stock as a commitment fee (the “initial commitment shares”) during the year ended September 30, 2023 and agreed to issue up to 75,000 shares pro rata (collectively with the initial commitment shares, the “commitment shares”), when and if, Lincoln Park purchased, at the Company’s discretion, the $150.0 million aggregate commitment.

During the year ended September 30, 2023, the Company issued to Lincoln Park an aggregate of 3,288,943 (2022: 0) shares of Common Stock under the 2023 Purchase Agreement, including 3,275,000 (2022: 0) shares of Common Stock for aggregate proceeds of $27.9 million (2022: $0) and 88,943 (2022: 0) commitment shares (inclusive of the 75,000 initial commitment shares).

As of September 30, 2023, an amount of $122.1 million in shares of our common stock remain available for purchase by Lincoln Park under the 2023 Purchase Agreement.

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

No shares were sold during the year ended September 30, 2023 under the Sales Agreement. The Company currently does not have access to sell shares of common stock with the Sales Agents.

During the year ended September 30, 2022, 1,623,813 shares were sold under the Sales Agreement for gross proceeds of $21.0 million (net proceeds of $20.3 million after deducting commissions and offering expenses).

2019 Purchase Agreement

On June 7, 2019, we entered into a Purchase Agreement (the “2019 Purchase Agreement”) with Lincoln Park, as amended on July 1, 2020, pursuant to which Lincoln Park committed to purchase up to $50.0 million of our common stock. Concurrently with the execution of the 2019 Purchase Agreement in 2019, we issued 324,383 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the 2019 Purchase Agreement and became obligated to issue up to 162,191 shares pro rata, when and if Lincoln Park purchased, at our discretion, the $50.0 million aggregate commitment.

During fiscal year 2021, the Company issued to Lincoln Park an aggregate of 4,086,209 shares of common stock under the 2019 Purchase Agreement, including 4,007,996 shares of common stock for an aggregate purchase price of $24.1 million and 78,213 commitment shares. As of September 30, 2023 and 2022, no shares of our common stock remained available for purchase by Lincoln Park under the 2019 Purchase Agreement.

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

Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. Stock-based compensation expense is adjusted for actual forfeitures of unvested awards as they occur.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment policy is to preserve principal and liquidity. To achieve this objective, our investment policy allows for investments in domestic money market certificates, certificates of deposit, money market funds, bonds or commercial papers, and establishes diversification and credit quality requirements and limits investments by maturity and issuer. At September 30, 2023 and 2022, the majority of our excess cash was held in a JP Morgan Chase Prime Money Market Fund. The average amount invested at any given time throughout the year ended September 30, 2023 was $138.4 million (high: $145.4 million; low: $129.5 million) and the average rate of return was 4.69%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have a material impact on the fair market value of our cash and cash equivalents as of September 30, 2023 and 2022 and would impact our net loss by approximately $1.4 million. To date, we have not experienced a loss of principal on any of our investments and as of September 30, 2023 we did not have any allowance for credit losses from our cash and cash equivalents.

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

For the year ended September 30, 2023, a majority of our expenses were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates applied to foreign currency transactions for the year ended September 30, 2023 would not have had a material impact on our consolidated financial statements.

At September 30, 2023, we held net assets of $5.0 million (AUD $7.8 million) denominated in Australian dollars. A hypothetical 10% change in foreign exchange rates at September 30, 2023 would result in a change in reported net assets of +/- $0.5 million.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material impact on our results of operations during the periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Anavex Life Sciences Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Anavex Life Sciences Corp. (a Nevada corporation) and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2023, and our report dated November 27, 2023 expressed an unqualified opinion on those financial statements.

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

Melville, New York
November 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Anavex Life Sciences Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. (a Nevada corporation) and subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 27, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Melville, New York
November 27, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Anavex Life Sciences Corp.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) of Anavex Life Sciences Corp. (the “Company”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

We served as the Company's auditor from 2013 to 2022.

New York, New York

November 24, 2021

Anavex Life Sciences Corp.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,
	2023	2022

Assets
Current
Cash and cash equivalents	$151,024	$149,158
Incentive and tax receivables	2,709	3,193
Prepaid expenses and other current assets	653	354
Total Assets	$154,386	$152,705

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,322	$3,825
Accrued liabilities - Note 3	7,295	5,945
Deferred grant income - Note 4	917	444
Total Liabilities	12,534	10,214

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
200,000,000 common stock, par value $0.001 per share
Issued and outstanding: 82,066,511 common shares (2022 - 77,942,815)	82	78
Additional paid-in capital	434,839	387,977
Accumulated deficit	(293,069)	(245,564)
Total Stockholders' Equity	141,852	142,491
Total Liabilities and Stockholders' Equity	$154,386	$152,705

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended September 30,
	2023	2022	2021
Operating expenses
General and administrative	$12,039	$13,070	$9,018
Research and development	43,717	37,916	32,984
Total operating expenses	55,756	50,986	42,002
Operating loss	(55,756)	(50,986)	(42,002)

Other income (expenses)
Grant income	25	—	54
Research and development incentive income	2,718	3,323	4,547
Interest income, net	6,519	947	26
Other financing expense	(964)	—	—
Foreign exchange loss	(40)	(904)	(266)
Total other income, net	8,258	3,366	4,361
Net loss before provision for income taxes	(47,498)	(47,620)	(37,641)

Income tax expense, current	(7)	(358)	(268)

Net loss and comprehensive loss	$(47,505)	$(47,978)	$(37,909)

Net Loss per share Basic and diluted	$(0.60)	$(0.62)	$(0.54)

Weighted average number of shares outstanding Basic and diluted	79,787,596	76,909,993	69,802,960

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

For the years ended September 30, 2023, 2022 and 2021

(in thousands, except share and per share amounts)

	Years ended September 30,
	2023	2022	2021

Cash Flows used in Operating Activities
Net loss	$(47,505)	$(47,978)	$(37,909)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash financing related charges	845	—	—
Stock-based compensation	16,370	18,379	8,231
Changes in working capital balances related to operations:
Incentive and tax receivables	484	5,944	(4,287)
Prepaid expenses and deposits	(299)	1	88
Accounts payable	497	(914)	751
Accrued liabilities	1,350	330	2,298
Deferred grant income	473	—	444
Net cash used in operating activities	(27,785)	(24,238)	(30,384)

Cash Flows provided by Financing Activities
Issuance of common shares	27,875	20,985	153,219
Share issue costs	—	(707)	(5,551)
Proceeds from exercise of warrants	—	—	1,467
Proceeds from exercise of stock options	1,776	1,010	4,108
Net cash provided by financing activities	29,651	21,288	153,243

Increase in cash and cash equivalents during the period	1,866	(2,950)	122,859
Cash and cash equivalents, beginning of period	149,158	152,108	29,249
Cash and cash equivalents, end of period	$151,024	$149,158	$152,108

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$136	$327	$140

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-	Accumulated
	Shares	Par Value	in Capital	Deficit	Total

Balance, October 1, 2020	62,045,198	$62	$186,852	$(159,677)	$27,237

Shares issued under 2019 purchase agreement
Purchase shares	4,007,996	4	24,107	—	24,111
Commitment shares	78,213	—	—	—	—
Shares issued under Sales Agreement	5,634,576	6	79,102	—	79,108
Less: share issue costs	—	—	(2,438)	—	(2,438)
Shares issued pursuant to registered direct offering	2,380,953	2	49,998	—	50,000
Less: share issue costs	—	—	(3,097)	—	(3,097)
Shares issued pursuant to exercise of stock options	1,421,529	1	4,107	—	4,108
Shares issued pursuant to exercise of warrants	350,000	—	1,466	—	1,466
Share based compensation	—	—	8,231	—	8,231
Net loss	—	—	—	(37,909)	(37,909)
Balance, September 30, 2021	75,918,465	75	348,328	(197,586)	150,817

Shares issued under Sales Agreement	1,623,813	2	20,983	—	20,985
Less: share issue costs	—	—	(723)	—	(723)
Shares issued pursuant to exercise of stock options	400,537	1	1,010	—	1,011
Share based compensation	—	—	18,379	—	18,379
Net loss	—	—	—	(47,978)	(47,978)
Balance, September 30, 2022	77,942,815	78	387,977	(245,564)	142,491

Shares issued under 2023 purchase agreement Initial Commitment shares	75,000	—	845	—	845
Purchase shares	3,275,000	3	27,872	—	27,875
Commitment shares	13,943	—	—	—	—
Shares issued pursuant to exercise of stock options	759,753	1	1,775	—	1,776
Share based compensation	—	—	16,370	—	16,370
Net loss	—	—	—	(47,505)	(47,505)
Balance, September 30, 2023	82,066,511	$82	$434,839	$(293,069)	$141,852

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 9

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

The Company’s lead compound ANAVEX®2-73 (blarcamesine) is being developed to treat Alzheimer’s disease, Parkinson’s disease and potentially other central nervous system diseases, including rare diseases, such as Rett syndrome, a rare severe neurological monogenic disorder caused by mutations in the X-linked gene, methyl-CpG-binding protein 2 (“MECP2”).

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

Other than our rights related to the Purchase Agreement (as defined below in Note 5), there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its research and development activities.

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

September 30, 2023 – Page 10

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

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. At September 30, 2023 and 2022, substantially all of the Company’s cash balances were in excess of these federally insured limits. The Company mitigates this risk by maintaining the majority of its cash balances in a large well-known financial institution. The Company has not experienced any losses in such accounts.

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

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to external CROs, and clinical site costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the trials and studies including the phase or completion of events, invoices received and contracted costs. Judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from actual costs.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 11

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

Research and Development Incentive Income

The Company is eligible to obtain certain research and development tax credits, including, through its wholly owned subsidiary Anavex Australia, the Australian research and development tax incentive credit (the “Australia R&D credit”) through a program administered through the Australian Tax Office (the “ATO”) and AusIndustry, a division of the Australian Government’s Department of Industry, Innovation and Science (“AusIndustry”). The Australia R&D credit program provides for a cash refund based on a percentage of eligible research and development activities undertaken in Australia by Anavex Australia. Anavex Australia is also eligible under the Australia R&D credit program to receive the cash refund for certain research and development expenses incurred by Anavex Australia outside of Australia, to the extent such expenses are pre-approved by AusIndustry pursuant to an advanced overseas finding application.

The Australia R&D credit program is available to eligible companies with an annual aggregate revenue of less than $20.0 million Australian during the reimbursable period at a rate of 18.5% above the claimant’s company tax rate in Australia.

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

License Fees

The Company expenses amounts paid to acquire licenses associated with products under development when the ultimate recovery of the amounts paid is uncertain and the technology has no alternative future use when acquired. Acquisitions of technology licenses are charged to expense or capitalized based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. The Company has determined that the technological feasibility for its product candidates is reached when the requisite regulatory approvals are obtained to make the product available for sale.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 12

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

As of September 30, 2023, diluted loss per share excludes 14,271,780 potentially dilutive common shares (2022 –13,329,616; 2021 – 11,540,903) related to outstanding options and warrants, as their effect was anti-dilutive.

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

Grant Income

Grant income is recognized at the fair value of the grant when it is received, and all substantive conditions have been satisfied. Grants received from government and other agencies in advance of the specific research and development costs to which they relate are deferred and recognized in the consolidated statements of operations in the period they are earned, typically when the related research and development costs are incurred.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 13

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

The Company recognizes interest and penalties related to current income tax expense on the interest income, net line, in the accompanying consolidated statements of operations. Accrued interest and penalties, if any, are included in accrued liabilities on the consolidated balance sheets.

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

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options and warrants at the date of the grant. This model requires the input of subjective assumptions, including the expected price volatility and expected life of each award. The Company uses the U.S. Treasury daily treasury yield curve rates for the expected term of the option as the risk-free rate. The expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide sufficient basis for estimating the expected term. Expected volatility is based on the average of the daily share price changes over the expected term. The Company does not estimate forfeitures and elects to record actual forfeitures as they occur. The Company has not paid any dividends on its common stock historically, therefore no assumption of dividend payments is made in the model. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore, are subject to management’s judgment. Changes in these assumptions can materially affect the fair value estimates.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 14

The purchase price of options or warrants may be paid in cash or, if approved by the Company’s compensation committee (or in the case of warrants by the Board of Directors) in advance, “net settled” in shares of the Company’s common stock. In a net settlement of an option or warrant, the Company does not receive payment of the exercise price from the holder but reduces the number of shares of common stock issued upon the exercise of the stock option or warrant by the smallest number of whole shares that have an aggregate fair market value equal to or over the aggregate exercise price for the option shares covered by the option or warrant exercised. Shares issued pursuant to the exercise of options and warrants are issued from the Company’s treasury.

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

At September 30, 2023 and 2022, the Company did not have any Level 2 or Level 3 assets or liabilities.

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

On October 1, 2022, the Company adopted ASU 2021-10, Annual Disclosure Requirements for Business Entities Receiving Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The disclosure of the Company’s research and development tax incentive income and receivable is detailed in Note 4.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 15

Note 3 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	September 30,
	2023	2022
Accrued clinical site and patient visits costs	$2,006	$2,031
Accrued compensation and benefits	1,360	1,298
Fixed contract accruals	38	417
Milestone based contract accruals	1,267	137
All other accrued liabilities	2,624	2,062
Total accrued liabilities	$7,295	$5,945

Note 4 Other Income

Grant income

During the year ended September 30, 2023, the Company received $0.5 million (2022: $0 2021: $0.5 million) of a $1.0 million research grant awarded during the year ended September 30, 2021, by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 (blarcamesine) related to Parkinson’s disease.

The grant income was deferred when received and amortized to other income as the related research and development expenditures are incurred. During the year ended September 30, 2023, the Company recognized $25,000 (2022: $0; 2021: $54,100) of this grant on its statements of operations within grant income. At September 30, 2023 an amount of $0.9 million (2022: $0.4 million) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statements of operations as the related expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

During the year ended September 30, 2023, the Company recorded research and development incentive income of $2.7 million (AUD 4.1 million) (2022: $3.3 million (AUD 4.5 million); 2021: $4.5 million (AUD 6.1 million)) in respect of the Australia R&D credit for eligible research and development expenses incurred during the year. This amount is included within Other income (expense) on the consolidated statements of operations.

At September 30, 2023, Incentive and tax receivables includes $2.5 million (AUD 3.9 million) (2022: $2.9 million (AUD 4.5 million) relating to Australia R&D credits earned during the year that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

The Australia R&D credit program is a self-assess program whereby the Company must assess its eligibility each year to determine (i) if the entity is eligible (ii) if the specific R&D activities are eligible and (iii) if the individual R&D expenditures have nexus to such R&D activities. The Company evaluates its eligibility under the tax incentive program as of each balance sheet date based on the most current and relevant data available. Anavex Australia is able to continue to claim the R&D tax incentive for as long as it remains eligible and continues to incur eligible research and development expenditures.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 16

Although the Company believes that it has complied with all the relevant conditions of eligibility under the program for all periods claimed, the ATO has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur, the ATO may have different interpretations of certain eligibility requirements. If the ATO disagreed with the Company’s assessments and any related subsequent appeals, it could require adjustment to and repayment of current or previous years’ claims already received. Additionally, if the Company was unable to demonstrate a reasonably arguable position taken on such claims, the ATO could also assess penalties and interest on such adjustment.

Currently, the Company’s tax incentive claims from 2019 to 2022 are open to potential review by the ATO. Additionally, the period open for review is indefinite if the ATO suspects fraud. The Company has not provided any allowance for any such potential adjustments, should they occur in the future.

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

Registered Direct Offering

On June 22, 2021, the Company and Deep Track Capital entered into a securities purchase agreement pursuant to which the Company sold to Deep Track Capital an aggregate of 2,380,953 shares of common stock at $21 per share in a registered direct offering, for gross proceeds of $50 million. Net proceeds of the offering were $46,902,981 after deducting offering fees and expenses.

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

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the year ended September 30, 2023, no shares were sold pursuant to the Offering. During the year ended September 30, 2022, 1,623,813 shares were sold pursuant to the Offering for gross proceeds of $21.0 million (net proceeds of $20.3 million after deducting offering expenses) (2021: 5,634,576 shares were sold for gross proceeds of $79.1 million, net proceeds of $76.7 million). At September 30, 2023, an amount of $142.4 million (2022: $142.4 million) was registered pursuant to an effective registration statement. The Company currently does not have access to sell shares of common stock under the Sales Agreement.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 17

2023 Purchase Agreement

On February 3, 2023, the Company entered into a $150.0 million purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $150.0 million in value of its shares of common stock from time to time over a three-year period until February 3, 2026.

In consideration for entering into the 2023 Purchase Agreement, the Company issued to Lincoln Park 75,000 shares of common stock as a commitment fee (the “initial commitment shares”) and agreed to issue up to an additional 75,000 shares pro rata, when and if, Lincoln Park purchased, at the Company’s discretion, the $150.0 million aggregate commitment. The Company determined the fair value of the initial commitment shares was $0.8 million with reference to the closing price of the Company’s shares on the Purchase Agreement date. In addition, the Company incurred third party expenses of $0.1 million in connection with entering into the Purchase Agreement. These amounts were expensed to other financing expense on the statements of operations during the year ended September 30, 2023.

During the year ended September 30, 2023, the Company issued to Lincoln Park an aggregate of 3,288,943 (2022: 0) shares of common stock under the 2023 Purchase Agreement, including 3,275,000 (2022: 0) shares of common stock for aggregate proceeds of $27.9 million (2022: $0) and 13,943 (2022: 0) commitment shares.

At September 30, 2023, an amount of $122.1 million remained available under the 2023 Purchase Agreement.

2019 Purchase Agreement

On June 7, 2019, the Company entered into a $50.0 million purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park, as amended on July 1, 2020, pursuant to which the Company had the right to sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $50.0 million in value of its shares of common stock from time to time over a three-year period until July 1, 2022.

During the year ended September 30, 2023 and 2022, the Company did not issue any shares to Lincoln Park under the 2019 Purchase Agreement.

During the year ended September 30, 2021, the Company issued to Lincoln Park an aggregate of 4,086,209 shares of common stock under the 2019 Purchase Agreement, including 4,007,996 shares of common stock for an aggregate purchase price of $24.1 million and 78,213 commitment shares.

At September 30, 2023 and 2022, no shares remained available for issuance under the 2019 Purchase Agreement.

Note 6 Commitments and Contingencies

Lease

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

The operating lease costs were as follows (in thousands):

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 18

	September 30,
	2023	2022	2021
Operating lease costs	$118	$73	$131

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

During the year ended September 30, 2023, the Company made matching contributions under the 401(k) plan as follows (in thousands):

	September 30,
	2023	2022	2021
Contributions to 401(k) plan	$232	$158	$129

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

Share Purchase Warrants

At September 30, 2023 and 2022, the Company had 160,000 warrants outstanding at a weighted average exercise price of $3.72 as follows:

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

September 30, 2023 – Page 19

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

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. At September 30, 2023, 3,849,917 options had been issued under the 2022 Plan and 6,661,535 options were available for issue under the 2022 Plan, subject to stockholder approval.

The following summarizes information about stock option activity during the years ended September 30, 2023 and 2022:

			Weighted
		Weighted Average	Average Grant	Aggregate intrinsic
	Number of	Exercise Price	Date Fair Value	value
	Options	($)	($)	($)
Outstanding, September 30, 2021	11,330,903	5.74	—	140,132,451
Granted	2,358,000	10.13	7.07	—
Forfeited	(118,750)	6.86	5.23	—
Exercised	(400,537)	2.52	1.88	4,201,015
Outstanding, September 30, 2022	13,169,616	6.61	4.96	62,267,309
Granted	1,959,000	9.30	6.60	—
Expired	—	—	—	—
Exercised	(759,753)	2.34	0.95	4,629,026
Forfeited	(257,083)	12.00	6.74	—
Cancelled	—	—	—	—
Outstanding, September 30, 2023	14,111,780	7.12	5.27	22,290,069
Exercisable, September 30, 2023	9,604,614	5.19	3.94	22,290,069

The following summarizes information about stock options at September 30, 2023 by a range of exercise prices:

			Weighted
			average	Weighted
		Number of	remaining	average		Weighted
Range of exercises prices		outstanding	contractual	exercise	Number of	average
From	To	options	life	price	vested options	exercise price
$0.92	3.00	3,280,309	4.74	2.39	3,280,309	$2.39
$3.01	5.00	2,017,500	4.32	3.28	2,017,500	$3.28
$5.01	9.00	5,260,054	6.21	6.90	3,304,137	$6.10
$9.01	13.00	1,981,917	8.37	10.55	480,584	$11.45
$13.01	25.00	1,572,000	7.49	18.29	522,084	$18.57
		14,111,780	6.04	7.12	9,604,614	$5.19

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 20

The weighted average per share fair value of options vested during the year ended September 30, 2023 was $3.94 (2022: $4.69, 2021: $2.54). At September 30, 2023, the weighted average contractual life of options outstanding was 6.0 years (2022: 6.4 years) and for options exercisable was 4.75 years (2022: 5.1 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2023.

The Company recognized stock-based compensation expense of $16.4 million during the year ended September 30, 2023 (2022: $18.4 million; 2021: $8.2 million) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s consolidated statements of operations as follows (in thousands):

	September 30,
	2023	2022	2021
General and administrative	$5,558	$7,129	3,571
Research and development	10,812	11,250	4,660
Total stock-based compensation	$16,370	$18,379	8,231

An amount of approximately $14.1 million in stock-based compensation is expected to be recorded over the remaining term of such options and warrants through fiscal 2026.

The fair value of each option and warrant award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2023	2022	2021
Risk-free interest rate	3.70%	3.11%	0.73%
Expected life of options (years)	5.64	5.57	5.74
Annualized volatility	85.13%	84.17%	93.43%
Dividend rate	0.00%	0.00%	0.00%

The fair value of stock compensation charges recognized during the years ended September 30, 2023, 2022 and 2021 was determined with reference to the quoted market price of the Company’s shares on the grant date.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 21

Note 7 Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below (in thousands):

	2023	2022	2021
United States	$(41,198)	$(40,002)	$(28,851)
Foreign	(6,300)	(7,618)	(8,790)
Total	$(47,498)	$(47,620)	$(37,641)

The components of net deferred income tax assets as of September 30, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Net operating loss carryforwards	$46,462	$46,208	$34,982
Research and development tax credit carryforwards	2,713	2,182	1,577
Stock-based compensation	18,593	13,373	10,453
Research and development capitalization	7,219	—	—
Unpaid charges	1,559	894	89
Intangible asset costs	593	388	323
Foreign exchange and other	49	44	62
Valuation allowance of deferred tax assets	(77,188)	(63,089)	(47,486)
Net deferred tax assets	$—	$—	$—

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended September 30, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Income tax benefit at statutory federal rate	$(9,975)	$(10,000)	$(7,934)
Foreign income taxed at other rates	—	(170)	(353)
Permanent differences relating to stock based compensation	(601)	(714)	(4,379)
Permanent differences relating to GILTI inclusion	165	—	—
Permanent differences relating to Section 162(m)	—	—	816
Other permanent differences	273	—	741
Adjustment to tax assets based on Section 382	—	—	3,330
Research and development credits, net	(37)	232	1,042
State and local taxes	(4,122)	(4,975)	(7,022)
Adjustment to true up to prior years' tax provision	206	24	48
Effect of change in statutory tax rates	—	—	216
State minimum and excise taxes	—	358	268
Change in valuation allowances	14,098	15,603	13,495
Income tax expense	$7	$358	$268

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2023 – Page 22

As of September 30, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $126.3 million (2022: $123.4 million) of which $37.7 million will begin to expire in 2025 and $88.6 million can be carried forward indefinitely, state and local net operating loss carryforwards of approximately $ 16.6 million (2022: $17.2 million) which will begin to expire in 2036, and Research and Development tax credits of approximately $2.7 million (2022: $2.2 million) which will begin to expire in 2029. The Company had approximately $12.9 million (approximately AU$20.1 million) (2022: $10.6 million (approximately AU$ 14.9 million)) of net operating loss carryforwards in Australia, which have an indefinite life, available to offset future taxable income in those jurisdictions.

The Company evaluates its valuation allowance requirements based on available evidence. When circumstances change, and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance has been established at September 30, 2023 and 2022.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $7.2 million.

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

The Company conducted a Section 382 study during the year ended September 30, 2021 and determined that, during the year ended September 30, 2015, there was a change in ownership which resulted in $25.8 million of federal NOLs being subject to an annual limitation. During the year ended September 30, 2021, the Company reduced its federal NOLs by $12.1 million and its Research and Development tax credit carryforwards by $0.8 million, which are the amount of tax assets that will expire unutilized pursuant to the Section 382 study. This resulted in a reduction of $2.5 million of NOLs and $0.8 million of research and development credits and a corresponding reduction in the valuation allowance of $3.3 million, which was recorded in the 2021 fiscal year. Subsequent ownership changes in future years could trigger additional limitations of the Company’s NOLs. During the year ended September 30, 2023 and 2022 the Company determined that there were no changes in ownership pursuant to Section 382.

As of September 30, 2023, the Company did not provide any foreign withholding taxes related to its foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested to fund ongoing operations of the foreign subsidiaries. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

Note 8 Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time they are filed with the Securities and Exchange Commission (SEC).

There were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of September 30, 2023.

The effectiveness of our internal control over financial reporting as of September 30, 2023, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are to be elected at our annual meeting and each director elected is to hold office until his or her successor is elected and qualified. Our Board of Directors may remove our officers at any time.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief	58	July 5, 2013
	Executive Officer, Secretary
Jiong Ma, PhD	Director, Chair	59	May 25, 2021
Athanasios Skarpelos	Director	56	January 9, 2013
Claus van der Velden, PhD	Director	51	March 2, 2018
Steffen Thomas, PhD	Director	57	June 15, 2015
Peter Donhauser, D.O.	Director	58	February 8, 2017
Sandra Boenisch, CPA, CGA	Principal Financial Officer,	42	October 1, 2015
	Treasurer

Board Leadership Structure

The Board of Directors is composed of a majority of independent directors and the Chief Executive Officer of the Company.

Our Board of Directors has appointed an independent Board Chair, Dr. Jiong Ma. As Board Chair, Dr. Ma has the authority, among other things, to call and preside over meetings of our Board, to set meeting agendas, and to determine materials to be distributed to the Board. The Company believes separation of the positions of Board Chair and Chief Executive Officer reinforces the independence of our Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having an independent Board Chair creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of our Board to monitor whether management’s actions are in the best interests of the Company and its stockholders.

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

Sandra Boenisch, CPA, CGA. Ms. Boenisch is a Chartered Professional Accountant (CPA, CGA) with approximately 20 years of accounting, audit and financial reporting experience in a variety of industries, both in the United States and Canada. Ms. Boenisch was an independent consultant, providing financial reporting services to a range of public companies in the United States and Canada since January 2012. From 2008 until 2012, Ms. Boenisch was employed at BDO Canada LLP (Vancouver, BC) where she was hired as a Senior Accountant and was later promoted to Manager, Audit Assurance. Ms. Boenisch specialized in managing assurance engagements for public companies in the United States and Canada. Prior to that, Ms. Boenisch worked for another public accounting firm from 2001 to 2008. As an independent consultant, Ms. Boenisch has acquired considerable experience in finance, governance, and regulatory compliance. She holds a BComm from Laurentian University.

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

Information Regarding Committees of the Board of Directors

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for 2023:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Christopher Missling, PhD
Athanasios Skarpelos	X
Claus van der Velden, PhD	X*	X*	X*
Steffen Thomas, PhD	X	X	X
Peter Donhauser, D.O.		X	X
Jiong Ma, PhD	X
Meetings in 2023	4	1	—

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

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management. The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Securities and Exchange Commission (the “SEC”). In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the firm’s communications with the Audit Committee concerning independence and has discussed with the independent registered accounting firm its independence from the Company and management. Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements for the Company for the fiscal year ended September 30, 2023 be included in this Annual Report on Form 10-K for the year ended September 30, 2023.

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

The Compensation Committee has the responsibilities and authority designated by NASDAQ rules and the Compensation Committee Charter. Specifically, the Compensation Committee has the sole discretion to select and receive advice from a compensation consultant, legal counsel or other adviser and is directly responsible for oversight of their work. The Compensation Committee must also determine reasonable compensation to be paid to such advisors by us.

The Compensation Committee met one time during fiscal 2023 and acted by written consent as required.

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

The NCG Committee did not meet during fiscal 2023 but acted by written consent as required.

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

The Compensation Committee meets at least once per year to review and evaluate executive compensation and each executive officer’s performance. The Compensation Committee utilizes quantitative and qualitative factors, including the accomplishment of initiatives, attitude, and leadership and applies overall judgment to assess performance, taking into account the financial condition of the Company. In setting compensation, the Compensation Committee considers the outcome of the most recent say-on-pay vote, as well as stockholder feedback throughout the year, when making compensation decisions for our executive officers. In our most recent say-on-pay vote, conducted at our 2021 annual meeting of stockholders, held on May 25, 2021, our stockholders approved the compensation of our named executive officers on an advisory basis, with 88% of the votes cast in favor of the fiscal 2021 compensation of our named executive officers. Ultimately, the Compensation Committee seeks to evaluate, based on the achievement of financial and nonfinancial objectives, the variable compensation, including special awards, of executive officers of the Company and decide on the base salary and target discretionary bonus for such persons taking into account relevant benchmark data.

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

Compensation Consultants

The Compensation Committee makes recommendations to the Board for all compensation for executives, including the structure and design of the compensation programs. The Compensation Committee is responsible for retaining and terminating compensation consultants and determining the terms and conditions of their engagement. During fiscal 2023, the Compensation Committee did not engage any compensation consultants.

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

Equity Compensation

Equity compensation includes stock option grants within the terms of our 2022 Omnibus Incentive Plan. Each executive officer is eligible for stock option grants under the Omnibus Incentive Plans which may vest over a required service period, “Time Based Awards”, or that vest upon achievement of certain performance criteria, “Performance Awards”. Generally, our Compensation Committee grants Time Based Awards at or near the date of hire. Such grants are intended to link executive compensation with stockholder value over time. Subsequent awards are granted as Performance Awards, which are intended to align executive compensation with the company’s short-term and long-term objectives. Our compensation committee selects performance goals that reflect the company’s short-term and longer-term objectives to ensure executives, as well as all employees, are rewarded for the successful and timely accomplishment of these objectives. Generally, these performance criteria include milestones in connection with the successful execution, enrollment and completion of the Company’s clinical trials. Only our Board of Directors, acting in its sole discretion, or the Compensation Committee grants options or Performance Awards to our executive officers.

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

Managing Compensation-Related Risks

Although a portion of the compensation provided to our executive officers and other employees is performance-based, the executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that the compensation program is designed to encourage executive officers and other employees to remain focused on both short-term and long-term strategic goals within the context of our pay-for-performance compensation philosophy.

Clawback Policy

In November 2023, the Board of Directors adopted an executive officer compensation clawback policy that may be applied in the event of a material financial restatement. The clawback policy covers all of the named executive officers and includes all incentive-based compensation. Specifically, in the event of an accounting restatement, the Company must recover, reasonably promptly, erroneously awarded compensation in amounts determined pursuant to the policy. Compensation that may be recoverable under the policy includes cash or equity-based compensation for which the grant, payment or vesting (or any portion thereof) is or was predicated upon the achievement of specified financial results that are impacted by the material financial restatement, and the amount of compensation that may be impacted by the clawback policy is the difference between the amount paid or granted, and the amount that should have been paid or granted, if calculated on the updated financials. Recovery under the policy with respect to an executive officer will not require the finding of any misconduct by such executive officer or such executive officer being found responsible for the accounting error leading to an accounting restatement.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

The foregoing report has been furnished by the Compensation Committee.

Claus van der Velden, Committee Chair

Steffen Thomas

Peter Donhauser

Summary Compensation

The particulars of compensation paid to our named executive officers for the last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All other Compensation ($)(1)	Total ($)
Christopher Missling, PhD	2023	700,000	124,753	3,066,200	3,500	3,894,453
President, Chief Executive Officer,	2022	586,400	110,000	6,045,043	12,200	6,753,643
and Director	2021	550,000	110,000	8,745,457	11,600	9,417,057

Sandra Boenisch(2)	2023	186,883	—	306,700	7,475	501,058
Principal Financial Officer and	2022	174,900	—	277,603	—	452,503
Treasurer	2021	158,300	—	724,314	—	882,614

(1)	Includes employer matching of defined contribution savings plans.

(2)	Compensation to Ms. Boenisch denominated in Canadian Dollars and has been translated to US dollars at an exchange rate of 0.7416 during the year ended September 30, 2023 (2022: 0.7831; 2021: 0.7915).

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

Sandra Boenisch

We and Ms. Boenisch entered into an amended and restated employment agreement dated October 4, 2017, as amended and extended, whereby we currently pay Ms. Boenisch an annual base salary of $264,000 Canadian dollars. Ms. Boenisch is eligible for discretionary salary increases.

Grants of Plan Based Awards

The following table sets forth the awards granted for each named executive officer during the year ended September 30, 2023 under our 2022 Omnibus Incentive Plan:

		All other option awards
Name	Grant Date	Number of securities underlying options (#)(1)	Exercise or base price of option award ($/sh)	Grant date fair value of option awards ($) (2)
Christopher Missling, PhD	March 31, 2023	500,000	$8.57	$3,066,200
Sandra Boenisch	March 31, 2023	50,000	$8.57	$306,700

(1) Represents shares of our common stock underlying options awarded, each of which vest over time.

(2) Represents the fair value of each equity award on the date of grant, as computed in accordance with FASB ASC 718.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2023.

		Option Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher	73,380	—	—	1.32	May 8, 2024
Missling	500,000	—	—	0.92	April 2, 2025
	187,500	—	—	5.04	Sept 18, 2025
	379,625	—	—	6.26	July 5, 2026
	861,429	—	—	7.06	July 18, 2026
	500,000	—	—	3.28	Sept 22, 2026
	450,000	—	—	5.92	May 12, 2027
	400,000	—	—	3.30	Dec 13, 2027
	450,000	—	—	2.30	May 15, 2028
	409,500	—	—	2.58	Oct. 1, 2028
	750,000	—	—	3.15	May 3, 2029
	550,000	—	—	2.96	January 6, 2030
	550,000	—	—	5.49	December 30, 2030
	—	500,000	—	18.11	August 2, 2031
	—	500,000	—	7.54	June 14, 2032
	—	500,000	—	10.09	June 27, 2032
	—	500,000		8.57	March 31, 2032
Sandra Boenisch	30,000	—	—	3.30	Dec 13, 2027
	30,000	—	—	2.30	May 15, 2028
	27,300	—	—	2.58	Oct. 1, 2028
	35,000	—	—	2.93	June 4, 2029
	70,000	—	—	2.96	January 6, 2030
	50,000	—	—	5.49	December 30, 2030
	—	40,000	—	18.11	August 2, 2031
	—	40,000	—	10.09	June 27, 2032
	—	50,000	—	8.57	March 31, 2032

Option Exercises and Stock Vested

The following table sets forth for each named executive officer awards that were exercised during the year ended September 30, 2023:

	Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Christopher Missling	500,000	3,203,340
Sandra Boenisch	—	—

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There was no nonqualified deferred compensation for our named executive officers in fiscal 2023.

CEO Pay Ratio Disclosure

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. Based on the information for fiscal year 2023, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was 7.7:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below.

We identified the median employee by examining the 2023 annual base salary compensation for all individuals, excluding our CEO. We excluded independent contractors retained on an as needed basis, whose compensation is determined by an unaffiliated third party, and who are therefore are not considered our employees for purposes of the pay ratio calculation.

We included all employees who were employed by us as of September 30, 2023. We selected the determination date and measurement period because they are recent periods for which employee census and compensation information are readily available. Salaries and wages were annualized for those employees who were not employed for the full year of fiscal 2023. We selected annual base salary as our compensation measure because it is readily available in our existing payroll systems, it is consistently calculated for each employee, and because it is a reasonable proxy for total compensation for purposes of determining the median employee. We did not apply any cost-of-living adjustments to the compensation of employees in jurisdictions other than the jurisdiction in which the CEO resides.

Once we identified our median employee, we calculated such employee’s annual total compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in that employee’s annual total compensation of $512,245. The median employee’s annual total compensation includes annualized base salary, annualized bonus, annualized 401(k) matching contributions, and the fair value of awards granted during the fiscal year ended September 30, 2023 under our 2022 Omnibus Incentive Plan.

With respect to the CEO, we used the amount reported as total compensation in the Summary Compensation Table included in this annual report on Form 10-K. Any estimates and assumptions used to calculate total annual compensation are described in footnotes to the Summary Compensation Table.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiong Ma	33,000	—	316,540	—	—	—	349,540
Claus van der Velden	41,000	—	316,540	—	—	—	357,540
Athanasios Skarpelos	25,000	—	316,540	—	—	—	341,540
Steffen Thomas	25,000	—	316,540	—	—	—	341,540
Peter Donhauser	25,000	—	316,540	—	—	—	341,540

(1) Includes stock option awards valued based on the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. The amounts shown in the table above do not necessarily reflect the actual value that may be realized by the non-employee director upon vesting. On September 30, 2023, the aggregate number of outstanding vested and unvested stock option awards held by each director was as follows: Dr. Ma possessed options to purchase 160,000 shares, Dr. van der Velden possessed options to purchase 305,500 shares, Mr. Skarpelos possessed options to purchase 355,500 shares, Dr. Thomas possessed options to purchase 405,500 shares and Dr. Donhauser possessed options to purchase 305,500 shares.

We currently compensate non-employee directors $25,000 per year, paid quarterly. We compensate Dr. Ma an additional $4,000 per quarter for acting as Chair. We compensate Claus van der Velden an additional $4,000 per quarter for performing the functions of Chairman of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

We regularly grant members of the Board of Directors awards of options. Each board member is granted options initially when they join the Board of Directors, which typically vest over a three-year period. Additionally, we grant awards on an annual basis. Annual awards of options typically vest in full on the first anniversary of grant date. In 2023, the annual grant was 50,000 options to each director.

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

If Dr. Missling was terminated by the Company without cause on September 30, 2023, he would have been entitled to a severance payment of $2,444,750. If Dr. Missling terminated his employment for Good Reason on September 30, 2023, he would have been entitled to a severance payment of $2,329,800.

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

If Ms. Boenisch was terminated by the Company without cause on September 30, 2023, she would have been entitled to continued salary payments equal to $97,890 in total.

The following table presents accelerated vesting for certain equity awards outstanding at the time of the executive’s termination for each Named Executive Officer, if employment were terminated by either the Company without cause or by Dr. Missling for good reason on September 30, 2023:

	Vesting Upon Termination
Named Executive Officer	Unvested Stock Options (#)		Stock Option Awards Estimated Benefit ($)(1)
Dr. Christopher Missling	2,550,000		583,000
Sandra Boenisch	—	(2)	—

(1) Estimated benefit based on the closing stock price of $6.55 at September 30, 2023.

(2) Ms. Boenisch’s unvested stock options at September 30, 2023 all contained performance based vesting conditions, therefore such options would not automatically vest upon Termination.

Potential Payments Upon Change in Control

If the Company is subject to a Change in Control, then the CEO Employment Agreement and the CFO Employment Agreement provide that all previously granted but unvested stock options held by Dr. Missling and Ms. Boenisch shall vest.

The following table presents accelerated vesting for certain equity awards outstanding to the Named Executive Officer, if a change in control had occurred at September 30, 2023:

	Vesting Due to Change in Control
Named Executive Officer	Unvested Stock Options (#)	Stock Option Awards Estimated Benefit ($)(1)
Dr. Christopher Missling	2,550,000	583,000
Sandra Boenisch	180,000	53,000

(1) Estimated benefit based on the closing stock price of $6.55 at September 30, 2023.

For a complete description of these terms and conditions please refer to the CEO Employment Agreement and CFO Employment Agreement (and their amendments) filed as exhibits to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of November 24, 2023, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

	Name and address of	Amount and nature of		Percent of
Title of class	beneficial owner	beneficial ownership		class (1)
Directors and Named Executive Officers
Common	Christopher Missling	7,311,644	(2)	8.3%
Stock	(CEO/Director)
Common	Jiong Ma (Director,	65,000	(3)	*
Stock	Chair)
Common	Claus van der Velden	222,167	(4)	*
Stock	(Director)
Common	Athanasios Skarpelos	1,578,625	(5)	1.9%
Stock	(Director)
Common	Steffen Thomas	322,167	(6)	*
Stock	(Director)
Common	Peter Donhauser	224,332	(7)	*
Stock	(Director)
Common	Sandra Boenisch	265,263	(8)	*
Stock	(Principal Financial
	Officer)
Common	Directors & Executive	9,989,198		11.2%
Stock	Officers as a group (7
	persons)
5% Holders
Common	The Vanguard Group	4,144,500	(9)	5.0%
Stock	100 Vanguard Blvd
	Malvern, PA 19355
Common	State Street Corporation	5,812,605	(9)	7.1%
Stock	1 Lincoln Street
	Boston, MA 02111
Common	BlackRock, Inc.	5,578,159	(10)	6.8%
Stock	55 East 52nd Street
	New York, NY 10055

(1)	Percentage of ownership is based on 82,086,511 of our common stock issued and outstanding as of November 24, 2023. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 73,380 shares of our common stock at $1.32 per share, options to purchase 500,000 shares of our common stock at $0.92 per share, options to purchase 187,500 shares of our common stock at $5.04 per share, options to purchase 379,625 shares of our common stock at $6.26 per share, options to purchase 861,429 shares of our common stock at $7.06 per share, options to purchase 500,000 shares of our common stock at $3.28 per share, options to purchase 450,000 shares of our common stock at $5.92 per share, options to purchase 400,000 shares of our common stock at $3.30 per share, options to purchase 450,000 shares of our common stock at $2.30 per share, options to purchase 409,500 shares of our common stock at $2.58 per share, options to purchase 750,000 shares of our common stock at $3.15 per share, options to purchase 550,000 shares of our common stock at $2.96 per share and options to purchase 550,000 shares of our common stock at $5.49 per share that are vested or are vesting within 60 days. Excludes options to purchase 500,000 shares of our common stock at $18.11 per share, options to purchase 500,000 shares of our common stock at $7.54 per share, options to purchase 500,000 shares of our common stock at $10.09 per share and options to purchase 500,000 shares at $8.57 per share that do not vest within 60 days.

(3)	Includes options to purchase 23,333 shares of our common stock at $13.01 per share, options to purchase 25,000 shares of our common stock at $18.11 per share and options to purchase 16,667 shares of our common stock at $10.09 per share that have vested or are vesting within 60 days. Excludes options to purchase 11,667 shares of common stock at $13.01 per share, options to purchase 33,333 shares of our common stock at $10.09 per share and options to purchase 50,000 shares of our common stock at $8.57 per share that do not vest within 60 days.

(4)	Includes options to purchase 50,000 shares of our common stock at $2.60 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share and options to purchase 16,667 shares of our common stock at $10.09 per share that have vested or are vesting within 60 days. Excludes options to purchase 33,333 shares of our common stock at $10.09 per share and options to purchase 50,000 shares of our common stock at $8.57 per share that are not vesting within 60 days.

(5)	Includes options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share and options to purchase 16,667 shares of our common stock at $10.09 per share that have vested or are vesting within 60 days. Excludes options to purchase 33,333 shares of our common stock at $10.09 per share and options to purchase 50,000 shares of our common stock at $8.57 per share that do not vest within 60 days.

(6)	Includes options to purchase 50,000 shares of our common stock at $1.76 per share, options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share and options to purchase 16,667 shares of our common stock at $10.09 per share that have vested or are vesting within 60 days. Excludes options to purchase 33,333 shares of our common stock at $10.09 per share and options to purchase 50,000 shares of our common stock at $8.57 per share that are not vesting within 60 days.

(7)	Includes options to purchase 50,000 shares of our common stock at $5.39 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share and options to purchase 16,667 shares of our common stock at $10.09 per share that have vested or are vesting within 60 days. Excludes options to purchase 33,333 shares of our common stock at $10.09 per share and options to purchase 50,000 shares of our common stock at $8.57 per share that are not vesting within 60 days.

(8)	Includes options to purchase 30,000 shares of our common stock at $3.30 per share, options to purchase 30,000 shares of our common stock at $2.30 per share, options to purchase 27,300 shares of our common stock at $2.58 per share, options to purchase 35,000 shares of our common stock at $2.93 per share, options to purchase 70,000 shares of our common stock at $2.96 per share and options to purchase 50,000 shares of our common stock at $5.49 per share that have vested or are vesting within 60 days. Excludes options to purchase 40,000 shares of our common stock at $18.11 per share options to purchase 40,000 shares of our common stock at $10.09 per share and options to purchase 50,000 shares of our common stock at $8.57 per share that do not vest within 60 days.

(9)	Based on Schedule 13G as filed with the SEC and dated on February 9, 2023

(10)	Based on Schedule 13G as filed with the SEC and dated on January 31, 2023

Change in Control

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements at September 30, 2023:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	22,050,553	7.40	6,661,535
Equity compensation plans not approved by security holders	—	—	—
Total	22,050,553	7.40	6,661,535

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There have been no transactions, since October 1, 2022, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

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

Board Meetings

During fiscal 2023, each member of the Board of Directors attended at least 75% of the aggregate of all meetings of the Board of Directors and all meetings of committees of the Board of Directors on which such director served that were held during the period in which such director served.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our Company for professional services rendered by our independent registered public accounting firm, Grant Thornton, LLP for the fiscal years ended September 30, 2023 and 2022:

	2023	2022
Audit Fees	$444,098	$398,900
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$444,098	$398,900

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Commission for the fiscal years ended September 30, 2023 and 2022 in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our Audit Committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our Audit Committee.

Our Audit Committee has considered the nature and amount of fees billed or expected to be billed by Grant Thornton LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining Grant Thornton LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as amended (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.3	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2007)
(4)	Instruments Defining the Rights of Security Holders
4.1	Description of Registrant’s Securities (incorporated by reference to our Annual Report on Form 10-K filed on November 28, 2022)
4.2	Registration Rights Agreement, dated February 3, 2023, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2023)
(10)	Material Contracts
10.1^	2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on December 29, 2015)
10.2^	2019 Omnibus Incentive Plan (incorporated by reference to our Proxy Statement, dated February 11, 2019, as filed on February 11, 2019)
10.3^	2022 Omnibus Incentive Plan (incorporated by reference to our Registration Statement on Form S-8, as filed on June 10, 2022)
10.4^	Employment Agreement, dated as of July 5, 2013, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 13, 2014)
10.5^	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.6^	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
10.7^	Second Amendment to Employment Agreement, dated as of May 3, 2019 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2019)
10.8^	Third Amendment to Employment Agreement, dated April 7, 2022 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2022)
10.9^	Amended and Restated Employment Agreement by and between the Company and with Sandra Boenisch (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
10.10^	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 4, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 6, 2020)
10.11^	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 28, 2022 (incorporated by reference to our Current Report on Form 8-K filed on March 4, 2022)
10.12	Amended and Restated Sales Agreement, dated May 1, 2020, by and among the Company, Cantor Fitzgerald & Co. and SVB Leerink LLC (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2020)

10.13	Purchase Agreement dated February 3, 2023 by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2023)
(14)	Code of Ethics
14.1*	Code of Ethics Adopted on August 1, 2023
(21)	Subsidiaries
21.1*	Subsidiaries of the Registrant
(23)	Consent
23.1*	Consent of Grant Thornton LLP Independent Registered Public Accounting Firm
23.2*	Consent of BDO USA, P.C. Independent Registered Public Accounting Firm
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1**	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Anavex Life Sciences Corp. Compensation Clawback Policy*
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

^ Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 27, 2023	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling, PhD		November 27, 2023
Christopher Missling, PhD	Chief Executive Officer (Principal Executive Officer) and Director

/s/ Sandra Boenisch		November 27, 2023
Sandra Boenisch, CPA, CGA	Principal Financial Officer and Treasurer (Principal Accounting Officer)

/s/ Jiong Ma, PhD		November 27, 2023
Jiong Ma, PhD	Director, Chair

/s/ Athanasios Skarpelos		November 27, 2023
Athanasios Skarpelos	Director

/s/ Claus van der Velden, PhD		November 27, 2023
Claus van der Velden, PhD	Director

/s/ Steffen Thomas, PhD		November 27, 2023
Steffen Thomas, PhD	Director

/s/ Peter Donhauser, D.O.		November 27, 2023
Peter Donhauser, D.O.	Director

