Form 10-Q
period 2023-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2024-02-07
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 82,112,511 shares of Common Stock outstanding as of February 7, 2024.

1

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anavex Life Sciences Corp.

Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

Anavex Life Sciences Corp.
Condensed Consolidated Interim Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2023	2023
	(Unaudited)
Assets
Current
Cash and cash equivalents	$143,765	$151,024
Incentive and tax receivables	3,549	2,709
Prepaid expenses and other current assets	756	653
Total Assets	$148,070	$154,386

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,292	$4,322
Accrued liabilities - Note 4	7,286	7,295
Deferred grant income - Note 3	917	917
Total Liabilities	12,495	12,534

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
82,086,511 common shares (September 30, 2023 - 82,066,511)	82	82
Additional paid-in capital	437,184	434,839
Accumulated deficit	(301,691)	(293,069)
Total Stockholders' Equity	135,575	141,852
Total Liabilities and Stockholders' Equity	$148,070	$154,386

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended December 31,
	2023	2022
Operating expenses
General and administrative	$2,609	$3,317
Research and development	8,684	12,067

Total operating expenses	11,293	15,384
Operating loss	(11,293)	(15,384)

Other income
Grant income	—	25
Research and development incentive income	592	733
Interest income, net	2,008	1,268
Foreign exchange gain	156	366

Total other income, net	2,756	2,392
Net loss before provision for income taxes	(8,537)	(12,992)

Income tax recovery (expense), current	(85)	20

Net loss and comprehensive loss	$(8,622)	$(12,972)

Net Loss per share
Basic and diluted	$(0.11)	$(0.17)

Weighted average number of shares outstanding
Basic and diluted	82,077,815	77,977,112

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Condensed Consolidated Interim Statements of Changes in Stockholders' Equity

For the three months ended December 31, 2023 and 2022

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2023	82,066,511	$82	$434,839	$(293,069)	$141,852
Shares issued pursuant to exercise of stock options	20,000	—	59	—	59
Share based compensation	—	—	2,286	—	2,286
Net loss	—	—	—	(8,622)	(8,622)
Balance, December 31, 2023	82,086,511	82	437,184	(301,691)	135,575

Balance, October 1, 2022	77,942,815	$78	$387,977	$(245,564)	142,491
Shares issued pursuant to exercise of stock options	89,320	—	258	—	258
Share based compensation	—	—	5,347	—	5,347
Net loss	—	—	—	(12,972)	(12,972)
Balance, December 31, 2022	78,032,135	78	393,582	(258,536)	135,124

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended December 31,
	2023	2022

Cash Flows used in Operating Activities
Net loss	$(8,622)	$(12,972)
Adjustments to reconcile net loss to net cash used in operations:
Share based compensation	2,286	5,347
Changes in working capital balances related to operations:
Incentive and tax receivables	(840)	(902)
Prepaid expenses and deposits	(103)	(301)
Accounts payable	(30)	1,463
Accrued liabilities	(9)	1,098
Deferred grant income	—	473
Net cash used in operating activities	(7,318)	(5,794)

Cash Flows provided by Financing Activities
Proceeds from exercise of stock options	59	258
Net cash provided by financing activities	59	258

Decrease in cash and cash equivalents during the period	(7,259)	(5,536)
Cash and cash equivalents, beginning of period	151,024	149,158
Cash and cash equivalents, end of period	$143,765	$143,622

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$47	$50

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
December 31, 2023
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

Note 2 Basis of Presentation

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain information and note disclosures normally included in the annual financial statements in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2023 was derived from the audited annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2023 filed with the SEC on November 27, 2023. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.

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

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
December 31, 2023
(Unaudited)

Management believes that the current working capital position will be sufficient to meet the Company’s working capital requirements beyond the next 12 months after the date that these condensed consolidated interim financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

Other than our rights related to the 2023 Purchase Agreement (as defined below in Note 5), there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its research and development activities.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, incentive income receivable, valuation and recoverability of deferred tax assets, share based compensation, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
December 31, 2023
(Unaudited)

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

At December 31, 2023 and September 30, 2023, the Company did not have any Level 3 assets or liabilities.

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

As of December 31, 2023 loss per share excludes 14,269,363 (December 31, 2022: 13,525,296) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending September 30, 2025 and our interim periods within the fiscal year ending September 30, 2026. The Company is currently assessing the impact of this guidance on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending September 30, 2026. The Company is currently assessing the impact of this guidance on its disclosures.

Note 3 Other Income

Grant Income

As of December 31, 2023, the Company had received a $1.0 million research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 related to Parkinson’s disease. Of the total, $0.5 million was received during the year ended September 30, 2023 and $0.5 million was received during the year ended September 30, 2021.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
December 31, 2023
(Unaudited)

The grant income has been deferred when received and is being amortized to other income as the related research and development expenditures are incurred. During the three months ended December 31, 2023, the Company recognized $0 (three months ended December 31, 2022: $25,000) of this grant on its statements of operations as grant income. At December 31, 2023, an amount of $0.9 million (September 30, 2023: $0.9 million) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been recognized to other income. The Company will recognize this income on its statement of operations as the relating expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

During the three months ended December 31, 2023 the Company recorded research and development incentive income of $0.6 million (AUD 0.9 million) (2022: $0.7 million (AUD 1.1 million)) in respect of the Australia R&D credit for eligible research and development expenses incurred during the period. This amount is included within Other income on the consolidated statements of operations.

At December 31, 2023, Incentive and tax receivables includes $3.3 million (AUD 4.9 million) (September 30, 2023: $2.5 million (AUD 3.9 million)) relating to Australia R&D credits earned during the year that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

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

Although the Company believes that it has complied with all the relevant conditions of eligibility under the program for all periods claimed, the Australian Tax Office (ATO) has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur, the ATO may have different interpretations of certain eligibility requirements. If the ATO disagreed with the Company’s assessments and any related subsequent appeals, it could require adjustment to and repayment of current or previous years’ claims already received. Additionally, if the Company was unable to demonstrate a reasonably arguable position taken on such claims, the ATO could also assess penalties and interest on such adjustment.

Currently, the Company’s tax incentive claims from 2019 to 2022 are open to potential review by the ATO. Additionally, the period open for review is indefinite if the ATO suspects fraud. The Company has not provided any allowance for any such potential adjustments, should they occur in the future.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
December 31, 2023
(Unaudited)

Note 4 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	December 31	September 30
	2023	2023
Accrued clinical site and patient visits costs	$2,058	$2,006
Accrued compensation and benefits	1,785	1,360
Fixed contract accruals	364	38
Milestone based contract accruals	989	1,267
All other accrued liabilities	2,090	2,624
Total accrued liabilities	$7,286	$7,295

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

Sales Agreement

The Company entered into a Controlled Equity Offering Sales Agreement on July 6, 2018, which was amended and restated on May 1, 2020 (the “Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (together the “Sales Agents”), pursuant to which the Company may offer and sell shares of common stock (“Shares”) registered under an effective registration statement from time to time through the Sales Agents (the “Offering”).

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

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
December 31, 2023
(Unaudited)

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the three months ended December 31, 2023 and 2022, no shares were sold pursuant to the Offering. At December 31, 2023, an amount of $142.4 million (September 30, 2023: $142.4 million) was registered pursuant to an effective registration statement. The Company currently is unable to sell shares of common stock under the Sales Agreement.

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

During the three months ended December 31, 2023 and 2022, the Company did not issue any shares of common stock under the 2023 Purchase Agreement.

At December 31, 2023, an amount of $122.1 million remained available under the 2023 Purchase Agreement.

Note 6 Commitments and Contingencies

Leases

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

During the three months ended December 31, 2023 and 2022, operating lease costs were as follows (in thousands):

	2023	2022
Operating lease costs	$30	$30

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
December 31, 2023
(Unaudited)

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

During the three months ended December 31, 2023 and 2022, the Company made matching contributions under the 401(k) plan as follows (in thousands):

	2023	2022
Contributions to 401(k) plan	$73	$44

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

Share Purchase Warrants

At December 31, 2023 and September 30, 2023, the Company had 160,000 warrants outstanding at a weighted average exercise price of $3.72 as follows:

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
December 31, 2023
(Unaudited)

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

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. At December 31, 2023, 3,892,000 options had been issued under the 2022 Plan and 6,643,952 options were available for issue under the 2022 Plan.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
December 31, 2023
(Unaudited)

The following summarizes information about stock option activity during the year ended September 30, 2023 and three months ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2022	13,169,616	6.61	4.96	62,267,309
Granted	1,959,000	9.30	6.60	—
Exercised	(759,753)	2.34	0.95	4,629,026
Forfeited	(257,083)	12.00	6.74	—
Outstanding, September 30, 2023	14,111,780	7.12	5.27	22,290,069
Granted	155,000	7.40	4.88	—
Exercised	(20,000)	2.96	2.23	58,600
Forfeited	(137,417)	12.19	6.78	—
Outstanding, December 31, 2023	14,109,363	7.08		47,674,002
Exercisable, December 31, 2023	9,663,446	5.26		45,388,166

The following summarizes information about stock options at December 31, 2023 by a range of exercise prices:

Range of exercises prices		Number of outstanding	Weighted average remaining contractual life	Weighted average	Number of vested	Weighted average
From	To	options	(in years)	exercise price	options	exercise price
$0.92	$3.00	3,260,309	4.47	$2.38	3,260,309	$2.38
$3.01	$5.00	2,017,500	4.07	$3.28	2,017,500	$3.28
$5.01	$9.00	5,375,054	6.00	$6.91	3,329,970	$6.11
$9.01	$13.00	1,909,000	8.10	$10.53	496,083	$11.36
$13.01	$25.00	1,547,500	7.23	$18.24	559,584	$18.64
		14,109,363	5.79	$7.08	9,663,446	$5.26

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
December 31, 2023
(Unaudited)

The weighted average grant date fair value of options vested at December 31, 2023 was $4.00 (September 30, 2023: $3.94). At December 31, 2023, the weighted average contractual life of options outstanding was 5.8 years (September 30, 2023: 6.0 years) and for options exercisable was 4.5 years (September 30, 2023: 4.75 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2023.

During the three months ended December 31, 2023, the Company recognized stock-based compensation expense of $2.3 million (2022: $5.3 million) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s condensed consolidated interim statement of operations as follows (in thousands):

	December 31
	2023	2022
General and administrative	$926	$1,743
Research and development	1,360	3,604
Total stock-based compensation	$2,286	$5,347

An amount of approximately $27.7 million in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2026.

The fair value of each option award granted during the three months ended December 31, 2023 and 2022 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2023	2022
Risk-free interest rate	4.47%	4.07%
Expected life of options (years)	5.29	4.98
Annualized volatility	80.61%	84.01%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the three months ended December 31, 2023 and 2022 was determined with reference to the quoted market price of the Company’s shares on the grant date.

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

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical studies and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 27, 2023. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

* = Orphan Drug Designation by the FDA

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

ANAVEX®2-73 (blarcamesine) specific Biomarkers

As part of some of our clinical trials, we have incorporated a genomic analysis to better understand potential populations for whom our clinical programs might benefit. In our clinical trials, a full genomic analysis of Alzheimer’s disease patients treated with ANAVEX®2-73 (blarcamesine) has helped us identify actionable genetic variants. A significant impact of the genomic biomarkers SIGMAR1, the direct target of ANAVEX®2-73 (blarcamesine) and COMT, a gene involved in memory function, on the drug response level was identified, leading to an early ANAVEX®2-73 (blarcamesine) specific biomarker hypothesis. We believe that excluding patients with SIGMAR1 identified biomarker variant (approximately 10%-20% of the population) in prospective studies would identify approximately 80%-90% patients that would display clinically significant improved functional and cognitive scores. The consistency between the identified DNA and RNA data related to ANAVEX®2-73 (blarcamesine), which are considered independent of Alzheimer’s disease pathology, as well as multiple endpoints and time-points, provides support for the potential precision medicine clinical development of ANAVEX®2-73 (blarcamesine) by using genetic biomarkers identified within the trial population itself to either confirm the mechanism of action of ANAVEX®2-73 (blarcamesine) or target patients who are most likely to respond to ANAVEX®2-73 (blarcamesine) treatment. We may in the future utilize such an approach in Alzheimer’s disease as well as indications like Parkinson’s disease dementia or Rett syndrome in which ANAVEX®2-73 (blarcamesine) is currently being studied.

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

In September 2023, we provided additional data demonstrating that the clinical effect was complemented by two independent biomarkers. A significant reduction in pathological amyloid beta levels in plasma, as well as a significant slowing in the rate of pathological brain atrophy on Magnetic Resonance Imaging (MRI) scans. Validated biomarkers of amyloid beta pathology, plasma Aβ42/40 ratio increased significantly (P = 0.048), demonstrating strong anti-amyloid effects of ANAVEX®2-73 in Alzheimer’s disease patients, while MRI revealed significant reduction in brain volume loss, including whole brain (P = 0.0005), comparing treatment to placebo.

Furthermore, all pre-specified clinical endpoints were further analyzed using a mixed model for repeated measures (MMRM). Under the multiplicity control rule, a trial is successful in meeting the co-primary endpoints if the significance of each endpoint is P < 0.05, or if the significance of only one co-primary endpoint is P < 0.025. If only one primary endpoint is significant at an α level of 0.025, then the secondary endpoint will be evaluated at the same level of 0.025. The trial was successful, since the differences in the least-squares mean (LSM) change from baseline to 48 weeks between the ANAVEX®2-73 and placebo groups were −1.783 [95% CI, −3.314 to −0.251]; (P = 0.0226) for ADAS-Cog13, and −0.456 [95% CI, −0.831 to −0.080]; (P = 0.0175) for CDR-SB in patients with early Alzheimer’s disease.

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

The data from the AVATAR trial was released in February 2022. The clinical trial met all primary and secondary efficacy and safety endpoints, with consistent improvements in primary efficacy endpoint, RSBQ response (p = 0.037), and secondary efficacy endpoints, Anxiety, Depression, and Mood Scale (ADAMS) (p = 0.010) and CGI-I (p = 0.037) response. Efficacy endpoints demonstrated statistically significant and clinically meaningful reductions in Rett syndrome symptoms. Convenient once daily oral liquid doses of up to 30 mg of ANAVEX®2-73 were also well tolerated with good medication compliance. All patients who participated in the trial were eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol and subsequent Compassionate Use Program.

The very first trial of ANAVEX®2-73 in pediatric Rett syndrome patients, the EXCELLENCE trial, completed enrollment in February 2023. This randomized, double-blind, placebo-controlled Phase 2/3 trial in pediatric patients with Rett syndrome included trial sites in Canada, Australia, and the United Kingdom. 92 pediatric patients with Rett syndrome between the ages of 5 through 17 years were treated daily with up to 30 mg ANAVEX®2-73. Participants were randomized 2:1 (ANAVEX®2-73:placebo) for 12 weeks, followed by a week 16 safety visit and topline results from this trial were announced in early January 2024.

After 12 weeks, the study showed improvement on the key co-primary endpoint RSBQ, which is a detailed 45-item questionnaire for assessing multiple Rett syndrome characteristics by the patients’ caregivers. The other co-primary endpoint, the CGI-I, which represents a less granular assessment by the site investigators using a seven-point scoring (one=“very much improved” to seven=“very much worse”), was not met.

In an ad-hoc analysis, using the predefined mixed-effect model for repeated measure (MMRM) method, after 12 weeks of treatment, ANAVEX®2-73-treated patients improved LS Mean (SE) -12.93 (2.150) points on their RSBQ total score compared to LS Mean (SE) -8.32 (2.537) points in placebo-treated patients. The LS Mean difference (SE) of -4.61 (2.439) points between treated and placebo groups did not reach statistical significance (n=77; p=0.063). ANAVEX®2-73-treated patients demonstrated a rapid onset of action with improvements at 4 weeks after treatment with a RSBQ total score LS Mean (SE) -10.32 (2.086) points in the drug-treated group compared to a LS Mean (SE) -5.67 (2.413) points in placebo-treated patients. The LS Mean difference of -4.65 (2.233) points between treated and placebo groups was statistically significant (n=77; p=0.041).

The key secondary endpoint, the ADAMS, trended favorably. In the same analysis, scores for all RSBQ and ADAMS subscales improved over the course of the study. Collectively, the RSBQ and ADAMS demonstrated improvements in multiple areas, impacting positively in particular repetitive movements, nighttime disruptive behaviors and social avoidance.

A preliminary review of the safety results indicates there were no new safety signals in the EXCELLENCE study, reinforcing the favorable and manageable safety profile observed with ANAVEX®2-73 to date.

All patients who participated in the trial were eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol.

A high enrollment rate in the OLE of over 91% and the high level of requests for the Compassionate Use Program (93%) provide solid numerical evidence for the reported positive Real World Evidence (RWE) from patients with Rett syndrome under Compassionate Use Authorization. Families whose children were previously on drug or placebo in the placebo-controlled trial commented favorably on the improvement of their child’s daily life due to ANAVEX®2-73 treatment in the Compassionate Use Program.

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

In March 2023, we reported the preliminary ANAVEX2-73-PDD-EP-001 OLE trial data, which demonstrated longitudinal beneficial effects of ANAVEX®2-73 on the pre-specified primary and secondary objectives. Preliminary analysis reveals that ANAVEX®2-73 was found to be generally safe and well tolerated; and safety findings in this trial were consistent with the known safety profile of ANAVEX®2-73. In respect to efficacy, across all efficacy endpoints, patients performed better while on ANAVEX®2-73. While all patients were on drug holiday due to COVID-19 between the DB EOT and the OLE Baseline, the respective efficacy endpoints, including the MDS-UPDRS Part II + III and CGI-I, measured at the end of trial of the double-blind study (DB EOT) and the OLE Baseline, were worsening, as expected in a progressive disease like Parkinson’s. However, when patients resumed daily oral ANAVEX®2-73 treatment, a consistent improvement was observed during the extension phase from OLE Baseline through OLE Week 24, and OLE Week 48, respectively. These results are consistent with the pattern observed for all efficacy measures in the extension phase. The two endpoints, MDS-UPDRS Part II + III and CGI-I measured in this study are the planned primary and key secondary endpoints in our forthcoming pivotal 6-month Parkinson’s disease study.

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

In January 2024, in another peer-reviewed publication in the journal Clinical Pharmacology in Drug Development, entitled, ‘Population-Based Characterization of the Pharmacokinetics and Food Effect of ANAVEX3-71, a Novel Sigma-1 Receptor and Allosteric M1 Muscarinic Receptor Agonist in Development for Treatment of Frontotemporal Dementia, Schizophrenia, and Alzheimer Disease’, reported the Population-based characterization of the PK and food effect of ANAVEX®3-71 as part of the single ascending dose study in healthy participants with the primary objective of assessing dose proportionality of ANAVEX®3-71, and to characterize the effect of food on the PK of ANAVEX®3-71. The results from this PK evaluation demonstrated that ANAVEX®3-71, at single ascending doses of 5 to 200 mg, is linear, dose proportional, and time invariant. Food had no effect on the PK of ANAVEX®3-71. This data also expands the safety objectives met in this first-in-human study of ANAVEX®3-71, further supporting its drug development program.

Based on these results, and ANAVEX®3-71’s pre-clinical profile, we intend to advance ANAVEX®3-71 into a biomarker-driven clinical development dementia program for the treatment of schizophrenia, FTD and Alzheimer’s disease, evaluating longitudinal effect of treatment with ANAVEX®3-71.

The next study with ANAVEX®3-71 is the U.S. FDA cleared placebo-controlled Phase 2 ANAVEX®3-71-SZ-001 study, will consist of two parts to explore multiple ascending doses in individuals with schizophrenia followed by a 28-day treatment period in a larger cohort. The study will utilize standard clinical outcome measures for schizophrenia including the Positive and Negative Symptoms Scale (PANSS) and novel electrophysiological biomarkers identified by the ERP Biomarker Qualification Consortium for use in schizophrenia clinical trials.

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

In Rett syndrome, administration of ANAVEX®2-73 in liquid form resulted in both significant and dose-related improvements in an array of behavioral paradigms in the MECP2 HET Rett syndrome disease model. In addition, in a further experiment sponsored by Rettsyndrome.org, ANAVEX®2-73 was evaluated in automatic visual response and respiration tests in 7-month-old mice, an age at which advanced pathology is evident. Vehicle-treated MECP2 mice demonstrated fewer automatic visual responses than wild-type mice. Treatment with ANAVEX®2-73 for four weeks significantly increased the automatic visual response in the MECP2 Rett syndrome disease mice. Additionally, chronic oral dosing daily for 6.5 weeks of ANAVEX®2-73 starting at ~5.5 weeks of age was conducted in the MECP2 HET Rett syndrome disease mouse model assessed the different aspects of muscular coordination, balance, motor learning and muscular strengths, some of the core deficits observed in Rett syndrome. Administration of ANAVEX®2-73 resulted in both significant and dose related improvements in an array of these behavioral paradigms in the MECP2 HET Rett syndrome disease model.

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

In July 2020, we commenced the first Phase 1 clinical trial of ANAVEX®3-71. The trial took place in Australia and was a double-blind, randomized, placebo-controlled, Phase 1 trial to evaluate safety and tolerability, and PK of oral escalating doses of ANAVEX®3-71 including effects of food and gender in healthy volunteers. The trial met its primary and secondary endpoints of safety, respectively, with no serious adverse events (SAEs) or dose-limiting toxicities observed, as more fully described above under Clinical Trials Overview – Schizophrenia, Frontotemporal Dementia and Alzheimer’s disease.

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

Our Target Indications

We are developing compounds with potential application to two broad categories and several specific indications, including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2023, an estimated 6.7 million Americans aged 65 and older suffered from Alzheimer’s disease. The Alzheimer’s Association® estimates that the annual number of new cases of Alzheimer’s and other dementias is projected to double by 2050. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. We believe that there is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease currently is estimated to afflict more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to reach $11.5 billion by 2029, according to GlobalData.

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

●	Schizophrenia - Schizophrenia is a persistent and often disabling mental illness impacting how a person thinks, feels, and behaves, and affects nearly 24 million people worldwide, including 2.8 million people in the U.S., according to the World Health Organization. It is characterized by three symptom domains: positive symptoms (hallucinations and delusions), negative symptoms (difficulty enjoying life and withdrawal from others), and cognitive impairment (deficits in memory, concentration, and decision-making). In part due to limitations with current treatments, people living with schizophrenia often struggle to maintain employment, live independently, and manage relationships. While current treatments can be effective in managing select symptoms, approximately 30% of people do not respond to therapy, with an additional 50% experiencing only a partial improvement in symptoms or unacceptable side effects, according to the World Health Organization.

•	Fragile X – Fragile X syndrome (FXS) is the most prevalent genetic form of intellectual disability and autism spectrum disorder, primarily affecting boys. As with most neurodevelopmental disorders, FXS is considered a condition of synaptic development and function. The disease has a range of clinical presentations depending on the specific genetic changes associated with an “expansion” of the FMR1 gene. The disease is characterized by deficits in long-term potentiation and homeostatic plasticity. FXS has been detected in all populations and ethnic groups. Researchers do not know the exact number for how many Americans could have full mutation FXS. Studies estimate that the disease affects approximately 1:4,000 males and 1:6,000-8,000 females. Worldwide, more than 1,400,000 people could be affected by FXS.

●	Depression – Depression is a major cause of morbidity worldwide according to the World Health Organization. The global antidepressant drug market is projected to reach $21 Billion by 2030 according to Allied Market Research. Pharmaceutical treatment for depression has been historically dominated by blockbuster brands. However, the dominance of the leading brands is waning, largely due to an increase in the number of approvals for antidepressant drugs.

●	Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medication that is categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma – Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for a large majority of skin cancer deaths. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to iHealthcareAnalyst, Inc. the worldwide malignant melanoma market is expected to grow to $7.5 billion by 2029.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. Cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $10.1 billion by the end of 2030 according to Market Research Future.

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 62,000 new cases of pancreatic cancer will be diagnosed this year and approximately 50,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by Market Data Forecast predict that the market for the global pharmaceutical treatment of pancreatic cancer will increase to $3.7 billion by 2027.

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to twenty-four (24) U.S. patents, twenty-three U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection” claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own one issued U.S. patent entitled “A2-73 crystalline polymorph compositions of matter and methods of use thereof”. It claims crystals of A2-73 freebase or its fumarate salt, dosage forms and pharmaceutical formulations. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays. We own four issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these four patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these four patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2036, absent any patent term extension for regulatory delays. The third of these four patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2036, absent any patent term extension for regulatory delays. The fourth of these four patents claims method of making certain crystalline forms ANAVEX®2-73. This patent is expected to expire in October 2036, absent any patent term extension for regulatory delays. We also own three issued U.S. patents for seizure treatment. The first of these three patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these three patents further claims a combination seizure treatment involving administration of an anti-epilepsy drug combined with (i) ANAVEX®19-144, or (ii) ANAVEX 19-144® and ANAVEX 2-73®. The third of these three patents claims a dosage form for seizure reduction, comprising (i) ANAVEX®19-144, (ii) ANAVEX®2-73, or (iii) a combination of ANAVEX®19-144 and ANAVEX®2-73; and optionally further comprising a low-dose anti-epilepsy drug. All three patents are expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own four issued U.S. patents with claims directed to treating neurodevelopmental disorders. These patents claim methods for treating a neurodevelopmental disorder, multiple sclerosis, their related biochemical and functional abnormalities, or loss-of-function associated with a neurodevelopmental disorder, by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41 (another sigma receptor ligand similar to ANAVEX®2-73), or compositions thereof. All four patents are expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. Patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims crystalline forms of ANAVEX®19-144, dosage forms and compositions containing the crystalline forms of ANAVEX®19-144, and methods of treatment for Alzheimer’s disease. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. Further, we own one issued U.S. Patent with claims directed to methods of treating cardiac dysfunction with ANAVEX®2-73. This patent is expected to expire in July 2038, absent any patent term extension for regulatory delays. Additionally, we own two issued U.S. Patent for the treatment of insomnia, anxiety, or agitation. The first of the two patents claims methods of treating insomnia or anxiety with ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. This patent is expected to expire in September 2038. The second of the two patents claims a dosage form comprising any of, or any combination of ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. This patent is expected to expire in July 2038, absent any patent term extension for regulatory delays. Further, we own one issued U.S. Patent with claims directed to a method of treating systolic hypertension using ANAVEX®2-73. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays. Additionally, we own one issued U.S. Patent with claims directed to pharmaceutical dosage forms of (-) enantiomer of ANAVEX®2-73. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 27, 2023.

Financial Overview

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and related notes thereto contained elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. The discussion contains forward-looking statements, which involve a number of risks and uncertainties. See “Forward Looking Statements” included elsewhere in this report.

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

Comparison of the three months ended December 31, 2023 and 2022

Operating Expenses

Total operating expenses for the quarter ended December 31, 2023 were $11.3 million, compared to $15.4 million for the comparable quarter ended December 31, 2022.

Our research and development expenses for the three months ended December 31, 2023 were $8.7 million, as compared to $12.1 million for the three months ended December 31, 2022. The decrease in research and development expenses is primarily related to the following;

(i)	a decrease in stock-based compensation expense of $2.2 million as a result of the vesting of previously awards options and the extended timeline of milestone based vesting awards;

(ii)	a decrease of approximately $0.8 million in expenditures over the comparable period relating to our Rett syndrome program as a result of the completion of the EXCELLENCE trial and the respective open label extension of the AVATAR trial

(iii)	a decrease of approximately $1.2 million in expenditures over the comparable period relating to our Alzheimer’s program as a result of the completion of the Phase 2b/3 clinical trial in the comparable period.

The following table summarizes our research and development expenses for the three months ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Cost of external service providers	$4,565	$6,054
Personnel costs	2,748	2,381
Stock-based compensation	1,360	3,604
Other common costs	11	28
Total research and development costs	$8,684	$12,067

During the three months ended December 31, 2023 and 2022, external service providers cost by product candidate was as follows (in thousands):

	2023	2022
ANAVEX®2-73	$3,811	$5,240
ANAVEX®3-71	597	712
All other product candidates	5	—
Other external service provider costs	152	102
Total external service provider costs	$4,565	$6,054

General and administrative expenses were $2.6 million for the three months ended December 31, 2023, as compared to $3.3 million for the same quarter of fiscal 2022. The primary reason for the decrease in general and administrative expenses was a reduction in stock-based compensation charges of $0.8 million as a result of the vesting of previously awards stock options and the extended timeline of milestone based vesting awards.

We expect to see our research and development expenditures increase from current levels as we advance our clinical programs, including ongoing extension trials of our Alzheimer’s and Rett syndrome programs, planned initiation of an ANAVEX®3-71 trial in Schizophrenia, planned advancement of ANAVEX®2-73 for Parkinson’s disease, planned initiation of an ANAVEX®2-73 for Fragile X clinical trial, and as we continue to add additional staffing to manage and support these clinical initiatives.

Other income (net)

The net amount of other income for the three months ended December 31, 2023 was $2.8 million as compared to $2.4 million for the comparable three months ended December 31, 2022. The increase in other income for the quarter is primarily related to an increase in return on excess cash invested in cash equivalents due to a marketwide increase in interest rates.

Net loss

Net loss for the three months ended December 31, 2023, was $8.6 million, or $0.11 per share, as compared to $13.0 million, or $0.17 per share in the comparative quarter of fiscal 2023. The decrease in net loss for the quarter is primarily related to a decrease in research and development expenditures and an increase in other income, as discussed above.

Liquidity and Capital Resources

Working Capital (in thousands)

	December 31, 2023	September 30, 2023
Current Assets	$148,070	$154,386
Current Liabilities	12,495	12,534
Working Capital	$135,575	$141,852

At December 31, 2023, we had net current assets of $135.6 million, a decrease of $6.3 million from September 30, 2023. The decrease in net current assets primarily relates to a decrease in cash and cash equivalents of $7.3 million due to cash utilized in operations, which were funded using cash and cash equivalents on hand.

During the first three months of fiscal 2023, we utilized cash and cash equivalents of $7.3 million to fund our operations, compared to $5.8 million during the same period of fiscal 2022. Our cash position was $143.8 million at December 31, 2023 compared to $151.0 million at our fiscal year ended September 30, 2023.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform the work necessary to prepare for future development of our pipeline compounds.

Cash Flows

The following table summarizes cash flows during the three months ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net cash flows used in operating activities	$(7,318)	$(5,794)
Net cash flows from financing activities	59	258
Decrease in cash and cash equivalents	$(7,259)	$(5,536)

Cash flow used in operating activities

Net cash used in operating activities for the three months ended December 31, 2023 was $7.3 million, compared to $5.8 million during the comparable period ended December 31, 2022. The principal reason for this increase in net cash used in operating activities in the current period is due to a net increase in accounts payable and accrued liabilities in the comparable quarter.

Cash flow provided by financing activities

Cash provided by financing activities for the three months ended December 31, 2023 was $0.06 million, from the exercise of stock options during the period. Cash provided by financing activities for the three months ended December 31, 2022 was $0.3 million, also attributable to the exercise of stock options during that period. The Company did not sell any shares under the 2023 Purchase Agreement or Sales Agreement, both described below, during either of the periods.

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

During the three months ended December 31, 2023 and 2022, the Company did not issue any shares of Common Stock to Lincoln Park under the 2023 Purchase Agreement.

As of December 31, 2023, an amount of $122.1 million in shares of our Common Stock remains available for purchase by Lincoln Park under the 2023 Purchase Agreement.

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

No shares were sold during the three months ended December 31, 2023 and 2022 under the Sales Agreement. The Company currently is unable to sell shares of common stock under the Sales Agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated interim financial statements in accordance with accounting principles generally accepted in the United States of America and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the SEC on November 27, 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 “Recent Accounting Pronouncements” in notes to our Condensed Consolidated Interim Financial Statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business, to which our Company or our subsidiaries are a party or of which any of their property is subject. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder holding more than 5% of our shares, or any associate of such persons, is an adverse party or has a material interest adverse to our or our subsidiaries’ interest.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 27, 2023.

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

ITEM 6. EXHIBITS

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
Date: February 7, 2024

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: February 7, 2024

