Form 10-Q
period 2024-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2024-05-09
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 84,641,537 shares of Common Stock outstanding as of May 9, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anavex Life Sciences Corp.

Condensed Consolidated Interim Financial Statements

March 31, 2024

(Unaudited)

Anavex Life Sciences Corp.
Condensed Consolidated Interim Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	September 30,
	2024	2023
	(Unaudited)
Assets
Current
Cash and cash equivalents	$139,386	$151,024
Incentive and tax receivables	3,785	2,709
Prepaid expenses and other current assets	1,345	653
Total Assets	$144,516	$154,386

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,726	$4,322
Accrued liabilities - Note 4	4,915	7,295
Deferred grant income - Note 3	917	917
Total Liabilities	9,558	12,534

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
83,616,218 common shares (September 30, 2023 - 82,066,511)	84	82
Additional paid-in capital	447,345	434,839
Share proceeds receivable	(234)	—
Accumulated deficit	(312,237)	(293,069)
Total Stockholders' Equity	134,958	141,852
Total Liabilities and Stockholders' Equity	$144,516	$154,386

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Operating expenses
General and administrative	$2,790	$2,883	$5,399	$6,200
Research and development	9,729	11,307	18,413	23,373
Total operating expenses	12,519	14,190	23,812	29,573
Operating loss	(12,519)	(14,190)	(23,812)	(29,573)

Other income
Grant income	—	—	—	25
Research and development incentive income	472	750	1,064	1,483
Interest income, net	1,756	1,465	3,764	2,733
Other financing expense	—	(964)	—	(964)
Foreign exchange gain (loss)	(150)	(118)	7	247
Total other income, net	2,078	1,133	4,835	3,524
Net loss before provision for income taxes	(10,441)	(13,057)	(18,977)	(26,049)

Income tax expense, current	(105)	(50)	(191)	(30)

Net loss and comprehensive loss	$(10,546)	$(13,107)	$(19,168)	$(26,079)

Net Loss per share
Basic and diluted	$(0.13)	$(0.17)	$(0.23)	$(0.33)

Weighted average number of shares outstanding
Basic and diluted	82,464,226	78,304,363	82,269,965	78,138,940

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders' Equity
For the three months ended March 31, 2024 and 2023
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Share proceeds	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance, January 1, 2024	82,086,511	$82	$437,184	$—	$(301,691)	$135,575
Shares issued under 2023 purchase agreement
Purchase shares	1,500,000	2	7,410	(234)	—	7,178
Commitment shares	3,707	—	—	—	—	—
Shares issued pursuant to exercise of stock options	26,000	—	99	—	—	99
Share based compensation	—	—	2,652	—	—	2,652
Net loss	—	—	—	—	(10,546)	(10,546)
Balance, March 31, 2024	83,616,218	$84	$447,345	$(234)	$(312,237)	$134,958

Balance, January 1, 2023	78,032,135	$78	$393,582	$—	$(258,536)	$135,124
Shares issued under 2023 Purchase Agreement
Initial commitment shares	75,000	—	844	—	—	844
Purchase shares	2,075,000	2	18,151	—	—	18,153
Commitment shares	9,080	—	—	—	—	—
Shares issued pursuant to exercise of stock options	44,183	—	181	—	—	181
Share based compensation	—	—	3,970	—	—	3,970
Net loss	—	—	—	—	(13,107)	(13,107)
Balance, March 31, 2023	80,235,398	$80	$416,728	$—	$(271,643)	$145,165

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders' Equity
For the six months ended March 31, 2024 and 2023
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Share proceeds	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance, October 1, 2023	82,066,511	$82	$434,839	$—	$(293,069)	$141,852
Shares issued under 2023 purchase agreement
Purchase shares	1,500,000	2	7,410	(234)	—	7,178
Commitment shares	3,707	—	—	—	—	—
Shares issued pursuant to exercise of stock options	46,000	—	158	—	—	158
Share based compensation	—	—	4,938	—	—	4,938
Net loss	—	—	—	—	(19,168)	(19,168)
Balance, March 31, 2024	83,616,218	$84	$447,345	$(234)	$(312,237)	$134,958

Balance, October 1, 2022	77,942,815	$78	$387,977	$—	$(245,564)	142,491
Shares issued under 2023 Purchase Agreement
Initial commitment shares	75,000	—	844	—		844
Purchase shares	2,075,000	2	18,151	—		18,153
Commitment shares	9,080	—	—	—		—
Shares issued pursuant to exercise of stock options	133,503	—	439	—	—	439
Share based compensation	—	—	9,317	—	—	9,317
Net loss	—	—	—	—	(26,079)	(26,079)
Balance, March 31, 2023	80,235,398	$80	$416,728	$—	$(271,643)	145,165

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended March 31,
	2024	2023

Cash Flows used in Operating Activities
Net loss	$(19,168)	$(26,079)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash financing related charges	—	845
Share-based compensation	4,938	9,317
Changes in working capital balances related to operations:
Incentive and tax receivables	(1,076)	(1,545)
Prepaid expenses and deposits	(692)	(628)
Accounts payable	(596)	2,456
Accrued liabilities	(2,380)	878
Deferred grant income	—	473
Net cash used in operating activities	(18,974)	(14,283)

Cash Flows provided by Financing Activities
Issuance of common shares	7,178	18,153
Proceeds from exercise of stock options	158	439
Net cash provided by financing activities	7,336	18,592

Increase (decrease) in cash and cash equivalents during the period	(11,638)	4,309
Cash and cash equivalents, beginning of period	151,024	149,158
Cash and cash equivalents, end of period	$139,386	$153,467

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$220	$140

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2024
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

Operating results for the six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.

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
March 31, 2024
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

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2024
(Unaudited)

At March 31, 2024 and September 30, 2023, the Company did not have any Level 3 assets or liabilities.

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

As of March 31, 2024 loss per share excludes 15,755,114 (March 31, 2023: 15,001,613) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

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

Note 3 Other Income

Grant Income

As of March 31, 2024, the Company had received a $1.0 million research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 related to Parkinson’s disease. Of the total, $0.5 million was received during the year ended September 30, 2023 and $0.5 million was received during the year ended September 30, 2021.

The grant income has been deferred when received and is being amortized to other income as the related research and development expenditures are incurred. During the three and six months ended March 31, 2024, the Company recognized $0 and $0, respectively (2023: $0 and $25,000, respectively) of this grant on its statements of operations as grant income. At March 31, 2024, an amount of $0.9 million (September 30, 2023: $0.9 million) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been recognized to other income. The Company will recognize this income on its statement of operations as the relating expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2024
(Unaudited)

During the three and six months ended March 31, 2024 the Company recorded research and development incentive income of $0.5 million (AUD 0.7 million) and $1.1 million (AUD 1.6 million), respectively (2023: $0.7 million (AUD 1.1 million) and $1.5 million (AUD 2.2 million), respectively) in respect of the Australia R&D credit for eligible research and development expenses incurred during the period. This amount is included within Other income on the consolidated statements of operations.

At March 31, 2024, Incentive and tax receivables includes $3.6 million (AUD 5.6 million) (September 30, 2023: $2.5 million (AUD 3.9 million)) relating to Australia R&D credits earned during the year that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

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

Currently, the Company’s tax incentive claims from 2020 to 2023 are open to potential review by the ATO. Additionally, the period open for review is indefinite if the ATO suspects fraud. The Company has not provided any allowance for any such potential adjustments, should they occur in the future.

Note 4 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	March 31,	September 30,
	2024	2023
Accrued clinical site and patient visits costs	$1,209	$2,006
Accrued compensation and benefits	630	1,360
Fixed contract accruals	—	38
Milestone based contract accruals	1,545	1,267
All other accrued liabilities	1,531	2,624
Total accrued liabilities	$4,915	$7,295

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
March 31, 2024
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

Upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the Shares by methods deemed to be an “at the market” offering, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of the Company. The Company is not obligated to make any sales of Shares under the Sales Agreement. The Company or Sales Agents may suspend or terminate the offering of Shares upon notice to the other party, subject to certain conditions. The Sales Agents will act as agent on a commercially reasonable efforts basis consistent with their normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company has agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the six months ended March 31, 2024 and 2023, no shares were sold pursuant to the Offering. At March 31, 2024, an amount of $142.4 million (September 30, 2023: $142.4 million) was registered pursuant to an effective registration statement. The Company currently is unable to sell shares of common stock under the Sales Agreement.

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

During the six months ended March 31, 2024, the Company issued to Lincoln Park an aggregate of 1,503,707 shares of common stock under the 2023 Purchase Agreement, including 1,500,000 shares of common stock for an aggregate purchase price of $7.4 million and 3,707 commitment shares. During the six months ended March 31, 2023, the Company issued to Lincoln Park an aggregate of 2,159,080 shares of common stock under the 2023 Purchase Agreement, including 2,075,000 shares of common stock for an aggregate purchase price of $18.2 million, and 9,080 commitment shares and the 75,000 initial commitment shares.

At March 31, 2024, an amount of $114.7 million remained available under the 2023 Purchase Agreement.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2024
(Unaudited)

Note 6 Commitments and Contingencies

Leases

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

During the three and six months ended March 31, 2024 and 2023, operating lease costs were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Operating lease costs	$31	$30	$61	$60

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

During the three and six months ended March 31, 2024 and 2023, the Company made matching contributions under the 401(k) plan as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Contributions to 401(k) plan	$94	$56	$167	$100

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

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York. The complaint is captioned Blum v. Anavex Life Sciences, Corp. et al., case number 1:24-cv-01910, and names the Company and Christopher Missling as Defendants. The complaint alleges violations of the Securities and Exchange Act of 1934 resulting from disclosures and statements made about certain clinical trials for ANAVEX®2-73. The Company believes the complaint is without merit. The Company is vigorously pursuing its defenses and a potential dismissal of all claims asserted in the lawsuit.

Share Purchase Warrants

At March 31, 2024 and September 30, 2023, the Company had 160,000 warrants outstanding at a weighted average exercise price of $3.72 as follows:

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2024
(Unaudited)

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

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. At March 31, 2024, 5,452,500 options had been issued under the 2022 Plan and 5,132,202 options were available for issue under the 2022 Plan.

The following summarizes information about stock option activity during the year ended September 30, 2023 and six months ended March 31, 2024:

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2024
(Unaudited)

		Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate intrinsic value
	Number of Options	($)	($)	($)
Outstanding, September 30, 2022	13,169,616	6.61	4.96	62,267,309
Granted	1,959,000	9.30	6.60	—
Exercised	(759,753)	2.34	0.95	4,629,026
Forfeited	(257,083)	12.00	6.74	—
Outstanding, September 30, 2023	14,111,780	7.12	5.27	22,290,069
Granted	1,750,500	5.53	3.99	—
Exercised	(46,000)	3.43	2.60	125,170
Forfeited	(221,166)	13.84	9.06	—
Outstanding, March 31, 2024	15,595,114	6.85		12,480,916
Exercisable, March 31, 2024	9,955,616	5.38		12,440,416

The following summarizes information about stock options at March 31, 2024 by a range of exercise prices:

Range of exercises prices		Number of outstanding	Weighted average remaining contractual life (in	Weighted average	Number of vested	Weighted average
From	To	options	years)	exercise price	options	exercise price
$0.92	$3.00	3,243,060	4.22	2.38	3,243,060	$2.38
$3.01	$5.00	2,167,500	4.24	3.39	2,017,500	$3.28
$5.01	$9.00	6,790,554	6.62	6.58	3,436,472	$6.19
$9.01	$13.00	1,894,000	7.85	10.53	705,667	$11.06
$13.01	$25.00	1,500,000	6.97	18.12	552,917	$18.28
		15,595,114	5.97	6.85	9,955,616	5.38

The weighted average grant date fair value of options vested at March 31, 2024 was $4.07 (September 30, 2023: $3.94). At March 31, 2024, the weighted average contractual life of options outstanding was 6.0 years (September 30, 2023: 6.0 years) and for options exercisable was 4.5 years (September 30, 2023: 4.75 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2024.

During the three and six months ended March 31, 2024, the Company recognized stock-based compensation expense of $2.7 million and $4.9 million, respectively (2023: $4.0 million and $9.3 million, respectively) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s condensed consolidated interim statement of operations as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
General and administrative	$979	$1,257	$1,905	$3,000
Research and development	1,673	2,713	3,033	6,317
Total stock-based compensation	$2,652	$3,970	$4,938	$9,317

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2024
(Unaudited)

An amount of approximately $14.5 million in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2026.

The fair value of each option award granted during the three and six months ended March 31, 2024 and 2023 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2024	2023
Risk-free interest rate	4.28%	3.69%
Expected life of options (years)	5.74	5.61
Annualized volatility	84.84%	85.28%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the three and six months ended March 31, 2024 and 2023 was determined with reference to the quoted market price of the Company’s shares on the grant date.

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

Source: Reyes S et al., Sci Rep. 2021 Aug 25; 11(1):17150

Cellular Homeostasis

Many diseases are possibly directly caused by chronic homeostatic imbalances or cellular stress of brain cells. In pediatric diseases, such as Rett syndrome or infantile spasms, chronic cellular stress is possibly caused by the presence of a constant genetic mutation. In neurodegenerative diseases, such as Alzheimer’s and Parkinson’s diseases, chronic cellular stress is possibly caused by age-correlated buildup of cellular insult and hence chronic cellular stress. Specifically, defects in homeostasis of protein or ribonucleic acid (“RNA”) lead to the death of neurons and dysfunction of the nervous system. The spreading of protein aggregates resulting in a proteinopathy, a characteristic found in Alzheimer’s and Parkinson’s diseases that results from disorders of protein synthesis, trafficking, folding, processing or degradation in cells. The clearance of macromolecules in the brain is particularly susceptible to imbalances that result in aggregation and degeneration in nerve cells. For example, Alzheimer’s disease pathology is characterized by the presence of amyloid plaques, and neurofibrillary tangles, which are aggregates of hyperphosphorylated Tau protein that are a marker of other diseases known as tauopathies as well as inflammation of microglia. With the SIGMAR1 activation through SIGMAR1 agonists like ANAVEX®2-73 (blarcamesine), our approach is to restore cellular balance (i.e. homeostasis). Therapies that correct defects in cellular homeostasis might have the potential to halt or delay neurodevelopmental and neurodegenerative disease progression.

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

ANAVEX®2-73 met the co-primary endpoints ADAS-Cog and ADCS-ADL and key secondary endpoint CDR-SB. ANAVEX®2-73 treatment slowed decline of cognition and function in patients with early Alzheimer’s disease over 48 weeks. In addition, patients treated with ANAVEX®2-73 had 1.84 times higher odds, or likelihood, to improve cognitively compared to placebo, with an ADAS-Cog score threshold change of -0.5 points or better [Odds Ratio = 1.84 (p = 0.015)]. At clinically significant levels of improvement in function (ADCS-ADL score threshold change of +3.5 points or better), patients treated with ANAVEX®2-73 had 2.67 times higher odds, or likelihood, to improve function compared to placebo [Odds Ratio = 2.67 (p = 0.0255)]. Additionally, treatment with ANAVEX®2-73 reduced cognitive decline at end of treatment, measured with the ADAS-Cog, as compared to placebo, by 45%, representing a treatment difference in mean score change of -1.85 points (p=0.033). Compared to placebo, ANAVEX®2-73 reduced clinical decline of cognition and function by 27% with mean score difference of -0.42 points (p=0.040) as measured by the CDR-SB. ANAVEX®2-73 was generally safe and well tolerated. All statistical analyses were performed by outside consultancy companies.

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

The key secondary endpoint, the ADAMS, trended favorably. In the same analysis, scores for all RSBQ and ADAMS subscales improved over the course of the study. Collectively, the RSBQ and ADAMS demonstrated improvements in multiple areas, impacting positively in particular repetitive movements, nighttime disruptive behaviors, and social avoidance.

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

Schizophrenia

In March 2024, we commenced the U.S. FDA cleared ANAVEX®3-71-SZ-001 clinical trial, a double-blind, placebo-controlled Phase 2 trial in schizophrenia. The trial consists of two parts to explore multiple ascending doses in individuals with schizophrenia followed by a 28-day treatment period in a larger cohort. The trial will utilize standard clinical outcome measures for schizophrenia including the Positive and Negative Symptoms Scale (PANSS), and novel fluid and electrophysiological biomarkers will also be assessed, leveraging several advances in electroencephalography/event-related potential (EEG/ERP) biomarkers in schizophrenia developed in collaboration with the industry-led ERP Biomarker Qualification Consortium. In addition to the electrophysiological biomarkers, we are also applying novel neuroinflammatory, metabolomic, and transcriptomic biomarkers at the intersection of schizophrenia pathophysiology and ANAVEX®3-71’s novel, dual mechanism of action.

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

In May 2016 and June 2016, the FDA granted Orphan Drug Designation to ANAVEX®2-73 for the treatment of Rett syndrome and infantile spasms, respectively. In November 2019, the FDA granted ANAVEX®2-73 the Rare Pediatric Disease (RPD) designation for the treatment of Rett syndrome. The RPD designation is intended to encourage the development of treatments for rare pediatric diseases.

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

The first of these trials, the ANAVEX®3-71-SZ-001 clinical trial, commenced in March 2024 and is more fully described above under Clinical Trials Overview – Schizophrenia.

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

Our Target Indications

We are developing compounds with potential application to two broad categories and several specific indications, including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2023, an estimated 6.7 million Americans aged 65 and older suffered from Alzheimer’s disease. The Alzheimer’s Association® estimates that the annual number of new cases of Alzheimer’s and other dementias is projected to double by 2050. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. We believe that there is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease currently is estimated to afflict more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to reach $11.5 billion by 2029, according to GlobalData.

●	Rett syndrome – Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life; severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Schizophrenia - Schizophrenia is a persistent and often disabling mental illness impacting how a person thinks, feels, and behaves, and affects nearly 24 million people worldwide, including 2.8 million people in the U.S., according to the World Health Organization. It is characterized by three symptom domains: positive symptoms (hallucinations and delusions), negative symptoms (difficulty enjoying life and withdrawal from others), and cognitive impairment (deficits in memory, concentration, and decision-making). In part due to limitations with current treatments, people living with schizophrenia often struggle to maintain employment, live independently, and manage relationships. While current treatments can be effective in managing select symptoms, approximately 30% of people do not respond to therapy, with an additional 50% experiencing only a partial improvement in symptoms or unacceptable side effects, according to the World Health Organization.

•	Fragile X – Fragile X syndrome (FXS) is the most prevalent genetic form of intellectual disability and autism spectrum disorder, primarily affecting boys. As with most neurodevelopmental disorders, FXS is considered a condition of synaptic development and function. The disease has a range of clinical presentations depending on the specific genetic changes associated with an “expansion” of the FMR1 gene. The disease is characterized by deficits in long-term potentiation and homeostatic plasticity. FXS has been detected in all populations and ethnic groups. Researchers do not know the exact number for how many Americans could have full mutation FXS. Studies estimate that the disease affects approximately 1:4,000 males and 1:6,000-8,000 females. Worldwide, more than 1,400,000 people could be affected by FXS.

●	Depression – Depression is a major cause of morbidity worldwide according to the World Health Organization. The global antidepressant drug market is projected to reach $21 billion by 2030 according to Allied Market Research. Pharmaceutical treatment for depression has been historically dominated by blockbuster brands. However, the dominance of the leading brands is waning, largely due to an increase in the number of approvals for antidepressant drugs.

●	Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medications that are categorized as older traditional anti-epileptic drugs and second generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

Cancer

●	Malignant Melanoma – Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for a large majority of skin cancer deaths. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to iHealthcareAnalyst, Inc. the worldwide malignant melanoma market is expected to grow to $7.5 billion by 2029.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. Cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $10.1 billion by the end of 2030 according to Market Research Future.

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 62,000 new cases of pancreatic cancer will be diagnosed this year and approximately 50,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by Market Data Forecast predict that the market for the global pharmaceutical treatment of pancreatic cancer will increase to $3.7 billion by 2027.

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to twenty-five (25) U.S. patents, twenty-four U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection,” which claims a composition of matter of ANAVEX®2-73 directed to a novel and synergistic neuroprotective compound combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays. We own one issued U.S. patent entitled “A2-73 crystalline polymorph compositions of matter and methods of use thereof”. It claims crystals of A2-73 freebase or its fumarate salt, dosage forms and pharmaceutical formulations. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays. We own four issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these four patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these four patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2036, absent any patent term extension for regulatory delays. The third of these four patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2036, absent any patent term extension for regulatory delays. The fourth of these four patents claims method of making certain crystalline forms ANAVEX®2-73. This patent is expected to expire in October 2036, absent any patent term extension for regulatory delays. We also own three issued U.S. patents for seizure treatment. The first of these three patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these three patents further claims a combination seizure treatment involving administration of an anti-epilepsy drug combined with (i) ANAVEX®19-144, or (ii) ANAVEX 19-144® and ANAVEX 2-73®. The third of these three patents claims a dosage form for seizure reduction, comprising (i) ANAVEX®19-144, (ii) ANAVEX®2-73, or (iii) a combination of ANAVEX®19-144 and ANAVEX®2-73; and optionally further comprising a low-dose anti-epilepsy drug. All three patents are expected to expire in October 2035, absent any patent term extension for regulatory delays. We also own four issued U.S. patents with claims directed to treating neurodevelopmental disorders. These patents claim methods for treating a neurodevelopmental disorder, multiple sclerosis, their related biochemical and functional abnormalities, or loss-of-function associated with a neurodevelopmental disorder, by administering ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41 (another sigma receptor ligand similar to ANAVEX®2-73), or compositions thereof. All four patents are expected to expire in January 2037, absent any patent term extension for regulatory delays. In addition, we own one issued U.S. patent with claims directed to methods of treating melanoma with a compound related to ANAVEX®2-73. This patent is expected to expire in February 2030, absent any patent term extension for regulatory delays. We also own an issued U.S. patent that claims crystalline forms of ANAVEX®19-144, dosage forms and compositions containing the crystalline forms of ANAVEX®19-144, and methods of treatment for Alzheimer’s disease. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. Further, we own one issued U.S. patent with claims directed to methods of treating cardiac dysfunction with ANAVEX®2-73. This patent is expected to expire in July 2038, absent any patent term extension for regulatory delays. Additionally, we own two issued U.S. patent for the treatment of insomnia, anxiety, or agitation. The first of the two patents claims methods of treating insomnia or anxiety with ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. This patent is expected to expire in September 2038. The second of the two patents claims a dosage form comprising any of, or any combination of ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. This patent is expected to expire in July 2038, absent any patent term extension for regulatory delays. Further, we own one issued U.S. patent with claims directed to a method of treating systolic hypertension using ANAVEX®2-73. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays. Additionally, we own one issued U.S. patent with claims directed to pharmaceutical dosage forms of (-) enantiomer of ANAVEX®2-73. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays.

We also own three (3) issued U.S. patents related to ANAVEX®1066. The first of these two patents claims methods for treating or preventing pain using (+) ANAVEX®1066 isomer. The second patent claims methods for treating or preventing pain using (-) ANAVEX®1066 isomer. The third patent claims dosage forms and pharmaceutical compositions comprising (+) ANAVEX®1066 isomer. All three patents are expected to expire in November 2036, absent any patent term extension for regulatory delays.

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

We also own other patent applications and certain granted foreign patents directed to enantiomers, crystals, formulations, uses, and patient selection methods that may provide additional protection for one or more of our product candidates.

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

Comparison of the three and six months ended March 31, 2024 and 2023

Operating Expenses

Total operating expenses for the quarter ended March 31, 2024 were $12.5 million, compared to $14.2 million for the comparable quarter ended March 31, 2023. Total operating expenses for the six-month period ended March 31, 2024 were $23.8 million, compared to $29.6 million for the comparable six month period ended March 31, 2023.

Our research and development expenses for the three months ended March 31, 2024 were $9.7 million, as compared to $11.3 million for the three months ended March 31 2023. Our research and development expenses for the six months ended March 31, 2024 were $18.4 million, as compared to $23.4 million for the comparable six month period ended March 31 2023.

The decrease in research and development expenses during the three- and six-month periods is primarily related to the following;

(i)	a decrease in stock-based compensation expense of $1.0 million in the three-month period and $3.3 million in the six-month period, as a result of the vesting of previous option awards and the extended timeline of milestone based vesting awards.

(ii)	a decrease of approximately $1.3 million in the three-month period and $2.1 million in the six-month period in expenditures over the comparable periods relating to our Rett syndrome program as a result of the completion of the EXCELLENCE trial and the respective extension trial under the AVATAR trial.

(iii)	a decrease of approximately $1.1 million in the six-month period in expenditures over the comparable period relating to our Alzheimer’s program as a result of the completion of the Phase 2b/3 clinical trial in the comparable period.

These decreases were partially offset by an increase of $0.5 million in both the three- and six-month periods relating to expenditures on the ANAVEX®3-71-SZ-001 clinical trial, which trial commenced in the current period.

The following table summarizes our research and development expenses for the three- and six-months ended March 31, 2024 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Cost of external service providers	$5,167	$6,165	$9,732	$12,219
Personnel costs	2,862	2,407	5,610	4,788
Stock-based compensation	1,673	2,713	3,033	6,317
Other common costs	27	22	38	49
Total research and development costs	$9,729	$11,307	$18,413	$23,373

During the three- and six-months ended March 31, 2024 and 2023, external service providers cost by product candidate was as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
ANAVEX®2-73	$4,180	$5,510	$7,991	$10,750
ANAVEX®3-71	856	528	1,453	1,240
All other product candidates	61	3	66	3
Other external service provider costs	70	124	222	226
Total external service provider costs	$5,167	$6,165	$9,732	$12,219

General and administrative expenses were $2.8 million for the three months ended March 31, 2024, as compared to $2.9 million for the same quarter of fiscal 2023. General and administrative expenses were $5.4 million for the six months ended March 31, 2024, as compared to $6.2 million for the same period of fiscal 2023.The primary reason for the decrease in general and administrative expenses was a reduction in stock-based compensation charges of $0.3 million for the three month period and $1.1 million for the six month period, as a result of the vesting of previous option awards and the extended timeline of milestone based vesting awards.

We expect to see our research and development expenditures increase from current levels as we advance our clinical programs, including ongoing extension trials of our Alzheimer’s and Rett syndrome programs, advancement of ANAVEX®3-71 trial in Schizophrenia, planned advancement of ANAVEX®2-73 for Parkinson’s disease, planned initiation of an ANAVEX®2-73 for a Fragile X clinical trial, and as we continue to add additional staffing to manage and support these clinical initiatives.

Other income (net)

The net amount of other income for the three months ended March 31, 2024 was $2.1 million as compared to $1.1 million for the comparable three months ended March 31, 2023. The net amount of other income for the six months ended March 31, 2024 was $4.8 million as compared to $3.5 million for the comparable six month period ended March 31, 2023. The increase in other income for the quarter is primarily related to a one-time financing charge of $0.9 million recognized in the comparable three- and six-month periods associated with entering into the 2023 Purchase Agreement (as described below).

Net loss

Net loss for the three months ended March 31, 2024, was $10.5 million, or $0.13 per share, as compared to $13.1 million, or $0.17 per share in the comparative quarter of fiscal 2023. The net loss for the six months ended March 31, 2024 was $19.2 million, or $0.23 per share, as compared to $26.1 million, or $0.33 per share in the comparative six month period. The decrease in net loss for the quarter is primarily related to a decrease in research and development expenditures and an increase in other income, as discussed above.

Liquidity and Capital Resources

Working Capital (in thousands)

	March 31, 2024	September 30, 2023
Current Assets	$144,516	$154,386
Current Liabilities	9,558	12,534
Working Capital	$134,958	$141,852

At March 31, 2024, we had net current assets of $144.5 million, a decrease of $10.0 million from September 30, 2023. The decrease in net current assets primarily relates to a decrease in cash and cash equivalents of $11.6 million due to cash utilized in operations, partially offset by $7.2 million in cash generated under the 2023 Purchase Agreement. Over the period, our net working capital position decreased by $6.9 million to $135.0 million.

During the first six months of fiscal 2024, we utilized cash and cash equivalents of $19.0 million to fund our operations, compared to $14.3 million during the same period of fiscal 2023. Our cash position was $139.4 million at March 31, 2024 compared to $151.0 million at our fiscal year ended September 30, 2023.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform the work necessary to prepare for future development of our pipeline compounds.

Cash Flows

The following table summarizes cash flows during the six months ended March 31, 2024 and 2023 (in thousands):

	2023	2023
Net cash flows used in operating activities	$(18,974)	$(14,283)
Net cash flows from financing activities	7,336	18,592
Increase/ (decrease) in cash and cash equivalents	$(11,638)	$4,309

Cash flow used in operating activities

Net cash used in operating activities for the six months ended March 31, 2024 was $19.0 million, compared to $14.3 million during the comparable period ended March 31, 2023. The principal reason for this increase in net cash used in operating activities in the current period is due to a net decrease (pay down) of $3.0 million in accounts payable and accrued liabilities during the six-month period ended March 31, 2024, as compared to a net increase of $3.3 million in accounts payable and accrued liabilities in the comparable six-month period.

Cash flow provided by financing activities

Cash provided by financing activities for the six-month period ended March 31, 2024 was $7.3 million, compared to $18.6 million during the comparable six-month period ended March 31, 2023. Cash provided by financing activities in both periods is primarily attributable to cash received from the issuance of common shares at various market prices under the 2023 Purchase Agreement.

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

On any business day and subject to certain customary conditions, the Company may direct Lincoln Park to purchase up to 200,000 shares of Common Stock (such purchases, “Regular Purchases”). The amount of a Regular Purchase may increase under certain circumstances based on the market price of the Common Stock; provided, however, that Lincoln Park’s committed obligation under any Regular Purchase shall not exceed $4.0 million. The purchase price of shares of Common Stock will be based on the then prevailing market prices of such shares at the time of sales as described in the 2023 Purchase Agreement. There are no limits on the price per share that Lincoln Park may pay to purchase Common Stock under the 2023 Purchase Agreement. In addition, if the Company has directed Lincoln Park to purchase the full amount of Common Stock available as a Regular Purchase on a given day, it may direct Lincoln Park to purchase additional amounts as “accelerated purchases” and “additional accelerated purchases,” each as set forth in the 2023 Purchase Agreement.

The 2023 Purchase Agreement limits the Company’s sale of shares of Common Stock to Lincoln Park to 15,606,426 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the date of the 2023 Purchase Agreement unless (i) stockholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the 2023 Purchase Agreement equals or exceeds the lower of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the Execution Date or (B) the average of the closing price of the Common Stock on the Nasdaq Capital Market for the five Business Days immediately preceding the Execution Date.

The 2023 Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of Common Stock, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder.

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

During the six-month period ended March 31, 2024, the Company issued to Lincoln Park an aggregate of 1,503,707 shares of Common Stock under the 2023 Purchase Agreement, including 1,500,000 shares of Common Stock for an aggregate purchase price of $7,411,700 and 3,707 commitment shares. During the six-month period ended March 31, 2023, the Company issued to Lincoln Park an aggregate of 2,159,080 shares of Common Stock under the 2023 Purchase Agreement, including 2,075,000 shares of Common Stock for an aggregate purchase price of $18,152,000, 9,080 commitment shares as well as the 75,000 initial commitment shares.

At March 31, 2024, an amount of $114.7 million remained available under the 2023 Purchase Agreement.

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

No shares were sold during the six months ended March 31, 2024 and 2023 under the Sales Agreement. The Company currently is unable to sell shares of Common Stock under the Sales Agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York. The complaint is captioned Blum v. Anavex Life Sciences, Corp. et al., case number 1:24-cv-01910, and names the Company and Christopher Missling as Defendants. The complaint alleges violations of the Securities and Exchange Act of 1934 resulting from disclosures and statements made about certain clinical trials for ANAVEX®2-73. The Company believes the complaint is without merit. The Company is vigorously pursuing its defenses and a potential dismissal of all claims asserted in the lawsuit.

We know of no other material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business, to which our Company or our subsidiaries are a party or of which any of their property is subject. There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder holding more than 5% of our shares, or any associate of such persons, is an adverse party or has a material interest adverse to our or our subsidiaries’ interest.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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
Date: May 9, 2024

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: May 9, 2024