Form 10-Q
period 2024-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2024-08-06
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 84,795,517 shares of Common Stock outstanding as of August 6, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anavex Life Sciences Corp.

Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

Anavex Life Sciences Corp.

Condensed Consolidated Interim Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	September 30,
	2024	2023
	(Unaudited)
Assets
Current
Cash and cash equivalents	$138,756	$151,024
Incentive and tax receivables	1,720	2,709
Prepaid expenses and other current assets	1,059	653
Total Assets	$141,535	$154,386

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,503	$4,322
Accrued liabilities - Note 4	7,334	7,295
Deferred grant income - Note 3	917	917
Total Liabilities	$11,754	$12,534

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
84,795,517 common shares (September 30, 2023 - 82,066,511)	85	82
Additional paid-in capital	454,236	434,839
Share proceeds receivable	(89)	—
Accumulated deficit	(324,451)	(293,069)
Total Stockholders' Equity	$129,781	$141,852
Total Liabilities and Stockholders' Equity	$141,535	$154,386

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Operating expenses
General and administrative	$2,859	$3,248	$8,258	$9,447
Research and development	11,870	10,283	30,283	33,657

Total operating expenses	14,729	13,531	38,541	43,104
Operating loss	(14,729)	(13,531)	(38,541)	(43,104)

Other income (expense)
Grant income	—	—	—	25
Research and development incentive income	526	565	1,591	2,048
Interest income, net	1,796	1,828	5,561	4,561
Other financing expense	—	—	—	(964)
Foreign exchange gain (loss)	67	(101)	72	146
Gain on settlement of accounts payable	59	—	59	—

Total other income, net	2,448	2,292	7,283	5,816
Net loss before provision for income taxes	(12,281)	(11,239)	(31,258)	(37,288)

Income tax recovery (expense), current	67	(41)	(124)	(71)

Net loss and comprehensive loss	$(12,214)	$(11,280)	$(31,382)	$(37,359)

Net Loss per share
Basic and diluted	$(0.14)	$(0.14)	$(0.38)	$(0.47)

Weighted average number of shares outstanding
Basic and diluted	84,535,328	80,875,235	83,022,330	79,051,038

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Condensed Consolidated Interim Statements of Changes in Stockholders' Equity

For the three months ended June 30, 2024 and 2023

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Share proceeds	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance, April 1, 2024	83,616,218	$84	$447,345	$(234)	$(312,237)	$134,958
Shares issued under 2023 purchase agreement
Purchase shares	950,000	1	3,870	234	—	4,105
Commitment shares	1,939	—	—	—	—	—
Shares issued pursuant to exercise of stock options	227,360	—	533	(89)	—	444
Share based compensation	—	—	2,488	—	—	2,488
Net loss	—	—	—	—	(12,214)	(12,214)
Balance, June 30, 2024	84,795,517	$85	$454,236	$(89)	$(324,451)	$129,781

Balance, April 1, 2023	80,235,398	$80	$416,728	$—	$(271,643)	$145,165
Shares issued under 2023 Purchase Agreement
Purchase shares	1,050,000	1	8,534	—	—	8,535
Commitment shares	4,268	—	—	—	—	—
Shares issued pursuant to exercise of stock options	101,250	—	468	—	—	468
Share based compensation	—	—	3,867	—	—	3,867
Net loss	—	—	—	—	(11,280)	(11,280)
Balance, June 30, 2023	81,390,916	$81	$429,597	$—	$(282,923)	$146,755

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Condensed Consolidated Interim Statements of Changes in Stockholders' Equity

For the nine months ended June 30, 2024 and 2023

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Share proceeds	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance, October 1, 2023	82,066,511	$82	$434,839	$—	$(293,069)	$141,852
Shares issued under 2023 purchase agreement
Purchase shares	2,450,000	3	11,281	—	—	11,284
Commitment shares	5,646	—	—	—	—	—
Shares issued pursuant to exercise of stock options	273,360	—	691	(89)	—	602
Share based compensation	—	—	7,425	—	—	7,425
Net loss	—	—	—	—	(31,382)	(31,382)
Balance, June 30, 2024	84,795,517	$85	$454,236	$(89)	$(324,451)	$129,781

Balance, October 1, 2022	77,942,815	$78	$387,977	$—	$(245,564)	142,491
Shares issued under 2023 Purchase Agreement
Initial commitment shares	75,000	—	845	—		845
Purchase shares	3,125,000	3	26,684	—		26,687
Commitment shares	13,348	—	—	—		—
Shares issued pursuant to exercise of stock options	234,753	—	908	—	—	908
Share based compensation	—	—	13,183	—	—	13,183
Net loss	—	—	—	—	(37,359)	(37,359)
Balance, June 30, 2023	81,390,916	$81	$429,597	$—	$(282,923)	146,755

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Condensed Consolidated Interim Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended June 30,
	2024	2023

Cash Flows used in Operating Activities
Net loss	$(31,382)	$(37,359)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash financing related charges	—	845
Gain on settlement of accounts payable	(59)	—
Share-based compensation	7,425	13,183
Changes in working capital balances related to operations:
Incentive and tax receivables	989	1,027
Prepaid expenses and deposits	(406)	(473)
Accounts payable	(760)	327
Accrued liabilities	39	41
Deferred grant income	—	473
Net cash used in operating activities	(24,154)	(21,936)

Cash Flows provided by Financing Activities
Issuance of common shares	11,284	26,687
Proceeds from exercise of stock options	602	908
Net cash provided by financing activities	11,886	27,595

Increase (decrease) in cash and cash equivalents during the period	(12,268)	5,659
Cash and cash equivalents, beginning of period	151,024	149,158
Cash and cash equivalents, end of period	$138,756	$154,817

Supplemental Cash Flow Information
Cash paid for state and local minimum income taxes	$220	$209

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

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

Operating results for the nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.

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

June 30, 2024

(Unaudited)

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

At June 30, 2024 and September 30, 2023, the Company did not have any Level 3 assets or liabilities.

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

As of June 30, 2024 loss per share excludes 15,190,254 (June 30, 2023: 14,858,863) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

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

Note 3 Other Income

Grant Income

As of June 30, 2024, the Company had received a $1.0 million research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 related to Parkinson’s disease. Of the total, $0.5 million was received during the year ended September 30, 2023 and $0.5 million was received during the year ended September 30, 2021.

The grant income has been deferred when received and is being amortized to other income as the related research and development expenditures are incurred. During the three and nine months ended June 30, 2024, the Company recognized $0 and $0, respectively (2023: $0 and $25,000, respectively) of this grant on its statements of operations as grant income. At June 30, 2024, an amount of $0.9 million (September 30, 2023: $0.9 million) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been recognized to other income. The Company will recognize this income on its statement of operations as the relating expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

During the three and nine months ended June 30, 2024 the Company recorded research and development incentive income of $0.5 million (AUD 0.8 million) and $1.6 million (AUD 2.4 million), respectively (2023: $0.6 million (AUD 0.9 million) and $2.0 million (AUD 3.1 million), respectively) in respect of the Australia R&D credit for eligible research and development expenses incurred during the period. This amount is included within Other income on the consolidated statements of operations.

At June 30, 2024, Incentive and tax receivables includes $1.5 million (AUD 2.3 million) (September 30, 2023: $2.5 million (AUD 3.9 million)) relating to Australia R&D credits earned during the year that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

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

June 30, 2024

(Unaudited)

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

Note 4 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	June 30,	September 30,
	2024	2023
Accrued clinical site and patient visits costs	$795	$2,006
Accrued compensation and benefits	1,030	1,360
Fixed contract accruals	—	38
Milestone based contract accruals	3,231	1,267
All other accrued liabilities	2,278	2,624
Total accrued liabilities	$7,334	$7,295

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

2020 Sales Agreement

The Company entered into a Controlled Equity Offering Sales Agreement on July 6, 2018, which was amended and restated on May 1, 2020 (the “2020 Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (together the “Sales Agents”), pursuant to which the Company could offer and sell shares of common stock (“Shares”) registered under an effective registration statement from time to time through the Sales Agents (the “Offering”).

Upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of the 2020 Sales Agreement, the Sales Agents could sell the Shares by methods deemed to be an “at the market” offering, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of the Company. The Company was not obligated to make any sales of Shares under the 2020 Sales Agreement. The Company or Sales Agents could suspend or terminate the offering of Shares upon notice to the other party, subject to certain conditions. The Sales Agents would act as agents on a commercially reasonable efforts basis consistent with their normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

The Company agreed to pay the Sales Agents commissions for their services of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the 2020 Sales Agreement. The Company also agreed to provide the Sales Agents with customary indemnification and contribution rights. During the nine months ended June 30, 2024 and 2023, no shares were sold pursuant to the Offering. At June 30, 2024, an amount of $142.4 million (September 30, 2023: $142.4 million) was registered pursuant to an effective registration statement. The Company terminated the 2020 Sales Agreement on July 24, 2024.

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

During the nine months ended June 30, 2024, the Company issued to Lincoln Park an aggregate of 2,455,646 shares of common stock under the 2023 Purchase Agreement, including 2,450,000 shares of common stock for an aggregate purchase price of $11,283,200 and 5,646 commitment shares. During the nine months ended June 30, 2023, the Company issued to Lincoln Park an aggregate of 3,138,348 shares of common stock under the 2023 Purchase Agreement, including 3,125,000 shares of common stock for an aggregate purchase price of $26,687,017, 13,348 commitment shares and the 75,000 initial commitment shares.

At June 30, 2024, an amount of $110.8 million remained available under the 2023 Purchase Agreement.

Note 6 Commitments and Contingencies

Leases

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

During the three and nine months ended June 30, 2024 and 2023, operating lease costs were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Operating lease costs	$31	$25	$92	$85

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

During the three and nine months ended June 30, 2024 and 2023, the Company made matching contributions under the 401(k) plan as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Contributions to 401(k) plan	$56	$76	$223	$176

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

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York. The complaint is captioned Blum v. Anavex Life Sciences, Corp. et al., case number 1:24-cv-01910, and names the Company and Christopher Missling as Defendants. The complaint alleges violations of the Securities and Exchange Act of 1934 resulting from disclosures and statements made about certain clinical trials for ANAVEX®2-73. On July 12, 2024, the lead plaintiff filed an amended complaint. The Company believes the complaint is without merit. The Company is vigorously pursuing its defenses and a potential dismissal of all claims asserted in the lawsuit.

On May 8, 2024, another purported shareholder of the Company filed a similar lawsuit against the same defendants that raised similar allegations and in addition, raised allegations related to disclosures and statements made about the AVATAR trial. The shareholder sought to consolidate the cases and be appointed lead plaintiff of the consolidated action. The court denied the consolidation motion and lead plaintiff motion on June 13, 2024. The Company plans to vigorously defend the lawsuit.

On May 13, 2024, a purported shareholder filed a derivative lawsuit on behalf of the Company against the board of directors. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a) regarding the same allegations at issue in the two purported class action lawsuits related to disclosures and statements made about certain clinical trials. The Company is named as a Nominal Defendant. The defendants plan to vigorously defend the lawsuit.

Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance, September 30, 2022 and 2023	160,000	3.72
Expired	(150,000)	3.17
Balance, June 30, 2024	10,000	12.00

At June 30, 2024, the Company had share purchase warrants outstanding as follows:

Number	Exercise Price	Expiry Date
10,000	$12.00	April 21, 2026

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

June 30, 2024

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

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. At June 30, 2024, 5,300,000 options had been issued under the 2022 Plan and 5,319,702 options were available for issue under the 2022 Plan.

The following summarizes information about stock option activity during the year ended September 30, 2023 and nine months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2022	13,169,616	6.61	4.96	62,267,309
Granted	1,959,000	9.30	6.60	—
Exercised	(759,753)	2.34	0.95	4,629,026
Forfeited	(257,083)	12.00	6.74	—
Outstanding, September 30, 2023	14,111,780	7.12	5.27	22,290,069
Granted	1,815,500	5.48	3.96	—
Exercised	(273,360)	2.53	1.11	601,407
Forfeited	(473,666)	11.78	8.17	—
Outstanding, June 30, 2024	15,180,254	6.86		7,471,069
Exercisable, June 30, 2024	9,826,089	5.50		7,452,002

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

The following summarizes information about stock options at June 30, 2024 by a range of exercise prices:

Range of exercises prices		Number of	Weighted average remaining	Weighted	Number of	Weighted
From	To	outstanding options	contractual life (in years)	average exercise price	vested options	average exercise price
$0.92	$3.00	3,015,700	4.04	$2.39	3,015,700	$2.39
$3.01	$5.00	2,232,500	4.17	$3.41	2,035,416	$3.29
$5.01	$9.00	6,660,554	6.32	$6.57	3,469,639	$6.20
$9.01	$13.00	1,806,500	7.57	$10.46	729,917	$11.05
$13.01	$25.00	1,465,000	6.70	$18.18	575,417	$18.41
		15,180,254	5.73	$6.86	9,826,089	$5.50

The weighted average grant date fair value of options vested at June 30, 2024 was $4.34 (September 30, 2023: $3.94). At June 30, 2024, the weighted average contractual life of options outstanding was 5.7 years (September 30, 2023: 6.0 years) and for options exercisable was 4.2 years (September 30, 2023: 4.75 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2024.

During the three and nine months ended June 30, 2024, the Company recognized stock-based compensation expense of $2.5 million and $7.4 million, respectively (2023: $3.9 million and $13.2 million, respectively) in connection with the issuance and vesting of stock options and warrants in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s condensed consolidated interim statement of operations as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
General and administrative	$997	$1,451	$2,901	$4,451
Research and development	1,491	2,415	4,524	8,732
Total stock-based compensation	$2,488	$3,866	$7,425	$13,183

An amount of approximately $10.6 million in stock-based compensation is expected to be recorded over the remaining term of such options through fiscal 2026.

The fair value of each option award granted during the three and nine months ended June 30, 2024 and 2023 is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2024	2023
Risk-free interest rate	4.29%	3.69%
Expected life of options (years)	5.77	5.63
Annualized volatility	84.82%	85.16%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the three and nine months ended June 30, 2024 and 2023 was determined with reference to the quoted market price of the Company’s shares on the grant date.

Note 7 Subsequent Events

On July 24, 2024, the Company terminated the 2020 Sales Agreement.

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

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical studies and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 27, 2023. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

A larger Phase 2b/3 double-blind, placebo-controlled trial of ANAVEX®2-73 in Alzheimer’s disease commenced in August 2018. The Phase 2b/3 trial enrolled 509 patients, which were treated with a convenient once-daily oral formulation of ANAVEX®2-73 for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial took place at 52 sites across North America, Europe and Australia. Primary and secondary endpoints to assess safety and both cognitive and functional efficacy, were measured through the Alzheimer’s Disease Assessment Scale – Cognitive Subscale test (“ADAS-Cog”), Alzheimer’s Disease Cooperative Study – Activities of Daily Living (“ADCS-ADL”) and Clinical Dementia Rating – Sum of Boxes for cognition and function (“CDR-SB”). In addition to these endpoints, the ANAVEX®2-73 Phase 2b/3 trial design incorporated pre-specified statistical analyses related to potential genomic precision medicine biomarkers previously identified in the ANAVEX®2-73 Phase 2a clinical trial. The trial was completed in mid-2022 and, in December 2022, the Company presented topline results from the Phase 2b/3 clinical trial. All statistical analysis were performed by outside consultancy companies.

Furthermore, all pre-specified clinical endpoints were analyzed using a mixed model for repeated measures (MMRM). Under the multiplicity control rule, a trial is successful in meeting the co-primary endpoints if the significance of each endpoint is P < 0.05, or if the significance of only one co-primary endpoint is P < 0.025. If only one primary endpoint is significant at an α level of 0.025, then the secondary endpoint will be evaluated at the same level of 0.025. The trial was successful, since the differences in the least-squares mean (LSM) change from baseline to 48 weeks between the ANAVEX®2-73 and placebo groups for ADAS-Cog13 was significant at a level of P < 0.025 and for CDR-SB was significant at a level of P < 0.025, in the patients with early Alzheimer’s disease.

The comparison of individual dose groups vs placebo also supports blarcamesine’s efficacy. For the primary endpoint ADAS-Cog13, blarcamesine is significantly better than placebo for both the 50 mg (−2.149; P = 0.021) and the 30 mg (−1.934; P = 0.026) blarcamesine dosage groups at Week 48, representing that blarcamesine slowed clinical progression at 48 weeks by 38.5% and 34.6% in 50 mg and 30 mg groups vs. placebo, respectively. The functional co-primary endpoint, ADCS-ADL, was trending in a positive direction but did not reach significance at Week 48. The key secondary endpoint CDR-SB was significantly improved vs. placebo in both 50 mg (−0.465; P = 0.045) and 30 mg (−0.502; P = 0.020) groups at Week 48. CGI-I was also significantly improved vs. placebo in both the 50 mg (−0.314; P = 0.008) and the 30 mg (−0.248; P = 0.024) groups at Week 48. The findings are supported by biomarkers, including plasma Aβ42/40-ratio and reduction of brain atrophy. Blarcamesine significantly slowed brain atrophy in key regions of interest, including the whole brain by 37.6%, total grey matter by  63.5%, and lateral ventricles by 25.1%.

In the respective safety population, common treatment-emergent adverse events included dizziness, which was transient and mostly mild to moderate in severity, and occurred in 120 participants (35.8%) during titration and in 76 participants (25.2%) during maintenance with ANAVEX®2-73 and 10 (6.0%) during titration and 9 (5.6%) during maintenance with placebo.

A subsequent long-term open label extension study of ANAVEX®2-73, referred to as the ATTENTION-AD trial, was initiated for patients who completed the 48-week Phase 2b/3 placebo-controlled trial referenced above. This trial extension for a duration of up to 96 additional weeks was completed in June 2024. The trial will provide additional longer-term safety and efficacy data of ANAVEX®2-73 in persons with Alzheimer’s disease.

Rett Syndrome

In February 2016, we presented positive preclinical data for ANAVEX®2-73 in Rett syndrome, a rare neurodevelopmental disease. The data demonstrated dose related significant improvements in an array of behavioral and gait paradigms in a mouse model with an MECP2-null mutation that causes neurological symptoms that mimic Rett syndrome. The study was funded by the International Rett Syndrome Foundation (“Rettsyndrome.org”). In January 2017, we were awarded a financial grant from Rettsyndrome.org of a minimum of $0.6 million to cover some of the costs of a multicenter Phase 2 clinical trial of ANAVEX®2-73 for the treatment of Rett syndrome. This award was received in quarterly instalments which commenced during fiscal 2018.

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

A high enrollment rate in the Open Label Extension (“OLE”) of over 91% and the high level of requests for the Compassionate Use Program (93%) provide solid numerical evidence for the reported positive Real World Evidence (RWE) from patients with Rett syndrome under Compassionate Use Authorization. Families whose children were previously on drug or placebo in the placebo-controlled trial commented favorably on the improvement of their child’s daily life due to ANAVEX®2-73 treatment in the Compassionate Use Program.

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

A 48-week OLE ANAVEX2-73-PDD-EP-001 Phase 2 trial was offered to participants after completion of the double-blind placebo-controlled ANAVEX2-73-PDD-001 Phase 2 trial discussed above. The OLE trial assessed safety, tolerability and efficacy, measuring among others, MDS-Unified Parkinson’s Disease Rating Scale Parts I, II, III, REM Sleep Behavior Disorder Screening Questionnaire (RBDSQ), Clinical Global Impression – Improvement (CGI-I), as well as cognitive efficacy endpoint Montreal Cognitive Assessment (MoCA) over a 48-week period.

In March 2023, we reported the preliminary ANAVEX2-73-PDD-EP-001 OLE trial data, which demonstrated longitudinal beneficial effects of ANAVEX®2-73 on the pre-specified primary and secondary objectives. Preliminary analysis reveals that ANAVEX®2-73 was found to be generally safe and well tolerated, and safety findings in this trial were consistent with the known safety profile of ANAVEX®2-73. In respect to efficacy, across all efficacy endpoints, patients performed better while on ANAVEX®2-73. While all patients were on drug holiday due to COVID-19 between the DB EOT and the OLE Baseline, the respective efficacy endpoints, including the MDS-UPDRS Part II + III and CGI-I, measured at the end of trial of the double-blind study (DB EOT) and the OLE Baseline, were worsening, as expected in a progressive disease like Parkinson’s. However, when patients resumed daily oral ANAVEX®2-73 treatment, a consistent improvement was observed during the extension phase from OLE Baseline through OLE Week 24, and OLE Week 48, respectively. These results are consistent with the pattern observed for all efficacy measures in the extension phase. The two endpoints, MDS-UPDRS Part II + III and CGI-I measured in this study are the planned primary and key secondary endpoints in our forthcoming pivotal 6-month Parkinson’s disease study.

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

In addition, preclinical data on ANAVEX®2-73 related to multiple sclerosis indicates that ANAVEX®2-73 may promote remyelination in multiple sclerosis disease. Further, our data also demonstrates that ANAVEX®2-73 has the potential to provide protection for oligodendrocytes and oligodendrocyte precursor cells (“OPCs”), as well as central nervous system neurons in addition to helping repair by increasing OPC proliferation and maturation in tissue culture.

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

Our Target Indications

We are developing compounds with potential application to two broad categories and several specific indications, including:

Central Nervous System Diseases

●	Alzheimer’s disease – In 2024, an estimated 6.9 million Americans are suffering from Alzheimer’s disease according to the Alzheimer’s Association®. The Alzheimer’s Association® estimates that the annual number of new cases of Alzheimer’s and other dementias is projected to double by 2050. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. We believe that there is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and a deficiency of the neurotransmitter dopamine. Parkinson’s disease currently is estimated to afflict more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to reach $11.5 billion by 2029, according to GlobalData.

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

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to twenty-five (25) U.S. patents, twenty-five U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

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

Comparison of the three and nine months ended June 30, 2024 and 2023

Operating Expenses

Total operating expenses for the quarter ended June 30, 2024 were $14.7 million, compared to $13.5 million for the comparable quarter ended June 30, 2023. Total operating expenses for the nine-month period ended June 30, 2024 were $38.5 million, compared to $43.1 million for the comparable nine-month period ended June 30, 2023.

Our research and development expenses for the three months ended June 30, 2024 were $11.9 million, as compared to $10.3 million for the three months ended June 30, 2023. The increase in research and development expenses during the three-month period is primarily related to the following:

(i)	an increase in personnel costs of $1.3 million mostly related to the addition of several new consultants engaged to assist in the preparation of the submission of our Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA);

(ii)	an increase of approximately $2.6 million over the comparable period relating to manufacturing activities of ANAVEX®2-73 for potential commercial use, and to support the MAA; and

(iii)	an increase of $0.9 million over the comparable period relating to expenditures on the ANAVEX®3-71-SZ-001 clinical trial, which trial commenced in the second quarter of fiscal 2024.

These increases were partially offset by (i) a decrease in stock-based compensation expense of $0.9 million in the three-month period, as a result of the vesting of previous option awards (ii) a decrease of approximately $1.0 million in the three-month period relating to our Rett syndrome program as a result of the completion of the EXCELLENCE trial and the respective open label extension of the AVATAR trial and (iii) a decrease of approximately $0.9 million in the three-month period in expenditures over the comparable period relating to our Alzheimer’s program, as a result of the completion of the Phase 2b/3 clinical trial.

Our research and development expenses for the nine months ended June 30, 2024 were $30.3 million, as compared to $33.7 million for the comparable nine month period ended June 30, 2023. The decrease in research and development expenses during the nine-month period is primarily related to the following:

(i)	a decrease in stock-based compensation expense of $4.2 million in the nine-month period, as a result of the vesting of previous option awards and the extended timeline of milestone based vesting awards;

(ii)	a decrease of approximately $3.1 million in the nine-month period in expenditures over the comparable periods relating to our Rett syndrome program as a result of the completion of the EXCELLENCE trial and the respective open label extension of the AVATAR trial; and

(iii)	a decrease of approximately $2.3 million in the nine-month period in expenditures over the comparable periods relating to our Alzheimer’s program as a result of the completion of the Phase 2b/3 clinical trial.

These decreases were partially offset by (i) an increase of $1.4 million in nine-month period relating to expenditures on the ANAVEX®3-71-SZ-001 clinical trial, which trial commenced in the second quarter of fiscal 2024, (ii) an increase of $1.2 million over the comparable period relating to startup costs associated with our planned Phase 2/3 clinical trial in Parkinson’s disease, (iii) an increase of approximately $2.8 million over the comparable period relating to manufacturing activities of ANAVEX®2-73 for potential commercial use and to the support the MAA and (iv) an increase of approximately $1.2 million related to the addition of several new consultants engaged to assist in the preparation for the submission of our MAA.

The following table summarizes our research and development expenses for the three- and nine-months ended June 30, 2024 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Cost of external service providers	$6,263	$5,224	$15,995	$17,443
Personnel costs	3,928	2,628	9,538	7,416
Stock-based compensation	1,491	2,416	4,524	8,733
Other common costs	188	15	226	65
Total research and development costs	$11,870	$10,283	$30,283	$33,657

During the three- and nine-months ended June 30, 2024 and 2023, external service providers cost by product candidate was as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
ANAVEX®2-73	$4,656	$4,288	$12,647	$15,038
ANAVEX®3-71	1,322	863	2,775	2,103
All other product candidates	5	—	71	3
Other external service provider costs	280	73	502	299
Total external service provider costs	$6,263	$5,224	$15,995	$17,443

General and administrative expenses were $2.9 million for the three months ended June 30, 2024, as compared to $3.2 million for the same quarter of fiscal 2023. General and administrative expenses were $8.3 million for the nine months ended June 30, 2024, as compared to $9.4 million for the same period of fiscal 2023. The primary reason for the decrease in general and administrative expenses was a reduction in stock-based compensation charges of $0.5 million for the three month period and $1.5 million for the nine month period, as a result of the vesting of previous option awards and the extended timeline of milestone based vesting awards.

We expect to see our research and development expenditures increase from current levels as we advance our clinical programs, including advancement of ANAVEX®3-71 trial in Schizophrenia, preparation of our MAA submission to the EMA, planned advancement of ANAVEX®2-73 for Parkinson’s disease, planned initiation of an ANAVEX®2-73 for a Fragile X clinical trial, and as we continue to add additional staffing to manage and support these clinical initiatives.

Other income (net)

The net amount of other income for the three months ended June 30, 2024 was $2.4 million as compared to $2.3 million for the comparable three months ended June 30, 2023. The net amount of other income for the nine months ended June 30, 2024 was $7.3 million as compared to $5.8 million for the comparable nine month period ended June 30, 2023. The increase in other income for the year-to-date period is primarily related to a one-time financing charge of $0.9 million recognized in the comparable nine-month periods associated with entering into the 2023 Purchase Agreement (as described below), and an increase in interest income associated with an increase in interest rates.

Net loss

Net loss for the three months ended June 30, 2024, was $12.2 million, or $0.14 per share, as compared to $11.3 million, or $0.14 per share in the comparative quarter of fiscal 2023. The net loss for the nine months ended June 30, 2024 was $31.4 million, or $0.38 per share, as compared to $37.4 million, or $0.47 per share in the comparative nine month period. The decrease in net loss for the year-to-date period is primarily related to a decrease in research and development expenditures and an increase in other income, as discussed above.

Liquidity and Capital Resources

Working Capital (in thousands)

	June 30, 2024	September 30, 2023
Current Assets	$141,535	$154,386
Current Liabilities	11,754	12,534
Working Capital	$129,781	$141,852

On June 30, 2024, we had net current assets of $141.5 million, a decrease of approximately $12.9 million from our year ended September 30, 2023. The decrease in net current assets primarily relates to cash utilized in operations, partially offset by $11.9 million in cash generated under the 2023 Purchase Agreement.

During the first nine months of fiscal 2024, we utilized cash and cash equivalents of $24.2 million to fund our operations, compared to $21.9 million during the same period of fiscal 2023. Our cash position was $138.8 million on June 30, 2024 compared to $151.0 million at our fiscal year ended September 30, 2023.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform the work necessary to prepare for future development of our pipeline compounds.

Cash Flows

The following table summarizes cash flows during the nine months ended June 30, 2024 and 2023 (in thousands):

	2024	2023
Net cash flows used in operating activities	$(24,154)	$(21,936)
Net cash flows from financing activities	11,886	27,595
Increase/ (decrease) in cash and cash equivalents	$(12,268)	$5,659

Cash flow used in operating activities

Net cash used in operating activities for the nine months ended June 30, 2024 was $24.2 million, compared to $21.9 million during the comparable period ended June 30, 2023. The principal reason for this is an increase in net cash expenses, after taking into account non-cash stock-based compensation, over the comparable period of approximately $0.7 million, as well as positive changes in other working capital accounts in the current nine-month period, as compared to the comparable nine-month period.

Cash flow provided by financing activities

Cash provided by financing activities for the nine-month period ended June 30, 2024 was $11.9 million, compared to $27.6 million during the comparable nine-month period ended June 30, 2023. Cash provided by financing activities in both periods is primarily attributable to cash received from the issuance of common shares at various market prices under the 2023 Purchase Agreement.

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

During the nine-month period ended June 30, 2024, the Company issued to Lincoln Park an aggregate of 2,455,646 shares of Common Stock under the 2023 Purchase Agreement, including 2,450,000 shares of Common Stock for an aggregate purchase price of $11.3 million and 5,646 commitment shares. During the nine-month period ended June 30, 2023, the Company issued to Lincoln Park an aggregate of 3,138,348 shares of Common Stock under the 2023 Purchase Agreement, including 3,125,000 shares of Common Stock for an aggregate purchase price of $26.7 million and 13,348 commitment shares as well as the 75,000 initial commitment shares.

On June 30, 2024, an amount of $110.8 million remained available under the 2023 Purchase Agreement.

Controlled Equity Offering Sales Agreement

On May 1, 2020, we entered into an Amended and Restated Sales Agreement (the “2020 Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (the “Sales Agents”), pursuant to which we could offer and sell shares of Common Stock registered under an effective registration statement from time to time through the Sales Agents (the “At-the-Market Offering”).

Upon delivery of a placement notice based on our instructions and subject to the terms and conditions of the 2020 Sales Agreement, the Sales Agents could sell shares of Common Stock by methods deemed to be an “at the market offering”, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to our prior written consent. We were not obligated to make any sales of shares under the 2020 Sales Agreement. We or the Sales Agents could suspend or terminate the At-the-Market Offering upon notice to the other party, subject to certain conditions. The Sales Agents would act as agents on a commercially reasonable efforts basis consistent with their normal trading and sales practices, applicable state and federal law, and rules and regulations and the rules of Nasdaq.

We agreed to pay the Sales Agents’ commissions for their services of 3.0% of the gross proceeds from the sale of shares of Common Stock pursuant to the 2020 Sales Agreement. We also agreed to provide the Sales Agents with customary indemnification and contribution rights.

No shares were sold during the nine months ended June 30, 2024 and 2023 under the 2020 Sales Agreement. The Company terminated the 2020 Sales Agreement on July 24, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York. The complaint is captioned Blum v. Anavex Life Sciences, Corp. et al., case number 1:24-cv-01910, and names the Company and Christopher Missling as Defendants. The complaint alleges violations of the Securities and Exchange Act of 1934 resulting from disclosures and statements made about certain clinical trials for ANAVEX®2-73. On July 12, 2024, the lead plaintiff filed an amended complaint. The Company believes the complaint is without merit. The Company is vigorously pursuing its defenses and a potential dismissal of all claims asserted in the lawsuit.

On May 8, 2024, another purported shareholder of the Company filed a similar lawsuit against the same defendants that raised similar allegations and in addition, raised allegations related to disclosures and statements made about the AVATAR trial. The shareholder sought to consolidate the cases and be appointed lead plaintiff of the consolidated action. The court denied the consolidation motion and lead plaintiff motion on June 13, 2024. The Company plans to vigorously defend the lawsuit.

On May 13, 2024, a purported shareholder filed a derivative lawsuit on behalf of the Company against the board of directors. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a) regarding the same allegations at issue in the two purported class action lawsuits related to disclosures and statements made about certain clinical trials. The Company is named as a Nominal Defendant. The defendants plan to vigorously defend the lawsuit.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Plans

On May 28, 2024, our director Steffen Thomas, adopted a trading arrangement (the “Thomas 10b5-1 Trading Plan”) for the sale of shares of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1. The Thomas 10b5-1 Trading Plan has a term of two years and provides for the sale of up to 245,500 shares of Common Stock at prices of $19 - $49.

Other than with respect to the Thomas 10b5-1 Trading Plan, none of our directors or Section 16 officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K) during the three-month period ended June 30, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended September 30, 2021, filed on November 24, 2021)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2023)
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1**	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 6, 2024

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 6, 2024