Form 10-K
period 2024-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2024-12-23
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

Yes ☐ No ☒

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $412 million based on a price of $5.09 per share, being the closing price of the registrant’s common stock on March 31, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 84,815,517 issued and outstanding as of December 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “forecast,” “potential,” “predict,” “could,” “would”, “will”, “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

•	volatility in our stock price and in the markets in general;

•	our ability to successfully conduct preclinical studies and clinical trials for our product candidates;

•	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;

•	our ability to generate any revenue or to continue as a going concern;

•	our ability to execute our research and development plan on time and on budget;

•	our product candidates’ ability to demonstrate efficacy or an acceptable safety profile;

•	our ability to obtain the support of qualified scientific collaborators;

•	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;

•	our ability to identify and obtain additional product candidates;

•	our reliance on third parties in non-clinical studies and clinical trials;

•	our ability to defend against product liability claims;

•	our ability to safeguard against security breaches;

•	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;

•	our ability to comply with our intellectual property licensing agreements;

•	our ability to defend against claims of intellectual property infringement;

•	our ability to comply with the maintenance requirements of the government patent agencies;

•	our ability to protect our intellectual property rights throughout the world;

•	competition;

•	the anticipated start dates, durations and completion dates of our ongoing and future clinical trials;

•	the anticipated designs of our future clinical trials;

•	our ability to attract and retain qualified employees;

•	the impact of Fast Track designation on receipt of actual FDA approval;

•	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or Fast Track designations; and

•	our anticipated future cash position and ability to obtain funding for our operations.

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

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Company” and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

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

Our focus is on developing innovative treatments for Alzheimer’s disease, Parkinson’s disease, schizophrenia, neurodevelopmental, neurodegenerative, and rare diseases, including Rett syndrome, and other central nervous system (CNS) disorders.

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

ANAVEX®2-73 (blarcamesine)-specific Biomarkers

As part of some of our clinical trials, we have incorporated a genomic analysis to better understand potential populations for whom our clinical programs might benefit. In our clinical trials, a full genomic analysis of Alzheimer’s disease patients treated with ANAVEX®2-73 (blarcamesine) has helped us identify actionable genetic variants. A significant impact of the genomic biomarkers SIGMAR1, the direct target of ANAVEX®2-73 (blarcamesine) and COMT, a gene involved in memory function, on the drug response level was identified, leading to an early ANAVEX®2-73 (blarcamesine) specific biomarker hypothesis. We believe that excluding patients with SIGMAR1 identified biomarker variant (approximately 10%-20% of the population) in prospective studies would identify approximately 80%-90% patients that would display clinically significant improved functional and cognitive scores. The consistency between the identified DNA and RNA data related to ANAVEX®2-73 (blarcamesine), which are considered independent of Alzheimer’s disease pathology, as well as multiple endpoints and time-points, provides support for the potential precision medicine clinical development of ANAVEX®2-73 (blarcamesine) by using genetic biomarkers identified within the trial population itself to either confirm the mechanism of action of ANAVEX®2-73 (blarcamesine) or target patients who are most likely to respond to ANAVEX®2-73 (blarcamesine) treatment. We may in the future utilize such an approach in Alzheimer’s disease as well as indications like Parkinson’s disease dementia in which ANAVEX®2-73 (blarcamesine) is currently being studied.

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

A larger Phase 2b/3 double-blind, placebo-controlled trial of ANAVEX®2-73 in early Alzheimer’s disease commenced in August 2018. The Phase 2b/3 trial enrolled 508 patients, which were treated with a convenient once-daily oral formulation of ANAVEX®2-73 for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial took place at 52 sites across North America, Europe and Australia. Primary and secondary endpoints to assess safety and both cognitive and functional efficacy, were measured through the Alzheimer’s Disease Assessment Scale – Cognitive Subscale test (“ADAS-Cog”), Alzheimer’s Disease Cooperative Study – Activities of Daily Living (“ADCS-ADL”) and Clinical Dementia Rating – Sum of Boxes for cognition and function (“CDR-SB”). In addition to these endpoints, the ANAVEX®2-73 Phase 2b/3 trial design incorporated pre-specified statistical analyses related to potential genomic precision medicine biomarkers previously identified in the ANAVEX®2-73 Phase 2a clinical trial. The trial was completed in mid-2022 and, in December 2022, the Company presented topline results from the Phase 2b/3 clinical trial. All statistical analyses were performed by outside consultancy companies.

Furthermore, all pre-specified clinical endpoints were analyzed using a mixed model for repeated measures (MMRM). Under the multiplicity control rule, a trial is successful in meeting the co-primary endpoints if the significance of each endpoint is P < 0.05, or if the significance of only one co-primary endpoint is P < 0.025. If only one primary endpoint is significant at an α level of 0.025, then the secondary endpoint will be evaluated at the same level of 0.025. The trial was successful, the differences in the least-squares mean (LSM) change from baseline to 48 weeks between the ANAVEX®2-73 and placebo groups for ADAS-Cog13 was significant at a level of P < 0.025 and for CDR-SB was significant at a level of P < 0.025, in the patients with early Alzheimer’s disease.

The comparison of individual dose groups vs placebo also supports blarcamesine’s efficacy. For the primary endpoint ADAS-Cog13, blarcamesine is significantly better than placebo (−2.027; P = 0.0079) as well as for both the 50 mg (−2.149; P = 0.021) and the 30 mg (−1.934; P = 0.026) blarcamesine dosage groups at Week 48, representing that blarcamesine slowed clinical progression at 48 weeks by 36.3% and by 38.5% and 34.6% in 50 mg and 30 mg groups vs. placebo, respectively. The functional co-primary endpoint, ADCS-ADL, was trending in a positive direction but did not reach significance at Week 48. The key secondary endpoint CDR-SB was significantly improved vs. placebo (−0.483, P = 0.0104) as well as in both 50 mg (−0.465; P = 0.045) and 30 mg (−0.502; P = 0.020) groups at Week 48. Clinical Global Impression – Improvement (“CGI-I”) was also significantly improved vs. placebo (−0.278, P = 0.004) as well as in both the 50 mg (−0.314; P = 0.008) and the 30 mg (−0.248; P = 0.024) groups at Week 48. The findings are supported by biomarkers, including plasma Aβ42/40-ratio and reduction of brain atrophy. Blarcamesine significantly slowed brain atrophy in key regions of interest, including the whole brain by 37.6%, total grey matter by 63.5%, and lateral ventricles by 25.1%.

In the respective safety population, common treatment-emergent adverse events included dizziness, which was transient and mostly mild to moderate in severity, and occurred in 120 participants (35.8%) during titration and in 76 participants (25.2%) during maintenance with ANAVEX®2-73 and 10 (6.0%) during titration and 9 (5.6%) during maintenance with placebo.

In November 2024, we announced the submission of a Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA) for ANAVEX®2-73 for the treatment of Alzheimer's disease and, in December 2024, the EMA accepted the submission for scientific review. The MAA, if approved, would allow direct market access throughout the European Union for oral ANAVEX®2-73 (blarcamesine) for the treatment of Alzheimer’s disease.

A subsequent long-term open label extension study of ANAVEX®2-73, referred to as the ATTENTION-AD trial, was initiated for patients who completed the 48-week Phase 2b/3 placebo-controlled trial referenced above. This trial extension for a duration of up to 96/144 additional weeks was completed in June 2024. The trial extension will provide additional longer-term safety and efficacy data of ANAVEX®2-73 in persons with early Alzheimer’s disease.

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

In March 2019, we commenced the first Phase 2 clinical trial in a planned Rett syndrome program of ANAVEX®2-73 for the treatment of Rett syndrome. The clinical trials were conducted in a range of patient age demographics and geographic regions, utilizing an oral liquid once-daily formulation of ANAVEX®2-73.

The first Phase 2 trial, (ANAVEX®2-73-RS-001), which took place in the United States, was completed in December 2020. This trial was a randomized double-blind, placebo-controlled safety, tolerability, PK and efficacy trial of oral liquid ANAVEX®2-73 formulation in 25 adult female patients with Rett syndrome over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. The primary endpoint of the trial was safety. The dosing of 5 mg ANAVEX®2-73 was well-tolerated and demonstrated dose-proportional PK. All secondary efficacy endpoints of the trial showed statistically significant and clinically meaningful response in the Rett Syndrome Behaviour Questionnaire (“RSBQ”) response, when compared to placebo, in the intent to treat (“ITT”) cohort (all participants, p = 0.011). 66.7% of ANAVEX®2-73 treated subjects showed a statistically significant improvement in RSBQ response as compared to 10% of the subjects on placebo in the ITT cohort (all participants, p = 0.011). ANAVEX®2-73 treatment resulted in a sustained improvement in CGI-I response throughout the 7-week clinical trial, when compared to placebo in the ITT cohort (all participants, p = 0.014). Consistent with previous ANAVEX®2-73 clinical trials, patients carrying the common form of the SIGMAR1 gene treated with ANAVEX®2-73 experienced stronger improvements in the prespecified efficacy endpoints. No other clinical trials with ANAVEX®2-73 related to Rett syndrome have been conducted in the United States.

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

All patients who participated in the trial were eligible to receive ANAVEX®2-73 under a voluntary open label extension protocol, which was completed in June 2024.

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

A 48-week OLE ANAVEX2-73-PDD-EP-001 Phase 2 trial was offered to participants after completion of the double-blind placebo-controlled ANAVEX2-73-PDD-001 Phase 2 trial discussed above. The OLE trial assessed safety, tolerability and efficacy, measuring among others, MDS-Unified Parkinson’s Disease Rating Scale Parts I, II, III, REM Sleep Behavior Disorder Screening Questionnaire (RBDSQ), CGI-I, as well as cognitive efficacy endpoint Montreal Cognitive Assessment (MoCA) over a 48-week period.

In March 2023, we reported the preliminary ANAVEX2-73-PDD-EP-001 OLE trial data, which demonstrated longitudinal beneficial effects of ANAVEX®2-73 on the pre-specified primary and secondary objectives. Preliminary analysis reveals that ANAVEX®2-73 was found to be generally safe and well tolerated, and safety findings in this trial were consistent with the known safety profile of ANAVEX®2-73. In respect to efficacy, across all efficacy endpoints, patients performed better while on ANAVEX®2-73. While all patients were on drug holiday due to COVID-19 between the DB EOT and the OLE Baseline, the respective efficacy endpoints, including the MDS-UPDRS Part II + III and CGI-I, measured at the end of trial of the double-blind study (DB EOT) and the OLE Baseline, were worsening, as expected in a progressive disease like Parkinson’s. However, when patients resumed daily oral ANAVEX®2-73 treatment, a consistent improvement was observed during the extension phase from OLE Baseline through OLE Week 24, and OLE Week 48, respectively. These results are consistent with the pattern observed for all efficacy measures in the extension phase. The two endpoints, MDS-UPDRS Part II + III and CGI-I measured in this study are the planned primary and key secondary endpoints in our forthcoming >6-month Parkinson’s disease study.

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

In October 2023 a peer-reviewed publication in the journal Neurobiology of Aging, titled ‘Early treatment with an M1 and sigma-1 receptor agonist prevents cognitive decline in a transgenic rat model displaying Alzheimer-like amyloid pathology’, featured the orally available small molecule ANAVEX®3-71 (AF710B). The preclinical study described the potential disease-modifying properties of ANAVEX®3-71 on Alzheimer’s disease pathology as a possible drug candidate for a potential once daily oral preventive strategy for Alzheimer’s disease.

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

Schizophrenia

In March 2024, we commenced the U.S. FDA-cleared ANAVEX®3-71-SZ-001 clinical trial: a double-blind, placebo-controlled Phase 2 trial in schizophrenia. The trial consists of two parts to explore multiple ascending doses in individuals with schizophrenia followed by a 28-day treatment period in a larger cohort. The trial will utilize standard clinical outcome measures for schizophrenia including the Positive and Negative Symptoms Scale (PANSS), and novel fluid and electrophysiological biomarkers will also be assessed, leveraging several advances in electroencephalography/event-related potential (EEG/ERP) biomarkers in schizophrenia developed in collaboration with the industry-led ERP Biomarker Qualification Consortium. In addition to the electrophysiological biomarkers, we are also applying novel neuroinflammatory, metabolomic, and transcriptomic biomarkers at the intersection of schizophrenia pathophysiology and ANAVEX®3-71’s novel, dual mechanism of action.

Preliminary results from Part A of the ANAVEX®3-71-SZ-001 clinical trial, consisting of a multiple ascending dose study in 16 participants, demonstrated a dose-dependent effect of ANAVEX®3-71 on two key EEG biomarkers in patients with schizophrenia. The effects were most pronounced in the higher dose group indicating a dose-dependent pharmacodynamic effect. The observed changes reversed known electroencephalography (EEG) and ERP biomarker abnormalities associated with schizophrenia. These EEG biomarkers correlate with positive, negative, and cognitive symptoms of schizophrenia.

The currently ongoing Part B of the placebo-controlled Phase 2 study, which includes more participants and a longer treatment duration, will provide more comprehensive data on the efficacy and safety of ANAVEX®3-71 in schizophrenia.

Our Pipeline

Our research and development pipeline includes ANAVEX®2-73 currently in three different clinical trial indications, and ANAVEX®3-71 currently in one clinical trial and several other compounds in different stages of clinical and pre-clinical development.

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

The trial demonstrated that ANAVEX®2-73 was safe and well tolerated in oral doses up to 50 mg once daily. The results showed clinically meaningful, dose-dependent, and statistically significant improvements in the CDR computerized assessment system analysis. We anticipate conducting further clinical trials of ANAVEX®2-73 in Parkinson’s disease dementia after submitting the results of the trial to regulatory authorities to obtain regulatory guidance.

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

We believe preclinical data from our studies also supports further research into the use of ANAVEX®2-73 as a potential platform drug for other neurodegenerative diseases beyond Alzheimer’s disease, Parkinson’s disease or Rett syndrome, more specifically, epilepsy, infantile spasms, Fragile X syndrome, Angelman syndrome, multiple sclerosis, and tuberous sclerosis complex (TSC). ANAVEX®2-73 demonstrated significant improvements in all of these indications in the respective preclinical animal models.

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

ANAVEX®3-71

ANAVEX®3-71 is an orally available clinical drug candidate with a novel mechanism of action via SIGMAR1 activation and M1 muscarinic allosteric modulation, which has been shown to enhance neuroprotection and cognition in Alzheimer’s disease models. ANAVEX®3-71 is a CNS-penetrable potential disease modifying treatment for cognitive impairments. We believe it is effective in against the major Alzheimer’s hallmarks in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, and also has beneficial effects on inflammation and mitochondrial dysfunctions. ANAVEX®3-71 indicates extensive therapeutic advantages in Alzheimer’s and other protein-aggregation-related diseases given its ability to enhance neuroprotection and cognition via SIGMAR1 activation and M1 muscarinic allosteric modulation.

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

●

Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and deficiency of the neurotransmitter dopamine. Parkinson’s disease currently is estimated to afflict more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to reach $11.5 billion by 2029, according to GlobalData.

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

●

Schizophrenia - Schizophrenia is a persistent and often disabling mental illness impacting how a person thinks, feels, and behaves, and affects nearly 24 million people worldwide, including 2.8 million people in the U.S., according to the World Health Organization. It is characterized by three symptom domains: positive symptoms (hallucinations and delusions), negative symptoms (difficulty enjoying life and withdrawal from others), and cognitive impairment (deficits in memory, concentration, and decision-making). In part due to limitations with current treatments, people living with schizophrenia often struggle to maintain employment, live independently, and manage relationships. While current treatments can be effective in managing select symptoms, approximately 34% of people do not respond to therapy, with an additional 50-60% experiencing only a partial improvement in symptoms or unacceptable side effects.

●

Fragile X – Fragile X syndrome (FXS) is the most prevalent genetic form of intellectual disability and autism spectrum disorder, primarily affecting boys. As with most neurodevelopmental disorders, FXS is considered a condition of synaptic development and function. The disease has a range of clinical presentations depending on the specific genetic changes associated with an “expansion” of the FMR1 gene. The disease is characterized by deficits in long-term potentiation and homeostatic plasticity. FXS has been detected in all populations and ethnic groups. Researchers do not know the exact number for how many Americans could have full mutation FXS. Studies estimate that the disease affects approximately 1:4,000 males and 1:6,000 females. Worldwide, more than 1,400,000 people could be affected by FXS.

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

●

Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, in 2015 epilepsy affected 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medications that are categorized as older traditional anti-epileptic drugs and second-generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

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

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to twenty-five (25) U.S. patents, twenty-five (25) U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

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

We also own three issued U.S. patents for seizure treatment. The first of these three patents claims methods and dosage forms for treating seizures, the dosage forms containing a low-dose anti-epilepsy drug combined with either: (i) ANAVEX®2-73 and its active metabolite ANAVEX®19-144; or (ii) ANAVEX®19-144. The second of these three patents further claims a combination seizure treatment involving administration of an anti-epilepsy drug combined with (i) ANAVEX®19-144, or (ii) ANAVEX®19-144 and ANAVEX®2-73. The third of these three patents claims a dosage form for seizure reduction, comprising (i) ANAVEX®19-144, (ii) ANAVEX®2-73, or (iii) a combination of ANAVEX®19-144 and ANAVEX®2-73; and optionally further comprising a low-dose anti-epilepsy drug. All three patents are expected to expire in October 2035, absent any patent term extension for regulatory delays.

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

We also own three (3) issued U.S. patents related to ANAVEX®1066. The first of these three patents claims methods for treating or preventing pain using (+) ANAVEX®1066 isomer. The second patent claims methods for treating or preventing pain using (-) ANAVEX®1066 isomer. The third patent claims dosage forms and pharmaceutical compositions comprising (+) ANAVEX®1066 isomer. All three patents are expected to expire in November 2036, absent any patent term extension for regulatory delays.

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

In addition, a product may be eligible for accelerated approval. Drugs intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the referenced approved drug in FDA’s Orange Book. Specifically, for each listed patent, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new drug. A certification that the new drug will not infringe the already approved drug’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant does not include a Paragraph IV certification, the ANDA or 505(b)(2) application will not be approved until all of the listed patents claiming the referenced drug have expired, except for any listed patents that only apply to uses of the drug not being sought by the ANDA or 505(b)(2) applicant.

If the ANDA or 505(b)(2) applicant has made a Paragraph IV certification, the applicant must also send notice of a Paragraph IV Notice Letter to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV Notice Letter. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV Notice Letter automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, modification by a court or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant. As discussed below, the ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the reference-listed drug has expired.

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

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, as, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active ingredient for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Sunshine Act

The Sunshine Act requires manufacturers of products reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program (“CHIP”) to collect and annually report detailed data to the Centers for Medicare and Medicaid Services (“CMS”) regarding payments or other transfers of value to physicians, certain other health care providers (such as physicians assistants and nurse practitioners) and teaching hospitals (“covered recipients”), as well as any ownership or investment interest held by physicians and their immediate family members. The reporting data must be accompanied by an attestation as to the accuracy of the data and failure to timely and accurately submit required information may result in civil monetary penalties.

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

Research and Development Expenses

Historically, a significant portion of our operating expenses related to research and development. See our Consolidated Financial Statements contained elsewhere in this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2024 and 2023.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions.

Employees

We currently have approximately forty-two full-time employees, and we retain several independent contractors on a regular or as-needed basis. We believe that we have good relations with our employees.

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

•	Our history of losses and no revenue raises a risk regarding our ability to continue as a going concern in the future;

•	We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. We may never be able to successfully develop marketable products or generate any revenue. If we cannot generate sufficient revenues, we may suspend or cease operations;

•	Our research and development plans will require substantial additional future funding. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development activities;

•	We will need additional funding and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities;

•	Even if our products are approved, we may not be able to generate significant revenues from or successfully commercialize them, which will adversely affect our financial results and financial condition and we will have to delay or terminate some or all of our research and development plans which may force us to cease operations;

•	Our research and development plans require substantial additional future funding which could impact our operations and financial condition;

•	If we or any companion diagnostic collaborator of ours are unable to timely develop and obtain regulatory approval for companion diagnostic tests for our drug candidates, we may not realize the commercial potential of our drug candidates;

•	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, which could lead to our inability to generate product revenue;

•	Regulatory authorities may not accept data from our trials conducted outside the United States;

•	Fast Track designation or breakthrough therapy designation that we have received or may seek out may not actually lead to a faster FDA review and approval process;

•	We may be unable to maintain any benefits associated with orphan drug designation, including market exclusivity;

•	If we fail to demonstrate efficacy in our non-clinical studies and clinical trials our future business prospects, financial condition and operating results will be materially adversely affected;

•	If a particular product candidate causes undesirable side effects, then we may be unable to receive regulatory approval of or commercialize such product candidate;

•	Wea re highly dependent on our key personnel and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;

•	If we do not obtain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business;

•	We may not be able to develop, market or generate sales of our products to the extent anticipated. Our business may fail and investors could lose all their investment in our Company;

•	None of our potential drug compounds may reach the commercial market and our business may fail;

•	Material modifications in the methods of product candidate manufacturing may result in additional costs or delay;

•	Our technologies and future products may be rendered undesirable or obsolete if our competitors succeed in developing products and technologies faster or that are more effective or with a better profile than our own, or if scientific developments change our understanding of the potential scope and utility of our potential products;

•	We have advanced our research and development efforts on the treatment of neurodegenerative and central nervous system, or CNS, disorders, a field that has seen very limited success in product development;

•	Our reliance on third parties may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them or non-compliance with regulations;

•	If we fail to compete with respect to partnering, licensing, mergers, acquisitions, joint venture and other collaboration opportunities, our ability to research and develop our potential drug compounds may be limited;

•	The use of any of our products in clinical trials may expose us to liability claims, causing our business to suffer;

•	If we are unable to safeguard against security breaches with respect to our information systems, our business may be adversely affected;

•	Continuing regulatory obligations and ongoing regulatory review may result in additional expense. Our compounds could be subject to restrictions on marketing or withdrawal from the market, and we may be subject to penalties when and if any of them are approved;

•	Changes in funding for the FDA, the SEC and other government agencies could prevent these agencies from performing normal functions on which the operations of our business may rely, which could negatively affect our business;

•	We receive Australian government research and development income tax incentive refunds. Loss of access to such incentives could have a negative effect on our future cash flows and the funding of future research and development projects;

•	Operating our business internationally carries various risks which could materially adversely affect our business;

•	Our ability to use our net operating loss carryforwards and tax credit carryforwards may be subject to limitation;

•	Healthcare laws and regulations could expose us to criminal sanctions, civil and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties;

•	We expect current and future legislation affecting the pharmaceutical industry, including drug pricing reform, to impact our business generally, which could adversely affect our business operations;

•	Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue;

•	Issuing additional shares of common stock will result in the dilution of our existing stockholders and may cause our stock price to fall. A decline in our stock price could affect our ability to raise further working capital and adversely affect our operations. Raising funds at lower prices would severely dilute existing or future investors;

•	Our stock price has been volatile and may be volatile in the future and our common stock may become the target of a “short squeeze”;

•	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock;

•	Patent terms may be inadequate to protect our competitive position on our product candidates. If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired;

•	If we fail to comply with our obligations in intellectual property licensing agreements or experience disruptions to our business relationships with our licensors, we could lose important intellectual property rights. If we are unable to protect the confidentiality of our trade secrets, our business would be harmed;

•	Intellectual property infringement claims may adversely affect our development and commercialization efforts;

•	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers;

•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property;

Obtaining and maintaining our patent protection depends on compliance with various requirements imposed by governmental patent agencies. Changes in patent law could impair our ability to protect our product candidates; and

•	We may fail to protect our intellectual property rights or the confidentiality of our trade secrets. Changes in patent law could diminish the value of our patents and patent applications in general.

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

Since inception through September 30, 2024, we have accumulated a deficit of approximately $336 million. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues creates a greater risk of our continued ability to continue as a going concern in the future. As a result, our management expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

To date, we have funded our operations primarily through private placement of our equity securities, through issuances of shares under the Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which the Company may direct Lincoln Park to purchase shares of common stock registered under an effective registration statement, or, historically, through draws under our “at-the-market offering” in connection with the Amended and Restated Sales Agreement with Cantor Fitzgerald & Co. and SVB Leerink LLC (the “Sales Agents”), pursuant to which we could offer and sell shares of common stock registered under an effective registration statement from time to time through the Sales Agents. The Company terminated the Sales Agreement in July 2024. We will need to raise additional funding and the current economic conditions may have a negative impact on our ability to raise additional needed capital on terms that are favorable to our Company or at all. We may not be able to generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

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

We do not have experience or capabilities in developing or commercializing diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a drug candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our drug candidates, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our drug candidates, or experience delays in doing so, the development of these drug candidates may be adversely affected, these drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that have or may obtain marketing approval. We may not be able to enter into arrangements with another diagnostic company to develop and obtain regulatory approval for an alternative diagnostic test for use in connection with the development and commercialization of our drug candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates or therapeutics.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, which could lead to our inability to generate product revenue.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the FDA or comparable international regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•	the FDA or comparable international regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and potency and safety in the full population for which we seek approval;

•	the FDA or comparable international regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a Biologics License Application, New Drug Application or other submission or to obtain regulatory approval in the United States or elsewhere;

•	we may be unable to demonstrate to the FDA or comparable international regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable international regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or international foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

In order to market any product candidates outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and potency and approval standards. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, government shutdowns, including as a result of budget delays or other circumstances like the COVID-19 pandemic and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

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

We have received orphan drug designation for several of our compounds, but we may not be able to obtain or maintain orphan drug exclusivity in the United States for those compounds. We may not be the first to obtain marketing approval of any compound for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any compound with orphan drug designation may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, others may obtain orphan drug exclusivity for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

If a particular product candidate causes undesirable side effects, then we may be unable to receive regulatory approval of or commercialize such product candidate.

We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any of our product candidates, including the occurrence of undesirable side effects. Such side effects could lead to clinical trial challenges, such as difficulties in subject recruitment, retention, and adherence, potential product liability claims, and possible termination by health authorities. These types of clinical trial challenges could in turn, delay or prevent regulatory approval of our product candidate. Side effects may also lead regulatory authorities to require stronger product warnings on the product label, costly post-marketing studies, and/or a REMS, among other possible requirements. If the product candidate has already been approved, such approval may be withdrawn. Any delay in, denial, or withdrawal of marketing approval for one of our product candidates will adversely affect our business, including our results of operations and financial position. Even if one or more of our product candidates receives marketing approval, undesirable side effects may limit such product’s commercial viability. Patients may not wish to use our product, physicians may not prescribe our product, and our reputation may suffer. Any of these events may significantly harm our business and financial prospects.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment or service with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel in an extremely competitive market for employees and other service providers.

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

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drug compounds that we can commercialize. It is possible that our products may never reach the market for a number of reasons. They may be found ineffective or may cause harmful side effects during non-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain products cannot be manufactured at a commercial scale and, therefore, they may not be economical to produce. Our potential products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. Our patents, patent applications, trademarks and other intellectual property may be challenged, and this may delay or prohibit us from effectively commercializing our products. Furthermore, we do not expect our potential drug compounds to be commercially available for a number of years, if at all. If none of our potential drug compounds reach the commercial market, our business will likely fail and investors will lose all of their investment in our Company. If this happens, our business will be adversely affected.

Material modifications in the methods of product candidate manufacturing may result in additional costs or delay.

As product candidates progress from preclinical studies to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, materials and processes, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent purity, identity, potency, quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and could affect planned or other clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. This could delay completion of clinical trials and could require non-clinical or clinical bridging and comparability studies, which could increase costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved.

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

We have advanced our research and development efforts on addressing neurodegenerative, neurodevelopmental and CNS disorders. Collectively, efforts by pharmaceutical companies in the field of neurodegenerative, neurodevelopmental and CNS disorders have seen very limited successes in product development. The development of neurodegenerative and CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance.

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. We currently have one drug compound in clinical trials; however, when any of our products enter clinical trials or become marketed products, they could potentially harm people or allegedly harm people possibly subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance, which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover such claims. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, causing our business to suffer.

If our information systems or data, or those of third parties upon whom we rely, are or were compromised, our business may be adversely affected.

In the course of our business, we, or third parties upon whom we rely, may gather, collect, receive, use, transmit, store/retain or dispose of data and confidential information (such as confidential employee information or health-related data), sensitive data, intellectual property and trade secrets.

Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon whom we rely. We, and the third parties upon whom we may rely, may be subject to a variety of these evolving threats.

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

Our contracts with third parties upon whom we may rely, may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition, we could incur increased litigation as a result of any potential cyber-security breach and our insurance coverage may not be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices.

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

The occurrence of any event or penalty described above may limit our ability to commercialize our compounds and generate revenue and could require us to expend significant time and resources in response or generate negative publicity.

If any of our compounds are approved, our product labeling, advertising and promotion will also be subject to regulatory requirements and ongoing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a drug may not be promoted for uses that are not approved by the FDA as reflected in the drug’s approved labeling. If we receive marketing approval for a compound, physicians may nevertheless lawfully prescribe it to their patients in a manner that is inconsistent with the approved label. While the FDA recently clarified that mere knowledge that a physician is prescribing an approved drug for off-label use is not sufficient to constitute unlawful off-label promotion, if we are found to have actively promoted such off-label uses, we may become subject to significant liability under the FDCA. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. Additionally, promotion for off-label uses could result in significant liability under the False Claims Act. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, statutory, regulatory and policy changes, and business disruptions, such as those caused by the COVID-19 pandemic. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

This OSF binds both AusIndustry and the Commissioner of Taxation for three income years. However, for compliance purposes, specific issue guidance jointly issued by AusIndustry and the ATO in 2014 provides that an OSF can apply for the duration of the overseas activity provided the activities are not new or materially different than the activities described in the OSF. Currently, the Company is outside of the binding three-year period with respect to OSF applicable to some of its programs being claimed in Australia.

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

As of September 30, 2024, we had approximately $128.5 million of U.S. federal and $16.9 million of state and local NOL carryforwards. We had approximately $16.6 million of NOL carryforwards in Australia as of the same period. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. In addition, under Sections 382 and 383 of the Internal Revenue Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and research and development credits to offset its post-change income may be limited. This could limit the amount of NOLs or research and development credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs and research and development credits carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We conducted a Section 382 study during the year ended September 30, 2021 and determined that, during the year ended September 30, 2015, there was a change in ownership which resulted in $25.8 million of federal NOLs being subject to an annual limitation. During the year ended September 30, 2021, we reduced our federal NOLs by $12.1 million and our research and development tax credit carryforwards by $0.8 million, which are the amount of tax assets that will expire unutilized pursuant to the Section 382 study. This resulted in a reduction of $2.5 million of NOLs and $0.8 million of research and development credits and a corresponding reduction in the valuation allowance of $3.3 million, which was recorded in the 2021 fiscal year. Subsequent ownership changes in future years could trigger additional limitations of our NOLs. During the year ended September 30, 2024 and 2023, we determined that there were no changes in ownership pursuant to Section 382.

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

Our stock price has been volatile at certain times historically, and may be volatile in the future. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that do not coincide in timing with the disclosure of news or developments by us. The stock market in general, and the market for biotechnology and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including the following:

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

Securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. There can be no assurance that we will not in the future be a target of a short squeeze, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

We hold ownership or exclusive rights to twenty-two U.S. patents, twenty-three U.S. patent applications, and various PCT or ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs. Neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

1.	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that we are not entitled to an issued patent for a variety of legal reasons. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. If a court or, in some circumstances, a board of a national patent authority, agrees, we would lose some or all of our patent protection. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.
2.	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.
3.	Issuance of a patent may not provide significant practical protection. If we receive a patent of narrow scope, then it may be possible for competitors to design products that do not infringe our patent(s).
4.	We are seeking patent protection for a number of indications, combination products and drug regimens. The lack of patent protection in global markets for a specific end product or indication may inhibit our ability to advance our compounds and may make us less attractive to potential partners.

5.	Defending a patent lawsuit takes significant time and can be very expensive.
6.	If a court decides that an Anavex compound, its method of manufacture or use, infringes on a competitor’s patent, we may have to pay substantial damages for infringement.
7.	A court may prohibit us from making, selling or licensing the potential drug compound unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.
8.	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize ANAVEX®2-73 or our other product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Additionally, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our cloud networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials and products.

We have processes designed to protect our information systems, data, assets, infrastructure, and computing environments from cybersecurity threats and risks. Our cybersecurity strategy includes the use of third-party IT professionals to assess the effectiveness of our cybersecurity practices for possible cybersecurity threats and to manage our IT systems to mitigate these threats. We also use multi-factor authentication, maintain logical, physical and technical controls designed to deter, prevent, mitigate and respond to cybersecurity threats. Further, we provide periodical cybersecurity reminders to our employees to emphasize the importance of adherence to our security policies. We also carry a separate cybersecurity commercial insurance policy covering the potential financial losses that may occur in the event we experience a cybersecurity incident.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. We conduct organizational risk assessments commensurate with our size and complexity of our operations. We are in a continuous process of reviewing and implementing incremental information technology strategies to mitigate cybersecurity risks as new risks arise and as our operations evolve. This has led us to engage third party professionals to assist in the implementation of processes to manage these risks. We also use third-party service providers across a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. We have a vendor management process to help manage cybersecurity risks associated with our use of certain of these providers. For certain vendors, these processes include a comprehensive vendor audit process.

As of the date of this Annual Report, we do not believe that any past cybersecurity incidents that have been detected have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

See “Risk Factors - Risks Related to Our Business and Operations” for additional information about the risks to our business associated with cybersecurity or a breach or compromise to our information security systems.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. The audit committee receives periodic reports from senior management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

Currently we have two cybersecurity experts on our Audit Committee

ITEM 2. PROPERTIES

We do not own any real property. We maintain a corporate head office at 630 5th Avenue, 20th Floor, New York, NY, USA. Our lease costs for this office are approximately $11,000 per month. We believe our offices are suitable and adequate to operate our business currently, as they provide us with sufficient space to conduct our operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise during the course of business. The Company is currently subject to the following lawsuits:

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York. The complaint is captioned Blum v. Anavex Life Sciences, Corp. et al., case number 1:24-cv-01910, and it named the Company and Christopher Missling as Defendants. The complaint alleges violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome (the “March 2024 Complaint”). At a hearing on or about June 13, 2024, the Court named another purported Company shareholder, Quintessa Huey, as lead plaintiff with respect to the March 2024 Complaint. An Amended Complaint was filed by the appointed lead plaintiff on July 12, 2024, which asserts allegations related to purported violations of Section 10(b) of the Securities Exchange Act tied to disclosures associated with the same clinical trials related to Rett Syndrome, and which names the Company and Christopher Missling as defendants. The Amended Complaint seeks unspecified damages, as well as costs, including counsel and expert witness fees, on behalf of class of investors who purchased stock of the Company on the NASDAQ during the period February 1, 2022 through January 1, 2024. The defendants filed a motion to dismiss the complaint. The motion to dismiss is fully-briefed and awaiting a decision by the Court.

On May 8, 2024, a similar complaint was filed in the same court by Kenneth Downing (case no. 1:2024-cv-03529), a purported shareholder of the Company, against the same defendants as the March 2024 Complaint. The defendants filed a motion to dismiss the complaint. Plaintiff Downing voluntarily dismissed his complaint subsequent to the filing of the motion to dismiss.

On or about May 13, 2024, a derivative lawsuit was filed against the Company (as nominal defendant), Christopher Missling, and members of the Company’s Board of Directors in the U.S. District Court for the District of Nevada by another purported shareholder named Denise Deangelis. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a) of the Securities Exchange Act regarding the same or similar allegations at issue in the two purported class action lawsuits related to disclosures and statements made about certain clinical trials related to Rett Syndrome. The parties are currently due to file a proposed schedule for the anticipated motion to dismiss by the Company and Christopher Missling (the other named defendants have not been served with the complaint) on or before January 15, 2025.

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

Holders of Common Stock

As of December 23, 2024, there were approximately 48 stockholders of record, and 84,815,517 shares of our common stock were issued and outstanding. Most of our stockholders hold their shares in street name.

Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2024, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Our operating costs consist primarily of research and development activities including the cost of clinical studies and clinical supplies as well as clinical drug manufacturing and formulation. Research and development expenses also include personnel related costs such as salaries and wages, and third-party contract research organization (CRO) expenses in support of these clinical studies. Personnel costs include salaries and wages, benefits, and non-cash share-based compensation charges associated with options and other equity awards granted to employees and consultants who are directly engaged in support of our research and development activities.

General and administrative expenses consist of personnel costs, expenses for outside professional services and expenses associated with operating as a public company. Personnel costs consist of salaries and wages, benefits and share-based compensation for general and administrative personnel. Outside professional services and public company expenses include expenses related to compliance and reporting, additional insurance expenses, audit and SOX compliance, expenses associated with patent research, applications and filings, investor and stockholder relations activities and other administrative expenses and professional services.

Comparison of year ended September 30, 2024 to year ended September 30, 2023

Operating Expenses

Our operating expenses for fiscal 2024 decreased to $52.9 million, from $55.8 million in fiscal 2023. The decrease is attributable to a modest decrease in research and development expenses of $1.9 million (4.3%) to $41.8 million in fiscal 2024 as well as a small decrease in general and administrative expenses of $1.0 million (8.3%) to $11.0 million in fiscal 2024, as more fully described below.

During fiscal 2024, we experienced an overall decrease in total research and development expenses over the comparable fiscal 2023 financial year.

The decreases were largely due to:

(i)	a decrease in share-based compensation expense of $5.0 million as a result of the vesting of previous option awards and a change in estimated vesting dates associated with performance-based option awards;

(ii)	a decrease of approximately $3.5 million relating to our Rett syndrome program as a result of the completion of the EXCELLENCE trial and the respective open label extension; and

(iii)	a decrease of approximately $1.2 million in expenditures over the comparable period relating to our Alzheimer’s program, as a result of the completion of the Phase 2b/3 clinical trial and its related open label extension.

These decreases were largely offset by the following increases in research and development expenditures over the comparable fiscal 2023 financial year:

(i)	an increase in personnel costs of $3.4 million related to the addition of new employees including new additions to the Company’s leadership team, and expenses related to the engagement of consultants to assist in the preparation of the submission of our Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA);

(ii)	an increase of approximately $3.6 million over the comparable period relating to manufacturing activities of ANAVEX®2-73 for potential commercial use, and to support the MAA; and

(iii)	an increase of $2.2 million over the comparable period relating to expenditures on the ANAVEX®3-71-SZ-001 clinical trial, which trial commenced in the second quarter of fiscal 2024.

The following table summarizes our research and development expenses for the years ended September 30, 2024, and 2023 (in thousands):

	2024	2023
Costs of external service providers	$21,974	$22,542
Personnel costs	13,676	10,264
Share-based compensation	5,813	10,812
Other common costs	375	99
Total research and development costs	$41,838	$43,717

External service provider cost by product candidate was as follows (in thousands):

	2024	2023
ANAVEX®2-73	$17,572	$19,540
ANAVEX®3-71	3,748	2,624
All other product candidates	150	6
Other external service provider costs	504	372
Total external service provider costs	$21,974	$22,542

General and administrative expenses were $11.0 million for the fiscal 2024 financial year, as compared to $12.0 million in fiscal 2023. The primary reason for the decrease in general and administrative expenses was a reduction in share-based compensation charges of $1.9 million, as a result of the vesting of previous option awards and the extended timeline of milestone based vesting awards.

We expect to see our research and development expenditures increase from current levels as we advance our clinical programs, including continuation of ANAVEX®3-71 trial in Schizophrenia and subsequent advancements, planned advancement of ANAVEX®2-73 for Parkinson’s disease, planned initiation of an ANAVEX®2-73 for a Fragile X clinical trial, and as we continue to grow our staffing to manage and support these clinical initiatives.

Other income (net)

Net other income for the year ended September 30, 2024 was $9.9 million as compared to $8.3 million for fiscal 2023. The primary reason for the increase in other income was due to a one-time financing charge of $0.9 million recognized in the comparable year associated with entering into the 2023 Purchase Agreement (as described below), as well as an increase in interest income in fiscal 2024 earned on cash and cash equivalents, due to an increase in market wide interest rates year over year.

During fiscal 2024, we recorded $2.3 million in research and development incentive income, consisting of the Australian research and development incentive credit administered through the ATO, in connection with fiscal 2024 eligible expenditures. In comparison, research and development incentive income for fiscal 2023 was $2.7 million in connection with fiscal 2023 eligible expenditures. This income is driven by the clinical trial expenditures incurred in Australia, and the decrease is a result of the completion of the EXCELLENCE trial in Rett Syndrome and the Phase 2b/3 clinical trial in Alzheimer’s disease, as well as related open label extension trials, which were completed during fiscal 2024. We expect to continue to receive support from the Australian government for future clinical trials which we plan to conduct, in part, within Australia.

Net loss

Net loss for fiscal 2024 was $43.0 million, or $0.52 per share, compared to a net loss of approximately $47.5 million, or $0.60 per share for fiscal 2023.

Liquidity and Capital Resources

Working Capital (in thousands)

	2024	2023
Current Assets	$135,567	$154,386
Current Liabilities	15,304	12,534
Working Capital	$120,263	$141,852

At September 30, 2024, we had $132.2 million in cash and cash equivalents, a decrease from $151.0 million at September 30, 2023.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

Following is a summary of sources of cash flows for the years ended September 30, 2024 and 2023 (in thousands)

	2024	2023
Cash flows used in operating activities	$(30,812)	$(27,785)
Cash flows provided by financing activities	11,975	29,651
(Decrease) increase in cash	$(18,837)	$1,866

Cash flow used in operating activities

There was an increase in cash used in operating activities of $3.0 million during fiscal 2024. The principal reason for this is an increase in net cash expenses, after taking into account non-cash share-based compensation, over the comparable period of approximately $3.3 million.

Cash flow provided by financing activities

Cash provided by financing activities in fiscal 2024 was $12.0 million, comprised of $11.3 attributable to cash received from the issuance of common shares at various market prices under the 2023 Purchase Agreement (as defined below) and $0.7 million received pursuant to the exercise of stock options.

Cash provided by financing activities in fiscal 2023 was $29.7 million, comprised of $27.9 million attributable to cash received from the issuance of common shares under the 2023 Purchase Agreement and $1.8 million received pursuant to the exercise of stock options.

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

During the year ended September 30, 2024, the Company issued to Lincoln Park an aggregate of 2,455,646 shares of Common Stock under the 2023 Purchase Agreement, including 2,450,000 shares of Common Stock for an aggregate purchase price of $11.3 million and 5,646 commitment shares. During the year ended September 30, 2023, the Company issued to Lincoln Park an aggregate of 3,288,943 shares of Common Stock under the 2023 Purchase Agreement, including 3,275,000 shares of Common Stock for an aggregate purchase price of $27.9 million and 13,943 commitment shares as well as the 75,000 initial commitment shares.

On September 30, 2024, an amount of $110.8 million remained available under the 2023 Purchase Agreement.

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

No shares were sold during the years ended September 30, 2024 and 2023 under the 2020 Sales Agreement. The Company terminated the 2020 Sales Agreement on July 24, 2024.

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

There are accounting policies that we believe are significant to the presentation of our financial statements. The most significant of these accounting policies relates to the accounting for our research and development expenses and share-based compensation expense.

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including preclinical studies, clinical trials, manufacturing costs, employee salaries and benefits and share-based compensation expense, contract services including external research and development expenses incurred under arrangements with third parties such as contract research organizations (“CROs”), facilities costs, overhead costs and other related expenses. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved. Manufacturing costs are expensed as incurred in accordance with Accounting Standard Codification (“ASC”) 730, Research and Development, as these materials have no alternative future use outside of their intended use.

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

Share-based Compensation

We account for all share-based payments and awards under the fair value-based method.

The fair value of all share purchase options and warrants are expensed over their contractual vesting period, or over the expected performance period for only the portion of awards expected to vest, in the case of milestone-based vesting, with a corresponding increase to additional paid-in capital.

Compensation costs for share-based payments with graded vesting are recognized on a straight-line basis. Share-based compensation expense is adjusted for actual forfeitures of unvested awards as they occur.

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

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Anavex Life Sciences Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. (a Nevada corporation) and subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York

December 23, 2024

Anavex Life Sciences Corp.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,
	2024	2023

Assets
Current
Cash and cash equivalents	$132,187	$151,024
Incentive and tax receivables	2,449	2,709
Prepaid expenses and other current assets	931	653
Total Assets	$135,567	$154,386

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$9,627	$4,322
Accrued liabilities - Note 3	4,835	7,295
Deferred grant income - Note 4	842	917
Total Liabilities	$15,304	$12,534

Commitments and Contingencies - Note 6	—	—

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	—	—
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
84,795,517 common shares (2023 - 82,066,511)	85	82
Additional paid-in capital	456,249	434,839
Accumulated deficit	(336,071)	(293,069)
Total Stockholders’ Equity	$120,263	$141,852
Total Liabilities and Stockholders’ Equity	$135,567	$154,386

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended September 30,
	2024	2023
Operating expenses
General and administrative	$11,039	$12,039
Research and development	41,838	43,717

Total operating expenses	52,877	55,756
Operating loss	(52,877)	(55,756)

Other income (expense)
Grant income	75	25
Research and development incentive income	2,291	2,718
Interest income, net	7,320	6,519
Other financing expense	—	(964)
Foreign exchange gain (loss)	189	(40)

Total other income, net	9,875	8,258
Net loss before provision for income taxes	(43,002)	(47,498)

Income tax expense, current	—	(7)

Net loss and comprehensive loss	$(43,002)	$(47,505)

Net Loss per share
Basic and diluted	$(0.52)	$(0.60)

Weighted average number of shares outstanding
Basic and diluted	83,468,049	79,787,596

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Years ended September 30,
	2024	2023

Cash Flows used in Operating Activities
Net loss	$(43,002)	$(47,505)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash financing related charges	—	845
Share-based compensation	9,438	16,370
Changes in working capital balances related to operations:
Incentive and tax receivables	260	484
Prepaid expenses and deposits	(278)	(299)
Accounts payable	5,305	497
Accrued liabilities	(2,460)	1,350
Deferred grant income	(75)	473
Net cash used in operating activities	(30,812)	(27,785)

Cash Flows provided by Financing Activities
Issuance of common shares	11,284	27,875
Proceeds from exercise of stock options	691	1,776
Net cash provided by financing activities	11,975	29,651

(Decrease) Increase in cash and cash equivalents during the year	(18,837)	1,866
Cash and cash equivalents, beginning of year	151,024	149,158
Cash and cash equivalents, end of year	$132,187	$151,024

Supplemental Cash Flow Information
Cash paid for state and local franchise taxes	$300	$136

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2022	77,942,815	$78	$387,977	$(245,564)	$142,491

Shares issued under 2023 Purchase Agreement
Initial Commitment shares	75,000	—	845	—	845
Purchase shares	3,275,000	3	27,872	—	27,875
Commitment shares	13,943	—	—	—	—
Shares issued pursuant to exercise of stock options	759,753	1	1,775	—	1,776
Share based compensation	—	—	16,370	—	16,370
Net loss	—	—	—	(47,505)	(47,505)
Balance, September 30, 2023	82,066,511	82	434,839	(293,069)	141,852

Shares issued under 2023 Purchase Agreement
Purchase shares	2,450,000	3	11,281	—	11,284
Commitment shares	5,646	—	—	—	—
Shares issued pursuant to exercise of stock options	273,360	—	691	—	691
Share based compensation	—	—	9,438	—	9,438
Net loss	—	—	—	(43,002)	(43,002)
Balance, September 30, 2024	84,795,517	$85	$456,249	$(336,071)	$120,263

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 7

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

The Company’s focus is on developing innovative treatments for Alzheimer’s disease, Parkinson’s disease, schizophrenia, neurodevelopmental, neurodegenerative, and rare diseases, including Rett syndrome, and other central nervous system (CNS) disorders.

Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-K and have been prepared under the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity

All of the Company’s potential drug compounds are in the clinical development stage and the Company cannot be certain that its research and development efforts will be successful or, if successful, that its potential drug compounds will ever be approved for sales to pharmaceutical companies or generate commercial revenues. To date, we have not generated any revenue from our operations. The Company expects the business to continue to experience negative cash flows from operations for the foreseeable future and cannot predict when, if ever, our business might become profitable.

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

Note 2 Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, incentive and tax receivables, valuation and recoverability of deferred tax assets, stock based compensation, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 8

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

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. At September 30, 2024 and 2023, substantially all of the Company’s cash balances were in excess of these federally insured limits. The Company mitigates this risk by maintaining the majority of its cash balances in a large well-known financial institution. The Company has not experienced any losses in such accounts.

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including preclinical studies, clinical trials, manufacturing costs, employee salaries and benefits and share-based compensation expense, contract services including external research and development expenses incurred under arrangements with third parties such as contract research organizations (“CROs”), facilities costs, overhead costs and other related expenses. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved. Manufacturing costs are expensed as incurred in accordance with Accounting Standard Codification (“ASC”) 730, Research and Development, as these materials have no alternative future use outside of their intended use.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 9

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

September 30, 2024 – Page 10

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

As of September 30, 2024, diluted loss per share excludes 15,047,754 potentially dilutive common shares (2023 – 14,271,780) related to outstanding options and warrants, as their effect was anti-dilutive.

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

Grant Income

Grant income is recognized at the fair value of the grant when it is received, and all substantive conditions have been satisfied. Grants received from government and other agencies in advance of the specific research and development costs to which they relate are deferred and recognized in the consolidated statements of operations and comprehensive loss in the period they are earned, typically when the related research and development costs are incurred.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 11

The Company follows the provisions of ASC 740 regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, and its recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As additional information is obtained, there may be a need to periodically adjust the recognized tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations and comprehensive loss.

The Company recognizes interest and penalties related to current income tax expense on the interest income, net line, in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties, if any, are included in accrued liabilities on the consolidated balance sheets.

Share-based Compensation

The Company accounts for all share-based payments and awards under the fair value method.

The fair value of all share-based payments are expensed over their contractual vesting period, or over the expected performance period for only the portion of awards expected to vest, in the case of milestone-based vesting, with a corresponding increase to additional paid-in capital.

Compensation costs for share-based payments with graded vesting are recognized on a straight-line basis. Stock based compensation expense is adjusted for actual forfeitures of unvested awards as they occur.

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

The Company uses the Black-Scholes option valuation model to calculate the fair value of share-based awards at the date of the grant. This model requires the input of subjective assumptions, including the expected price volatility and expected life of each award. The Company uses the U.S. Treasury daily treasury yield curve rates for the expected term of the option as the risk-free rate. The expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide sufficient basis for estimating the expected term. Expected volatility is based on the average of the daily share price changes over the expected term. The Company does not estimate forfeitures and elects to record actual forfeitures as they occur. The Company has not paid any dividends on its common stock historically, therefore no assumption of dividend payments is made in the model. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore, are subject to management’s judgment. Changes in these assumptions can materially affect the fair value estimates.

The purchase price of share-based compensation awards may be paid in cash or, if approved by the Company’s compensation committee (or in the case of warrants by the Board of Directors) in advance, “net settled” in shares of the Company’s common stock. In a net settlement of an share-based award, the Company does not receive payment of the exercise price from the holder but reduces the number of shares of common stock issued upon the exercise of the award by the smallest number of whole shares that have an aggregate fair market value equal to or over the aggregate exercise price for the option shares covered by the instrument exercised. Shares issued pursuant to the exercise of options and warrants are issued from the Company’s treasury.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 12

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

At September 30, 2024 and 2023, the Company did not have any Level 2 or Level 3 assets or liabilities.

Recently Adopted Accounting Pronouncements

On October 1, 2022, the Company adopted Accounting Standards Update (ASU) 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The disclosure of the Company’s research and development tax incentive income and receivable is detailed in Note 4.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending September 30, 2025 and our interim periods within the fiscal year ending September 30, 2026. The Company is currently assessing the impact of this guidance on its disclosures.

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

Note 3 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 13

	September 30,
	2024	2023
Accrued investigator payments	$860	$2,006
Accrued compensation and benefits	1,527	1,360
Fixed contract accruals	—	38
Milestone-based contract accruals	557	1,267
All other accrued liabilities	1,891	2,624
Total accrued liabilities	$4,835	$7,295

Note 4 Other Income

Grant income

As of September 30, 2024, the Company had received a $1.0 million research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 (blarcamesine) related to Parkinson’s disease. Of the total, $0.5 million was received during the year ended September 30, 2023 and $0.5 million was received during the year ended September 30, 2021.

The grant income has been deferred when received and is being amortized to other income as the related research and development expenditures are incurred. During the year ended September 30, 2024, the Company recognized $75,000 (2023: $25,000) of this grant on its statements of operations within grant income. At September 30, 2024 an amount of $0.8 million (2023: $0.9 million) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statements of operations as the related expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

During the year ended September 30, 2024, the Company recorded research and development incentive income of $2.3 million (AUD 3.5 million) (2023: $2.7 million (AUD 4.1 million)) in respect of the Australia R&D credit for eligible research and development expenses incurred during the year. This amount is included within Other income (expense) on the consolidated statements of operations and comprehensive loss.

At September 30, 2024, Incentive and tax receivables includes $2.3 million (AUD 3.3 million) (2023: $2.5 million (AUD 3.9 million)) relating to Australia R&D credits earned during the year that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 14

Although the Company believes that it has complied with all the relevant conditions of eligibility under the program for all periods claimed, the ATO has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur, the ATO may have different interpretations of certain eligibility requirements. If the ATO disagreed with the Company’s assessments and any related subsequent appeals, it could require adjustment to and repayment of current or previous years’ claims already received. Additionally, if the Company was unable to demonstrate a reasonably arguable position taken on such claims, the ATO could also assess penalties and interest on any such adjustments.

Currently, the Company’s tax incentive claims from 2020 to 2024 are open to potential review by the ATO. Additionally, the period open for review is indefinite if the ATO suspects fraud. The Company has not provided any allowance for any such potential adjustments, should they occur in the future.

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

During the year ended September 30, 2024, the Company issued to Lincoln Park an aggregate of 2,455,646 shares of common stock under the 2023 Purchase Agreement, including 2,450,000 shares of common stock for an aggregate purchase price of $11,283,200 and 5,646 commitment shares. During the year ended September 30, 2023, the Company issued to Lincoln Park an aggregate of 3,288,943 shares of common stock under the 2023 Purchase Agreement, including 3,275,000 shares of common stock for aggregate proceeds of $27.9 million and 13,943 commitment shares.

At September 30, 2024, an amount of $110.8 million remained available under the 2023 Purchase Agreement.

2020 Sales Agreement

The Company entered into a Controlled Equity Offering Sales Agreement on July 6, 2018, which was amended and restated on May 1, 2020 (the “2020 Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC (together the “Sales Agents”), pursuant to which the Company could offer and sell shares of common stock registered under an effective registration statement from time to time through the Sales Agents (the “Offering”).

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 15

During the years ended September 30, 2024 and 2023, no shares were sold pursuant to the Offering. At September 30, 2023, an amount of $142.4 million was registered pursuant to an effective registration statement.

On July 24, 2024, the Company terminated the 2020 Sales Agreement.

Note 6 Commitments and Contingencies

Lease

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

The operating lease costs were as follows (in thousands):

	Years ended September 30,
	2024	2023
Operating lease costs	$125	$118

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

The Company made matching contributions under the 401(k) plan as follows (in thousands):

	Years ended September 30,
	2024	2023
Contributions to 401(k) plan	$279	$232

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

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York and it named the Company and an officer of the Company as Defendants. The complaint was amended on July 12, 2024. The complaint alleges violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome. The complaint seeks unspecified damages, as well as costs, including counsel and expert witness fees, on behalf of a class of investors. The Company believes the lawsuit is without merit and the Company denies any liability or wrongdoing and has filed motions to dismiss the complaints, which is awaiting a decision by the Court. No amount has been recorded in these consolidated financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 16

On May 8, 2024, a similar complaint was filed in the same court by Kenneth Downing, a purported shareholder of the Company, against the same defendants. The Company believed that this lawsuit was also without merit and filed a motion to dismiss the complaint. Plaintiff Downing voluntarily dismissed this complaint subsequent to the filing of the motion to dismiss.

On or about May 13, 2024, a derivative lawsuit was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the U.S. District Court for the District of Nevada by another purported shareholder. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a)of the Securities Exchange Act regarding the same or similar allegations at issue in the purported class action lawsuit related to disclosures and statements made about certain clinical trials related to Rett Syndrome. The Company believes this lawsuit is without merit and the Company denies any liability or wrongdoing. The parties are currently due to file a proposed schedule for the anticipated motion to dismiss by the Company and the officer of the Company (the other named defendants have not been served with the complaint) on or before January 15, 2025. No amount has been recorded in these consolidated financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

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

Share Purchase Warrants

A summary of the status of the Company’s outstanding share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance, September 30, 2023	160,000	3.72
Expired	(150,000)	3.17
Balance, September 30, 2024	10,000	12.00

At September 30, 2024, the Company had 10,000 share purchase warrants outstanding exercisable at $12.00 per share until April 21, 2026.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 17

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

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. At September 30, 2024, 5,267,500 options had been issued under the 2022 Plan and 5,462,202 options were available for issue under the 2022 Plan.

The following summarizes information about stock option activity during the years ended September 30, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, October 1, 2022	13,169,616	6.61	4.96	62,267,309
Granted	1,959,000	9.30	6.60	—
Exercised	(759,753)	2.34	0.95	4,629,026
Forfeited	(257,083)	12.00	6.74	—
Outstanding, September 30, 2023	14,111,780	7.12	5.27	22,290,069
Granted	1,860,500	5.47	3.95	—
Exercised	(273,360)	2.53	1.11	601,407
Forfeited	(661,166)	11.67	5.00	—
Outstanding, September 30, 2024	15,037,754	6.80		15,825,791
Exercisable, September 30, 2024	9,910,590	5.52		15,176,855

The following summarizes information about stock options at September 30, 2024 by a range of exercise prices:

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 18

			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercises prices		outstanding	contractual life	exercise	vested	exercise
From	To	options	(in years)	price	options	price
$0.92	$3.00	3,015,700	3.79	$2.39	3,015,700	$2.39
$3.01	$5.00	2,267,500	4.01	$3.42	2,056,250	$3.31
$5.01	$9.00	6,640,554	6.07	$6.58	3,473,639	$6.21
$9.01	$13.00	1,649,000	7.33	$10.26	760,000	$10.50
$13.01	$25.00	1,465,000	6.45	$18.18	605,001	$18.47
		15,037,754	5.48	$6.80	9,910,590	$5.52

The weighted average per share fair value of options vested at September 30, 2024 was $4.34 (2023: $3.94). At September 30, 2024, the weighted average contractual life of options outstanding was 5.48 years (2023: 6.0 years) and for options exercisable was 4.03 years (2023: 4.75 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2024.

The Company recognized share-based compensation expense of $9.4 million during the year ended September 30, 2024 (2023: $16.4 million) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s consolidated statements of operations as follows (in thousands):

	Years ended September 30,
	2024	2023
General and administrative	$3,625	$5,558
Research and development	5,813	10,812
Total share-based compensation	$9,438	$16,370

An amount of approximately $8.4 million in share-based compensation is expected to be recorded over the remaining term of such options and warrants through fiscal 2027.

The fair value of each option and warrant award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2024	2023
Risk-free interest rate	4.28%	3.70%
Expected life of options (years)	5.78	5.64
Annualized volatility	84.81%	85.13%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the years ended September 30, 2024 and 2023 was determined with reference to the quoted market price of the Company’s shares on the grant date.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 19

Note 7 Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below (in thousands):

	2024	2023
United States	$(39,195)	$(41,198)
Foreign	(3,807)	(6,300)
Total	$(43,002)	$(47,498)

The components of net deferred income tax assets as of September 30, 2024 and 2023 are as follows (in thousands):

	2024	2023
Net operating loss carryforwards	$48,134	$46,462
Research and development tax credit carryforwards	4,203	2,713
Share-based compensation	21,091	18,593
Research and development capitalization	15,104	7,219
Unpaid charges	3,197	1,559
Intangible asset costs	758	593
Foreign exchange and other	(254)	49
Valuation allowance of deferred tax assets	(92,233)	(77,188)
Net deferred tax assets	$—	$—

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended September 30, 2024 and 2023 is as follows (in thousands):

	2024	2023
Income tax benefit at statutory federal rate	$(9,030)	$(9,975)
Foreign income taxed at other rates	(61)	—
Permanent differences relating to share-based compensation	(10)	(601)
Permanent differences relating to GILTI inclusion	—	165
Other permanent differences	(276)	273
Research and development credits, net	(860)	(37)
State and local taxes	(3,821)	(4,122)
Adjustment to true up to prior years’ tax provision	(1,128)	206
Change in valuation allowances	15,186	14,098
Income tax expense	$—	$7

As of September 30, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $128.5 million (2023: $126.3 million) of which $37.7 million will begin to expire in 2025 and $90.8 million can be carried forward indefinitely, state and local net operating loss carryforwards of approximately $ 16.9 million (2023: $16.6 million) which will begin to expire in 2036, and Research and Development tax credits of approximately $4.3 million (2023: $2.7 million) which will begin to expire in 2029. The calculation of the Research and Development tax credits, by their nature, involve estimates and subjectivity. If examined by the U.S. federal and state tax authorities, it is possible that some portion of these credit carryforwards would be disputed by the tax authorities.

The Company had approximately $16.6 million (approximately AU$23.9 million) (2023: $12.9 million (approximately AU$20.1 million)) of net operating loss carryforwards in Australia, which have an indefinite life, available to offset future taxable income in those jurisdictions.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2024 – Page 20

The Company evaluates its valuation allowance requirements based on available evidence. When circumstances change, and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a valuation allowance has been established at September 30, 2024 and 2023.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 has resulted in a gross deferred tax assets at September 30, 2024 of $15.1 million (2023: $7.2 million).

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

The Company conducted a Section 382 study during the year ended September 30, 2021 and determined that, during the year ended September 30, 2015, there was a change in ownership which resulted in $25.8 million of federal NOLs being subject to an annual limitation. During the year ended September 30, 2021, the Company reduced its federal NOLs by $12.1 million and its Research and Development tax credit carryforwards by $0.8 million, which are the amount of tax assets that will expire unutilized pursuant to the Section 382 study. This resulted in a reduction of $2.5 million of NOLs and $0.8 million of research and development credits and a corresponding reduction in the valuation allowance of $3.3 million, which was recorded in the 2021 fiscal year. Subsequent ownership changes in future years could trigger additional limitations of the Company’s NOLs. During the year ended September 30, 2024 and 2023 the Company determined that there were no changes in ownership pursuant to Section 382.

As of September 30, 2024, the Company did not provide any foreign withholding taxes related to its foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested to fund ongoing operations of the foreign subsidiaries. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

None of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K) during the three-month period ended September 30, 2024.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Secretary	59	July 5, 2013
Jiong Ma, PhD	Director, Chair	60	May 25, 2021
Athanasios Skarpelos	Director	58	January 9, 2013
Claus van der Velden, PhD	Director	52	March 2, 2018
Steffen Thomas, PhD	Director	59	June 15, 2015
Peter Donhauser, D.O.	Director	59	February 8, 2017
Sandra Boenisch, CPA, CGA	Principal Financial Officer, Treasurer	43	October 1, 2015

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

Christopher Missling, PhD. Christopher Missling has over twenty years of healthcare industry experience in big pharmaceutical, biotech and investment banking. Most recently, from March 2007 until his appointment by our Company, Dr. Missling served as the head of healthcare investment banking at Brimberg & Co. in New York, New York. In addition, Dr. Missling served as the Chief Financial Officer of Curis, Inc. (NASDAQ: CRIS) and ImmunoGen, Inc. (NASDAQ: IMGN). Dr. Missling earned his MS and PhD from the University of Munich and an MBA from Northwestern University Kellogg School of Management and WHU Otto Beisheim School of Management.

Jiong Ma, PhD. Jiong Ma has over 25 years of experience in investing, building, and scaling of companies with a focus on innovative product launches in digital health, technology and the new energy transition. Dr. Ma is a General Partner of Phoenix Venture Partners. She serves as Lead Independent Board Director of SES AI Corporation (NYSE: SES), Chairs the Compensation Committee, and as a member of Audit, Nominating, and Strategic Investment Committee. Dr. Ma served as senior partner and a member of the investment committee at Braemar Energy Ventures (“Braemar”). While at Braemar, Dr. Ma led investments in more than 15 companies involved in either resource efficiency, e-mobility, industrial digitalization, renewable energy, or deep tech, and has achieved multiple successful exits through M&A and IPO. Dr. Ma has significant knowledge and expertise in the technology industry, including information security. Prior to Braemar Energy Ventures, she was with the Venture Capital Group at 3i Group, a global private equity firm, where she led investments across multiple stages in Digital Health, TMT and Cleantech. Preceding the Venture Capital Group at 3i, Dr. Ma held several senior positions at Lucent Technologies and Bell Labs. Her responsibilities included lead roles in product portfolio strategy, new product launches for Optical and Data Networking, and research and product development. Dr. Ma was also a founding team member of Onetta Inc., a fiber networks company. She has a PhD in Electrical and Computer Engineering from the University Colorado Boulder and an MS in Electrical Engineering from Worcester Polytechnic Institute. Dr. Ma is a Kauffman Fellow.

Claus van der Velden, PhD. Claus van der Velden, PhD brings significant expertise in management, accounting, internal controls, information security and risk management. Since May 2021, he has served as Managing Director (Chief Financial Officer) of NetCologne GmbH, a regional telecommunication provider in Germany. From July 2011 to May 2021, he served as corporate head of Management Accounting, Internal Audit and Risk Management at Stroeer SE & Co KGaA, a publicly listed German digital media company. As the prior head of internal audit at Stroeer SE & Co KGaA, Dr. van der Velden has experience in the area of information security risk assessment, and the internal control tools, processes, and policies needed to counter information security threats. Previously, Dr. van der Velden served as the Director of Corporate Business Controlling for the Nutrition & Health business unit at Cognis, a worldwide supplier of global nutritional ingredients and specialty chemicals. In this position, he was also a compliance representative and a member of the global leadership team. After the acquisition of Cognis by BASF, he was responsible for the management accounting processes of the BASF Nutrition & Health division, developing and producing mostly natural-source ingredients for the food and healthcare industries. Dr. van der Velden started his career as a strategy consultant at an international marketing and strategy consultancy firm. He studied in Kiel and Stockholm and received a degree in economics from the University of Kiel and later obtained his doctorate in business management from the WHU-Otto Beisheim School of Management where he also previously taught economics.

Athanasios Skarpelos. Athanasios (Tom) Skarpelos is a self-employed investor with over 20 years of experience working with private and public companies with a focus on biotechnology companies involved in drug discovery and drug development projects. His experience has led to relationships with researchers at academic institutes in Europe and North America. Mr. Skarpelos is a founder of Anavex.

Steffen Thomas, PhD. Steffen Thomas has over 15 years of experience as a European patent attorney and is currently practicing at Epping Hermann Fischer, a major intellectual property law firm in Europe. Previously, he worked for Japan-based Takeda Pharmaceutical Company, the largest pharmaceutical company in Asia and a top firm worldwide, as an in-house patent attorney. Prior to that, he worked for Nycomed Pharma, acquired by Takeda in 2011 for approximately USD $10 billion. Dr. Thomas’ legal practice covers drafting of patent applications, prosecuting patent applications before national and international patent offices, defending and challenging patents in opposition, appeal, and nullity proceedings, enforcing patents before the infringement courts, and preparing opinions on patentability and infringement in the technical field of chemistry. Dr. Thomas has particular expertise in small molecule pharmaceuticals. He holds MS and PhD degrees in Chemistry from the University of Munich.

Peter Donhauser, D.O. Peter Donhauser had more than 20 years of expertise in clinical research prior to practicing osteopathic medicine with an integrated medical approach in private practice beginning in 2000. He worked at the University Hospital of Munich in the fields of geriatrics and neuromusculoskeletal diseases. During this time, he was a clinical trial investigator in multiple Phase 3 studies, including studies sponsored by Merck Sharp & Dohme, Merck, Boehringer Mannheim, Roche, Servier and Sanofi. He received his human medicine degree at the University of Munich and Doctor of Osteopathic Medicine (D.O.) from the German-American Academy for Osteopathy, or DAAO, a member of the European Register for Osteopathic Physicians, or EROP, at the Philadelphia College of Osteopathic Medicine.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent (10%) of our outstanding common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with all copies of Section 16(a) forms they file.

Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who own more than 10% of our common stock were complied with in fiscal year 2024, except for the following late filings:

•	Form 4 filed January 12, 2024 for Sandra Boenisch;

•	Form 4 filed January 12, 2024 for Christopher Missling;

•	Form 4 filed February 23, 2024 for Athanasios Skarpelos;

•	Form 4 filed February 23, 2024 for Jiong Ma;

•	Form 4 filed February 23, 2024 for Steffen Thomas;

•	Form 4 filed February 23, 2024 for Peter Donhauser; and

•	Form 4 filed February 23, 2024 for Claus van der Velden.

Business Code of Conduct & Ethics

Our Board adopted a code of business ethics and conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees. The Code of Ethics is available in print to any stockholder that requests a copy. Copies may be obtained by contacting Investor Relations at our corporate headquarters. Our Code of Ethics is also available on our website at www.anavex.com/corporate-governance. We intend to make any disclosures regarding amendments to, or waivers from, the Code of Business Conduct required under Form 8-K by posting such information on our website.

Insider Trading Policy

We have an Insider Trading Policy that provides guidelines with respect to transactions in our securities by insiders and the handling of our confidential information and the confidential information of the companies with which we engage in transactions or do business. The policy promotes compliance with U.S. federal, securities laws that prohibit certain persons who are aware of material non-public information relating to us from (1) purchasing, selling, or otherwise engaging in transactions in our securities, or (2) providing material non-public information to other persons who may trade on the basis of that information. In addition, our Insider Trading Policy prohibits our directors, officers, employees and consultants from engaging in short sales, transactions in publicly traded options such as put, calls or other derivative securities, hedging transactions and other inherently speculative transactions with respect to our stock at any time. Our policy further prohibits such persons from engaging in transactions involving any loan, pledge or other transfer of beneficial ownership of the Company’s securities without obtaining advance clearance of the proposed transaction from our Insider Trading Compliance Officer.

Information Regarding Committees of the Board of Directors

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for 2024:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Christopher Missling, PhD
Jiong Ma, PhD	X
Claus van der Velden, PhD	X*	X*	X*
Athanasios Skarpelos
Steffen Thomas, PhD	X	X	X
Peter Donhauser, D.O.		X	X
Meetings in 2024	4	2	1

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

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management. The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Securities and Exchange Commission (the “SEC”). In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the firm’s communications with the Audit Committee concerning independence and has discussed with the independent registered accounting firm its independence from the Company and management. Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements for the Company for the fiscal year ended September 30, 2024 be included in this Annual Report on Form 10-K for the year ended September 30, 2024.

The foregoing report has been furnished by the Audit Committee.

Claus van der Velden (Chairman)

Jiong Ma
Steffen Thomas

Compensation Committee

The Compensation Committee is composed of three directors, each of whom is independent. The Compensation Committee operates under a charter that was adopted by our Board of Directors. The Compensation Committee assists our Board of Directors in discharging its responsibilities relating to the compensation of our directors and executive officers. Its responsibilities include, among other things: reviewing, approving and recommending compensation programs and arrangements applicable to our officers; determining the objectives of our executive officer compensation programs; overseeing the evaluation of our senior executives; administering our incentive compensation plans and equity-based plans, including reviewing and granting equity awards to our executive officers; and reviewing and approving director compensation and benefits. The Compensation Committee can delegate to other members of our Board of Directors, or an officer or officers of the Company, the authority to review and grant share-based compensation for employees who are not executive officers.

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

The Compensation Committee met two times during fiscal 2024 and acted by written consent as required.

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

The NCG Committee met one time during fiscal 2024 and also acted by written consent as required.

ITEM 11. EXECUTIVE COMPENSATION

Our Executive Compensation Program and Philosophy

The intent of the Company’s compensation program for our named executive officers is to attract and retain talent, to create incentives for and to reward excellent performance. We seek to compensate our named executive officers in a manner that is competitive, rewards performance that creates stockholder value, recognizes individual contributions, and encourages long-term value creation.

The Compensation Committee meets at least once per year to review and evaluate the compensation of our named executive officers and each officer’s performance. The Compensation Committee utilizes quantitative and qualitative factors, including the accomplishment of initiatives, attitude, and leadership and applies overall judgment to assess performance, taking into account the financial condition of the Company. In setting compensation, the Compensation Committee considers the outcome of the most recent say-on-pay vote, as well as stockholder feedback throughout the year, when making compensation decisions for our executive officers. In our most recent say-on-pay vote, conducted at our 2024 annual meeting of stockholders, held on June 18, 2024, our stockholders approved the compensation of our named executive officers on an advisory basis, with 83.8% of the votes cast in favor of the compensation of our named executive officers. Ultimately, the Compensation Committee seeks to evaluate, based on the achievement of financial and nonfinancial objectives, the variable compensation, including special awards, of our named executive officers and decide on the base salary and target discretionary bonus for such persons taking into account relevant benchmark data.

The Compensation Committee believes that a significant portion of each named executive officer’s compensation opportunity should be tied to variable compensation and value creation for stockholders. The Compensation Committee believes this mix provides an appropriate balance between the financial security required to attract and retain qualified individuals, and the Compensation Committee’s goal of ensuring that the compensation of our named executive officers rewards performance that benefits stockholders over the long term.

Compensation Consultants

The Compensation Committee makes recommendations to the Board regarding the compensation of our named executive officers, including the structure and design of the compensation programs. The Compensation Committee is responsible for retaining and terminating compensation consultants and determining the terms and conditions of their engagement. During fiscal 2024, the Compensation Committee did not engage any compensation consultants.

Annual Discretionary Cash Bonuses

The Company has an annual discretionary cash bonus program. We provide such bonuses to motivate executive officers to perform on behalf of general corporate goals and to perform in their areas of responsibility. The Compensation Committee works with the Chief Executive Officer to evaluate the Company’s financial performance of the prior year, and overall financial condition of the Company to determine if discretionary bonuses are to be paid. In addition, on an annual basis, our Compensation Committee independently evaluates the performance of our Chief Executive Officer in the prior year, as well as the overall financial condition of the Company to determine if a discretionary bonus of up to 20% of base salary shall be paid to the Chief Executive Officer.

Clawback Policy

In November 2023, the Board adopted an executive officer compensation clawback policy that may be applied in the event of a material financial restatement. The clawback policy covers all of the named executive officers and includes all incentive-based compensation. Specifically, in the event of an accounting restatement, the Company must recover, reasonably promptly, erroneously awarded compensation in amounts determined pursuant to the policy. Compensation that may be recoverable under the policy includes cash or equity-based compensation for which the grant, payment or vesting (or any portion thereof) is or was predicated upon the achievement of specified financial results that are impacted by the material financial restatement, and the amount of compensation that may be impacted by the clawback policy is the difference between the amount paid or granted, and the amount that should have been paid or granted, if calculated on the updated financials. Recovery under the policy with respect to an executive officer will not require the finding of any misconduct by such executive officer or such executive officer being found responsible for the accounting error leading to an accounting restatement. Our equity awards provide that the Company may annul an award if the grantee incurs a separation from service for “cause” (as defined in the agreements). In such case, all awards and any amounts or benefits received or outstanding shall be subject to cancellation, recoupment, rescission, payback and other action in accordance with the terms of the clawback policy or any applicable law. In addition, in the event of a restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirement under the law, whether such noncompliance is the result of misconduct or other circumstances, an employee shall be required to reimburse the Company for any amounts earned or payable with respect to an award granted under the Company’s equity plan to the extent required by law and the Company’s clawback policy.

Stock Ownership Guidelines

We do not have any stock ownership guidelines, ownership goals or holding requirements. If and as we succeed in achieving approval for and commercializing our product candidates, we expect that we will adapt the elements of our compensation program as appropriate and may include or substitute other elements in our compensation program. Changes in the elements of our compensation program may also reflect changes in the importance of tax or accounting treatments of a particular element of our compensation program.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

Summary Compensation

The particulars of compensation paid to our named executive officers for the last three completed fiscal years:

					All other
				Option	Compen-
Name and Principal		Salary	Bonus	Awards	sation	Total
Position	Year	($)	($)	($)	($)(1)	($)
Christopher Missling, PhD	2024	700,000	140,000	1,927,600	16,100	2,783,700
President, Chief Executive Officer, and Director	2023	700,000	124,753	3,066,200	3,500	3,894,453
	2022	586,400	110,000	6,045,043	12,200	6,753,643
Sandra Boenisch(2)	2024	201,468	—	192,700	8,059	402,227
Principal Financial Officer and	2023	186,883	—	306,700	7,475	501,058
Treasurer	2022	174,900	—	277,603	—	452,503

(1)	Comprised of employer matching of defined contribution savings plans.

(2)	Compensation to Ms. Boenisch denominated in Canadian Dollars and has been translated to US dollars at an exchange rate of 0.73733 during the year ended September 30, 2024 (2023: 0.7416; 2022: 0.7831).

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

Sandra Boenisch

We and Ms. Boenisch entered into an amended and restated employment agreement dated October 4, 2017, as amended and extended, whereby we currently pay Ms. Boenisch an annual base salary of $279,840 Canadian dollars. Ms. Boenisch is eligible for discretionary salary increases.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2024.

Option Awards
			Equity
			Incentive
			Plan Awards:
			Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised	Option
	Exercisable	Unexercisable	Unearned	Exercise	Option
	Options	Options	Options	Price	Expiration
Name	(#)	(#)	(#)	($)	Date
Christopher	500,000	—	—	0.92	April 2, 2025
Missling	187,500	—	—	5.04	Sept 18, 2025
	379,625	—	—	6.26	July 5, 2026
	861,429	—	—	7.06	July 18, 2026
	500,000	—	—	3.28	Sept 22, 2026
	450,000	—	—	5.92	May 12, 2027
	400,000	—	—	3.30	Dec 13, 2027
	450,000	—	—	2.30	May 15, 2028
	409,500	—	—	2.58	Oct. 1, 2028
	750,000	—	—	3.15	May 3, 2029
	550,000	—	—	2.96	January 6, 2030
	550,000	—	—	5.49	December 30, 2030
	—	500,000	—	18.11	August 2, 2031
	—	500,000	—	7.54	June 14, 2032
	125,000	375,000	—	10.09	June 27, 2032
	—	500,000	—	8.57	March 31, 2033
		500,000	—	5.36	February 20, 2034
Sandra Boenisch	30,000	—	—	3.30	Dec 13, 2027
	30,000	—	—	2.30	May 15, 2028
	27,300	—	—	2.58	Oct. 1, 2028
	35,000	—	—	2.93	June 4, 2029
	70,000	—	—	2.96	January 6, 2030
	50,000	—	—	5.49	December 30, 2030
	—	40,000	—	18.11	August 2, 2031
	10,000	30,000	—	10.09	June 27, 2032
	—	50,000	—	8.57	March 31, 2033
	—	50,000	—	5.36	February 20, 2034

On February 20, 2024, our Compensation Committee granted options to our Chief Executive Officer and Principal Financial Officer, which vest in four equal tranches based on four performance milestones including accomplishing (i) Regulatory submission of AD-004 for Alzheimer’s disease (US or EU), (ii) Publication of a Fragile X preclinical study (iii) Initiation of new clinical study not yet announced and (iv) Readout of ANAVEX3-71 Phase 2 clinical trial in Schizophrenia.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiong Ma	41,000	—	202,200	—	—	—	243,200
Claus van der Velden	41,000	—	202,200	—	—	—	243,200
Athanasios Skarpelos	25,000	—	202,200	—	—	—	227,200
Steffen Thomas	25,000	—	202,200	—	—	—	227,200
Peter Donhauser	25,000	—	202,200	—	—	—	227,200

(1) Includes stock option awards valued based on the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. The amounts shown in the table above do not necessarily reflect the actual value that may be realized by the non-employee director upon vesting. On September 30, 2024, the aggregate number of outstanding vested and unvested stock option awards held by each director was as follows: Dr. Ma possessed options to purchase 210,000 shares, Dr. van der Velden possessed options to purchase 355,500 shares, Mr. Skarpelos possessed options to purchase 405,500 shares, Dr. Thomas possessed options to purchase 455,500 shares and Dr. Donhauser possessed options to purchase 355,500 shares.

We currently compensate non-employee directors $25,000 per year, paid quarterly. We compensate Dr. Ma an additional $4,000 per quarter for acting as Chair. We compensate Claus van der Velden an additional $4,000 per quarter for performing the functions of Chairman of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

We regularly grant members of the Board of Directors awards of options. Each Board member is granted options initially when they join the Board of Directors, which typically vest over a three-year period. Additionally, we grant awards on an annual basis. Annual awards of options typically vest in full on the first anniversary of grant date. In 2024, the annual grant was 50,000 options to each director.

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

If Dr. Missling was terminated by the Company without cause on September 30, 2024, he would have been entitled to a severance payment of $2.5 million. If Dr. Missling terminated his employment for Good Reason on September 30, 2024, he would have been entitled to a severance payment of $2.3 million.

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

If Ms. Boenisch was terminated by the Company without cause on September 30, 2024, she would have been entitled to continued salary payments equal to $0.1 million in total.

The following table presents accelerated vesting for certain equity awards outstanding at the time of the executive’s termination for each Named Executive Officer, if employment were terminated by either the Company without cause or by Dr. Missling for good reason on September 30, 2024:

	Vesting Upon Termination
Named Executive Officer	Unvested Stock Options (#)		Stock Option Awards Estimated Benefit ($)(1)
Dr. Christopher Missling	2,375,000		160,000
Sandra Boenisch	—	(2)	—

(1) Estimated benefit based on the closing stock price of $5.68 at September 30, 2024.

(2) Ms. Boenisch’s unvested stock options at September 30, 2024 all contained performance based vesting conditions, therefore such options would not automatically vest upon Termination.

Potential Payments Upon Change in Control

If the Company is subject to a Change in Control, then the CEO Employment Agreement and the CFO Employment Agreement provide that all previously granted but unvested stock options held by Dr. Missling and Ms. Boenisch shall vest.

The following table presents accelerated vesting for certain equity awards outstanding to the Named Executive Officer, if a change in control had occurred at September 30, 2024:

	Vesting Due to Change in Control
Named Executive Officer	Unvested Stock Options (#)	Stock Option Awards Estimated Benefit ($)(1)
Dr. Christopher Missling	2,375,000	160,000
Sandra Boenisch	170,000	16,000

(1) Estimated benefit based on the closing stock price of $5.68 at September 30, 2024.

For a complete description of these terms and conditions please refer to the CEO Employment Agreement and CFO Employment Agreement (and their amendments) filed as exhibits to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 23, 2024, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)
Directors and Named Executive Officers
Common Stock	Christopher Missling (CEO/Director)	7,363,264	(2)	8.1%
Common Stock	Jiong Ma (Director, Chair)	110,000	(3)	*
Common Stock	Claus van der Velden (Director)	255,500	(4)	*
Common Stock	Athanasios Skarpelos (Director)	1,611,958	(5)	1.9%
Common Stock	Steffen Thomas (Director)	360,500	(6)	*
Common Stock	Peter Donhauser (Director)	260,500	(7)	*
Common Stock	Sandra Boenisch (Principal Financial Officer)	275,262	(8)	*
Common Stock	Directors & Executive Officers as a group (7 persons)	10,236,984		11.1%
5% Holders
Common Stock	The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355	4,360,648	(9)	5.1%
Common Stock	BlackRock, Inc. 55 East 52nd Street New York, NY 10055	6,671,075	(10)	7.9%

*Less than 1%

(1)	Percentage of ownership is based on 84,815,517 of our common stock issued and outstanding as of December 23, 2024. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 500,000 shares of our common stock at $0.92 per share, options to purchase 187,500 shares of our common stock at $5.04 per share, options to purchase 379,625 shares of our common stock at $6.26 per share, options to purchase 861,429 shares of our common stock at $7.06 per share, options to purchase 500,000 shares of our common stock at $3.28 per share, options to purchase 450,000 shares of our common stock at $5.92 per share, options to purchase 400,000 shares of our common stock at $3.30 per share, options to purchase 450,000 shares of our common stock at $2.30 per share, options to purchase 409,500 shares of our common stock at $2.58 per share, options to purchase 750,000 shares of our common stock at $3.15 per share, options to purchase 550,000 shares of our common stock at $2.96 per share, options to purchase 550,000 shares of our common stock at $5.49 per share and options to purchase 125,000 shares of our common stock at $10.09 per share that are vested or are vesting within 60 days. Excludes options to purchase 500,000 shares of our common stock at $18.11 per share, options to purchase 500,000 shares of our common stock at $7.54 per share, options to purchase 375,000 shares of our common stock at $10.09 per share, options to purchase 500,000 shares at $8.57 per share and options to purchase 500,000 shares of common stock at $5.36 per share that do not vest within 60 days.

(3)	Includes options to purchase 35,000 shares of our common stock at $13.01 per share, options to purchase 25,000 shares of our common stock at $18.11 per share, options to purchase 33,333 shares of our common stock at $10.09 per share and options to purchase 16,667 shares of our common stock at $8.57 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,667 shares of our common stock at $10.09 per share, options to purchase 50,000 shares of our common stock at $8.57 per share and options to purchase 50,000 shares of common stock at $5.36 per share that do not vest within 60 days.

(4)	Includes options to purchase 50,000 shares of our common stock at $2.60 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share, options to purchase 33,333 shares of our common stock at $10.09 per share and options to purchase 16,667 shares of common stock at $8.57 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,667 shares of our common stock at $10.09 per share, options to purchase 50,000 shares of our common stock at $8.57 per share and options to purchase 50,000 shares of common stock at $5.36 per share that do not vest within 60 days.

(5)	Includes options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share, options to purchase 33,333 shares of our common stock at $10.09 per share and options to purchase 16,667 shares of common stock at $8.57 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,667 shares of our common stock at $10.09 per share, options to purchase 50,000 shares of our common stock at $8.57 per share and options to purchase 50,000 shares of common stock at $5.36 per share that do not vest within 60 days.

(6)	Includes options to purchase 50,000 shares of our common stock at $1.76 per share, options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share, options to purchase 33,333 shares of our common stock at $10.09 per share and options to purchase 16,667 shares of common stock at $8.57 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,667 shares of our common stock at $10.09 per share, options to purchase 50,000 shares of our common stock at $8.57 per share and options to purchase 50,000 shares of common stock at $5.36 per share that do not vest within 60 days.

(7)	Includes options to purchase 50,000 shares of our common stock at $5.39 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share, options to purchase 33,333 shares of our common stock at $10.09 per share and options to purchase 16,667 shares of common stock at $8.57 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,667 shares of our common stock at $10.09 per share, options to purchase 50,000 shares of our common stock at $8.57 per share and options to purchase 50,000 shares of common stock at $5.36 per share that do not vest within 60 days.

(8)	Includes options to purchase 30,000 shares of our common stock at $3.30 per share, options to purchase 30,000 shares of our common stock at $2.30 per share, options to purchase 27,300 shares of our common stock at $2.58 per share, options to purchase 35,000 shares of our common stock at $2.93 per share, options to purchase 70,000 shares of our common stock at $2.96 per share, options to purchase 50,000 shares of our common stock at $5.49 per share and options to purchase 10,000 shares of common stock at $10.09 per share that have vested or are vesting within 60 days. Excludes options to purchase 40,000 shares of our common stock at $18.11 per share, options to purchase 30,000 shares of our common stock at $10.09 per share, options to purchase 50,000 shares of our common stock at $8.57 per share and options to purchase 50,000 shares of common stock at $5.36 per share that do not vest within 60 days.

(9)	Based on Schedule 13G/A as filed with the SEC and dated on February 13, 2024

(10)	Based on Schedule 13G/A as filed with the SEC and dated on January 25, 2024

Change in Control

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements at September 30, 2024:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	22,050,553	7.02	5,462,202
Equity compensation plans not approved by security holders	—	—	—
Total	22,050,553	7.02	5,462,202

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our Company for professional services rendered by our independent registered public accounting firm, Grant Thornton, LLP for the fiscal years ended September 30, 2024 and 2023:

	2024	2023
Audit Fees	$446,250	$444,098
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$446,250	$444,098

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Commission for the fiscal years ended September 30, 2024 and 2023 in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as amended (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2023)
(4)	Instruments Defining the Rights of Security Holders
4.1	Description of Registrant’s Securities (incorporated by reference to our Annual Report on Form 10-K filed on November 28, 2022)
4.2	Registration Rights Agreement, dated February 3, 2023, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2023)
(10)	Material Contracts
10.1^	2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on December 29, 2015)
10.2^	2019 Omnibus Incentive Plan (incorporated by reference to our Proxy Statement, Annex B, dated February 11, 2019, as filed on February 11, 2019)
10.3^	2022 Omnibus Incentive Plan (incorporated by reference to our Proxy Statement, dated April 11, 2022, Annex A, filed on April 11, 2022)
10.4^	Employment Agreement, dated as of July 5, 2013, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2013)
10.5^	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.6^	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
10.7^	Second Amendment to Employment Agreement, dated as of May 3, 2019 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2019)
10.8^	Third Amendment to Employment Agreement, dated April 7, 2022 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2022)
10.9^	Amended and Restated Employment Agreement by and between the Company and with Sandra Boenisch (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
10.10^	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 4, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 6, 2020)
10.11^	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 28, 2022 (incorporated by reference to our Current Report on Form 8-K filed on March 4, 2022)
10.12	Purchase Agreement dated February 3, 2023 by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2023)

(14)	Code of Ethics
14.1	Code of Ethics Adopted on August 1, 2023 (incorporated by reference to our Annual Report on Form 10-K filed on November 27, 2023)
19.1*	Insider Trading Policy
(21)	Subsidiaries
21.1*	Subsidiaries of the Registrant
(23)	Consent
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1**	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Anavex Life Sciences Corp. Compensation Clawback Policy (incorporated by reference to our Annual Report on Form 10-K filed on November 27, 2023)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: December 23, 2024	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling, PhD		December 23, 2024
Christopher Missling, PhD	Chief Executive Officer (Principal Executive Officer) and Director

/s/ Sandra Boenisch		December 23, 2024
Sandra Boenisch, CPA, CGA	Principal Financial Officer and Treasurer (Principal Accounting Officer)

/s/ Jiong Ma, PhD		December 23, 2024
Jiong Ma, PhD	Director, Chair

/s/ Claus van der Velden, PhD		December 23, 2024
Claus van der Velden, PhD	Director

/s/Athanasios Skarpelos		December 23, 2024
Athanasios Skarpelos	Director

/s/ Steffen Thomas, PhD		December 23, 2024
Steffen Thomas, PhD	Director

/s/ Peter Donhauser, D.O.		December 23, 2024
Peter Donhauser, D.O.	Director