Form 10-Q
period 2024-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2025-02-12
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 85,064,199 shares of Common Stock outstanding as of February 12, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Anavex Life Sciences Corp.
Condensed Consolidated Interim Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2024	2024
	(Unaudited)
Assets
Current
Cash and cash equivalents	$120,775	$132,187
Incentive and tax receivables	2,557	2,449
Prepaid expenses and other current assets	711	931
Total Assets	$124,043	$135,567

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,567	$9,627
Accrued liabilities - Note 3	7,732	4,835
Deferred grant income - Note 4	829	842
Total Liabilities	$13,128	$15,304

Commitments and Contingencies - Note 6	—	—

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	—	—
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
84,985,449 common shares (September 30, 2024 - 84,795,517)	85	85
Additional paid-in capital	459,012	456,249
Accumulated deficit	(348,182)	(336,071)
Total Stockholders’ Equity	$110,915	$120,263
Total Liabilities and Stockholders’ Equity	$124,043	$135,567

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended December 31,
	2024	2023
Operating expenses
General and administrative	$3,146	$2,694
Research and development	10,446	8,684

Total operating expenses	13,592	11,378
Operating loss	(13,592)	(11,378)

Other income (expense)
Grant income	12	—
Research and development incentive income	412	592
Interest income, net	1,394	2,008
Foreign exchange gain (loss)	(337)	156

Total other income, net	1,481	2,756

Net loss and comprehensive loss	$(12,111)	$(8,622)

Net Loss per share
Basic and diluted	$(0.14)	$(0.11)

Weighted average number of shares outstanding
Basic and diluted	84,805,974	82,077,815

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended December 31,
	2024	2023

Cash Flows used in Operating Activities
Net loss	$(12,111)	$(8,622)
Adjustments to reconcile net loss to net cash used in operations:
Share based compensation	2,055	2,286
Changes in working capital balances related to operations:
Incentive and tax receivables	(108)	(840)
Prepaid expenses and deposits	220	(103)
Accounts payable	(5,060)	(30)
Accrued liabilities	2,897	(9)
Deferred grant income	(13)	—
Net cash used in operating activities	(12,120)	(7,318)

Cash Flows provided by Financing Activities
Proceeds from exercise of stock options	708	59
Net cash provided by financing activities	708	59

Decrease in cash and cash equivalents during the period	(11,412)	(7,259)
Cash and cash equivalents, beginning of period	132,187	151,024
Cash and cash equivalents, end of period	$120,775	$143,765

Supplemental Cash Flow Information
Cash paid for state and local franchise taxes	$43	$47

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
For the three months ended December 31, 2024 and 2023
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance, October 1, 2024	84,795,517	$85	$456,249	$(336,071)	$120,263
Shares issued pursuant to exercise of stock options	189,932	—	708	—	708
Share based compensation	—	—	2,055	—	2,055
Net loss	—	—	—	(12,111)	(12,111)
Balance, December 31, 2024	84,985,449	$85	$459,012	$(348,182)	$110,915

Balance, October 1, 2023	82,066,511	$82	$434,839	$(293,069)	$141,852
Shares issued pursuant to exercise of stock options	20,000	—	59	—	59
Share based compensation	—	—	2,286	—	2,286
Net loss	—	—	—	(8,622)	(8,622)
Balance, December 31, 2023	82,086,511	$82	$437,184	$(301,691)	$135,575

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024 – Page 1

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

Note 2 Basis of Presentation

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

These accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2024 was derived from the audited annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2024 filed with the SEC on December 23, 2024. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.

Certain immaterial amounts from prior periods have been reclassified to conform to the current year’s presentation.

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

December 31, 2024 – Page 2

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to accounting for research and development costs, incentive and tax receivables, valuation and recoverability of deferred tax assets, share based compensation, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

These unaudited condensed consolidated interim financial statements include the accounts of Anavex Life Sciences Corp. and its wholly-owned subsidiaries, Anavex Australia Pty Limited (“Anavex Australia”), a company incorporated under the laws of Australia, Anavex Germany GmbH, a company incorporated under the laws of Germany, and Anavex Canada Ltd., a company incorporated under the laws of the Province of Ontario, Canada. All inter-company transactions and balances have been eliminated.

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

At December 31, 2024 and September 30, 2024, the Company did not have any Level 2 or Level 3 assets or liabilities.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024 – Page 3

(Unaudited)

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

As of December 31, 2024 loss per share excludes 14,857,822 (December 31, 2023: 14,269,363) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

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

Note 3 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	December 31,	September 30,
	2024	2024
Accrued investigator payments	$624	$860
Accrued compensation and benefits	2,020	1,527
Milestone-based contract accruals	2,573	557
All other accrued liabilities	2,515	1,891
Total accrued liabilities	$7,732	$4,835

Note 4 Other Income

Grant income

As of December 31, 2024, the Company had received a $1.0 million research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 (blarcamesine) related to Parkinson’s disease. Of the total, $0.5 million was received during the year ended September 30, 2023 and $0.5 million was received during the year ended September 30, 2021.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024 – Page 4

(Unaudited)

The grant income has been deferred when received and is being amortized to other income as the related research and development expenditures are incurred. During the three months ended December 31, 2024, the Company recognized $12,275 (three months ended December 31, 2023: $0) of this grant on its statements of operations within grant income. At December 31, 2024 an amount of $0.8 million (September 30, 2024: $0.8 million) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statements of operations as the related expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

During the three months ended December 31, 2024, the Company recorded research and development incentive income of $0.4 million (AUD 0.6 million) (three months ended December 31, 2023: $0.6 million (AUD 0.9 million)) in respect of the Australia R&D credit for eligible research and development expenses incurred during the period. This amount is included within Other income (expense) on the condensed consolidated interim statements of operations and comprehensive loss.

At December 31, 2024, Incentive and tax receivables includes $2.4 million (AUD 3.9 million) (September 30, 2024: $2.3 million (AUD 3.3 million)) relating to Australia R&D credits earned during the period that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

The Australia R&D credit program is a self-assessment program whereby the Company must assess its eligibility each year to determine (i) if the entity is eligible (ii) if specific R&D activities are eligible and (iii) if the individual R&D expenditures have nexus to such R&D activities. The Company evaluates its eligibility under the tax incentive program as of each balance sheet date based on the most current and relevant data available. Anavex Australia is able to continue to claim the R&D tax incentive for as long as it remains eligible and continues to incur eligible research and development expenditures.

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

December 31, 2024 – Page 5

(Unaudited)

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

During the three months ended December 31, 2024 and 2023, the Company did not issue any shares of common stock under the 2023 Purchase Agreement.

At December 31, 2024, an amount of $110.8 million remained available under the 2023 Purchase Agreement.

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

During the three months ended December 31, 2023, no shares were sold pursuant to the Offering.

On July 24, 2024, the Company terminated the 2020 Sales Agreement.

Note 6 Commitments and Contingencies

Lease

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

The operating lease costs were as follows (in thousands):

	Three months ended December 31,
	2024	2023
Operating lease costs	$33	$30

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024 – Page 6

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

The Company made matching contributions under the 401(k) plan as follows (in thousands):

	Three months ended December 31,
	2024	2023
Contributions to 401(k) plan	$48	$73

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

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York and it named the Company and an officer of the Company as Defendants. The complaint was amended on July 12, 2024 (the “Initial Action”). The complaint alleged violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome. The complaint seeks unspecified damages, as well as costs, including counsel and expert witness fees, on behalf of a class of investors. The Company believes the lawsuit is without merit and the Company denies any liability or wrongdoing and has filed a motion to dismiss the complaint, which is awaiting a decision by the Court. No amount has been recorded in these condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

On May 8, 2024, a similar complaint was filed in the same court by Kenneth Downing, a purported shareholder of the Company, against the same defendants. The Company believed that this lawsuit was also without merit and filed a motion to dismiss the complaint. Plaintiff Downing voluntarily dismissed this complaint subsequent to the filing of the motion to dismiss.

On or about May 13, 2024, a derivative lawsuit was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the U.S. District Court for the District of Nevada by another purported shareholder. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a)of the Securities Exchange Act regarding the same or similar allegations at issue in the purported class action lawsuit related to disclosures and statements made about certain clinical trials related to Rett Syndrome. On January 22, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the motion to dismiss filed by defendants in the Initial Action is decided by the U.S. District Court for the Southern District of New York. No amount has been recorded in these condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024 – Page 7

(Unaudited)

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

Share Purchase Warrants

At December 31, 2024 and September 30, 2024, the Company had 10,000 share purchase warrants outstanding exercisable at $12.00 per share until April 21, 2026.

Share–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s Board approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provided for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our common shares reserved for issue under the 2015 Plan was 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization.

2019 Stock Option Plan

On January 15, 2019, the Board approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees, consultants and advisors of the Company.

The maximum number of our common shares reserved for issue under the 2019 Plan was 6,000,000 shares, subject to adjustment in the event of a change of the Company’s capitalization.

During the year ended September 30, 2022, 406,453 options previously available under the 2019 Plan and the 2015 Plan became available under the 2022 Plan (as defined below).

2022 Stock Option Plan

On March 25, 2022, the Board approved the 2022 Omnibus Incentive Plan (the “2022 Plan”). The 2022 Plan was approved by stockholders on May 24, 2022. Under the terms of the 2022 Plan, 10,000,000 additional shares of Common Stock will be available for issuance under the 2022 Plan, in addition to the shares available under the 2019 Plan and the 2015 Plan. Any awards outstanding under a previous stock option plan will remain subject to and be paid under such plan, and any shares subject to outstanding awards under a previous plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2022 Plan.

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. As at December 31, 2024, 5,238,668 options had been issued under the 2022 Plan and 5,462,202 options were available for issue under the 2022 Plan.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024 – Page 8

(Unaudited)

The following summarizes information about stock option activity during the year ended September 30, 2024 and the three months ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2023	14,111,780	7.12	5.27	22,290,069
Granted	1,860,500	5.47	3.95	—
Exercised	(273,360)	2.53	1.11	601,407
Forfeited	(661,166)	11.67	5.00	—
Outstanding, September 30, 2024	15,037,754	6.80	5.12	15,825,791
Exercised	(189,932)	3.72	2.92	1,535,045
Outstanding, December 31, 2024	14,847,822	6.84	5.15	69,107,428
Exercisable, December 31, 2024	10,249,032	5.67	4.42	56,918,436

The following summarizes information about stock options at December 31, 2024 by a range of exercise prices:

		Number of	Weighted average	Weighted	Number of	Weighted
Range of exercises prices		outstanding	remaining contractual	average	vested	average
From	To	options	life (in years)	exercise price	options	exercise price
$0.92	$3.00	2,909,600	3.48	$2.38	2,909,600	$2.38
$3.01	$5.00	2,232,500	3.78	$3.42	2,017,083	$3.30
$5.01	$9.00	6,591,722	5.80	$6.58	3,726,932	$6.17
$9.01	$13.00	1,649,000	7.08	$10.26	977,917	$10.44
$13.01	$25.00	1,465,000	6.20	$18.18	617,500	$18.37
		14,847,822	5.22	$6.84	10,249,032	$5.67

The weighted average per share fair value of options vested at December 31, 2024 was $4.42 (September 30, 2024: $4.34). At December 31, 2024, the weighted average contractual life of options outstanding was 5.22 years (September 30, 2024: 5.48 years) and for options exercisable was 3.98 years (September 30, 2024: 4.03 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2024.

The Company recognized share-based compensation expense of $2.1 million during the three months ended December 31, 2024 (three months ended December 31, 2023: $2.3 million) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s condensed consolidated interim statements of operations as follows (in thousands):

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024 – Page 9

(Unaudited)

	Three months ended December 31,
	2024	2023
General and administrative	$803	$926
Research and development	1,252	1,360
Total share-based compensation	$2,055	$2,286

An amount of approximately $6.8 million in share-based compensation is expected to be recorded over the remaining term of such options and warrants through fiscal 2029.

There were no stock options issued during the three months ended December 31, 2024.

The fair value of each stock option award is estimated on the date of grant using the Black Scholes option pricing model. The fair value of share-based compensation charges recognized during the three months ended December 31, 2023 was determined with reference to the quoted market price of the Company’s shares on the grant date and based on the following weighted average assumptions:

2023
Risk-free interest rate	4.47%
Expected life of options (years)	5.29
Annualized volatility	80.61%
Dividend rate	0.00%

Note 7 Subsequent Events

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

There were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated interim financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “potential,” “predict”, “could,” “would,” “will,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	volatility in our stock price and in the markets in general;
●	our ability to successfully conduct preclinical studies and clinical trials for our product candidates;
●	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;
●	our ability to generate any revenue or to continue as a going concern;
●	our ability to execute our research and development plan on time and on budget;
●	our product candidates’ ability to demonstrate efficacy or an acceptable safety profile;
●	our ability to obtain the support of qualified scientific collaborators;
●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;
●	our ability to identify and obtain additional product candidates;
●	our reliance on third parties in non-clinical studies and clinical trials;
●	our ability to defend against product liability claims;
●	our ability to safeguard against security breaches;
●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;
●	our ability to comply with our intellectual property licensing agreements;
●	our ability to defend against claims of intellectual property infringement;
●	our ability to comply with the maintenance requirements of the government patent agencies;
●	our ability to protect our intellectual property rights throughout the world;
●	competition;
●	the anticipated start dates, durations and completion dates of our ongoing and future clinical trials;
●	the anticipated designs of our future clinical trials;
●	our ability to attract and retain qualified employees;
●	the impact of Fast Track designation on receipt of actual U.S. Food and Drug Administration (“FDA”) approval;
●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or Fast Track designations; and
●	our anticipated future cash position and ability to obtain funding for our operations.

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the FDA and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical studies and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2024. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

In November 2024, we announced the submission of a Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA) for ANAVEX®2-73 for the treatment of Alzheimer’s disease and, in December 2024, the EMA accepted the submission for scientific review. The MAA, if approved, would allow direct market access throughout the European Union for oral ANAVEX®2-73 (blarcamesine) for the treatment of Alzheimer’s disease.

A long-term open label extension study of ANAVEX®2-73, referred to as the ATTENTION-AD trial, was initiated for patients who completed the 48-week Phase 2b/3 placebo-controlled trial referenced above. This trial extension for a duration of up to 96/144 additional weeks was completed in June 2024. The trial extension demonstrated that blarcamesine-treated patients continued to accrue benefit through up to 4 years, as measured by the clinical endpoints ADAS-Cog13 and ADCS-ADL. Delayed-start analysis of treatment with oral blarcamesine was significant, reflecting the importance of early treatment initiation. No new safety findings were observed with continued blarcamesine treatment over three years, confirming good comparative safety profile and no associated neuroimaging adverse events.

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

In March 2019, we commenced the first Phase 2 clinical trial in a Rett syndrome program of ANAVEX®2-73 for the treatment of Rett syndrome. The clinical trials were conducted in a range of patient age demographics and geographic regions, utilizing an oral liquid once-daily formulation of ANAVEX®2-73.

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

ANAVEX®3-71

ANAVEX®3-71 is an orally available clinical drug candidate with a novel mechanism of action via SIGMAR1 activation and M1 muscarinic allosteric modulation, which has been shown to enhance neuroprotection and cognition in Alzheimer’s disease models. ANAVEX®3-71 is a CNS-penetrable potential disease modifying treatment for cognitive impairments. We believe it is effective against the major Alzheimer’s hallmarks in transgenic (3xTg-AD) mice, including cognitive deficits, amyloid and tau pathologies, and also has beneficial effects on inflammation and mitochondrial dysfunctions. ANAVEX®3-71 indicates extensive therapeutic advantages in Alzheimer’s and other protein-aggregation-related diseases given its ability to enhance neuroprotection and cognition via SIGMAR1 activation and M1 muscarinic allosteric modulation.

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

Our Target Indications

We are developing compounds with potential application to two broad categories and several specific indications, including:

Central Nervous System Diseases

●

Alzheimer’s disease – In 2024, an estimated 6.9 million Americans were suffering from Alzheimer’s disease according to the Alzheimer’s Association®. The Alzheimer’s Association® estimates that the annual number of new cases of Alzheimer’s and other dementias is projected to double by 2050. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. We believe that there is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

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

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to twenty-six (26) issued U.S. patents, nineteen (19) pending U.S. patent applications, and numerous PCT and ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

We own one issued U.S. patent entitled “ANAVEX®2-73 and certain anticholinesterase inhibitors composition and method for neuroprotection,” which claims a composition of matter of ANAVEX®2-73, a synergistic neuroprotective compound, combined with donepezil and other cholinesterase inhibitors. This patent is expected to expire in June 2034, absent any patent term extension for regulatory delays.

We own another issued U.S. patent entitled “A2-73 crystalline polymorph compositions of matter and methods of use thereof”. It claims crystals of A2-73 freebase or its fumarate salt, dosage forms and pharmaceutical formulations. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays.

We own five issued U.S. patents each with claims directed to crystalline forms of ANAVEX®2-73. The first of these five patents claims crystalline forms of ANAVEX®2-73, dosage forms and compositions containing crystalline ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using them. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays. The second of these five patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treatment for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2036, absent any patent term extension for regulatory delays. The third of these five patents claims pharmaceutical compositions containing a crystalline form of ANAVEX®2-73, and methods of treating for Alzheimer’s disease using the compositions. This patent is expected to expire in June 2037, absent any patent term extension for regulatory delays. The fourth patent claims method of making certain crystalline forms of ANAVEX®2-73. This patent is expected to expire in October 2036, absent any patent term extension for regulatory delays. The fifth patent claims crystalline forms of the dihydrogen phosphate salt of ANAVEX®2-73 and dosage forms (including transdermal and oral dosage forms) and pharmaceutical compositions containing the same. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays.

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

Further, we own two issued U.S. patents with claims directed to methods of treating cardiac dysfunction with ANAVEX®2-73. These patents are expected to expire in July 2038, absent any patent term extension for regulatory delays. Additionally, we own two issued U.S. patents for the treatment of insomnia, anxiety, or agitation. The first of the two patents claims methods of treating insomnia or anxiety with ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. This patent is expected to expire in September 2038. The second of the two patents claims a dosage form comprising any of, or any combination of ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. This patent is expected to expire in July 2037, absent any patent term extension for regulatory delays.

Further, we own one issued U.S. patent with claims directed to a method of treating systolic hypertension using ANAVEX®2-73. This patent is expected to expire in July 2039, absent any patent term extension for regulatory delays. Additionally, we own one issued U.S. patent with claims directed to pharmaceutical dosage forms of the (-) enantiomer of ANAVEX®2-73. This patent is expected to expire in July 2036, absent any patent term extension for regulatory delays.

We also own three (3) issued U.S. patents related to ANAVEX®1066. The first of these three patents claims methods for treating or preventing pain using the (+) ANAVEX®1066 isomer. The second patent claims methods for treating or preventing pain using the (-) ANAVEX®1066 isomer. The third patent claims dosage forms and pharmaceutical compositions comprising the (+) ANAVEX®1066 isomer. All three patents are expected to expire in November 2036, absent any patent term extension for regulatory delays.

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

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding challenges to our existing or future patents, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2024.

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

Comparison of the three months ended December 31, 2024 and 2023

Operating Expenses

Total operating expenses for the three-months ended December 31, 2024 were $13.6 million, compared to $11.4 million for the comparable three-months ended December 31, 2023.

Our research and development expenses for the three-months ended December 31, 2024 were $10.4 million, as compared to $8.7 million for the three-months ended December 31, 2023. The increase in research and development expenses during the three-month period is primarily related to the following:

(i)	an increase in personnel costs of $0.9 million related to the addition of new staff engaged in research and development and in driving our clinical programs forward, and for new consultants engaged to assist in these objectives as well as to assist in the preparation of the submission of our Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA);

(ii)	an increase of approximately $1.5 million over the comparable period relating to manufacturing activities of ANAVEX®2-73 for potential commercial use, and to support the MAA; and

(iii)	an increase of $1.5 million over the comparable period relating to expenditures on the ANAVEX®3-71-SZ-001 clinical trial, which trial commenced in the second quarter of fiscal 2024.

These increases were partially offset by (i) a decrease of approximately $0.6 million in the three-month period relating to our Rett syndrome program as a result of the completion of the EXCELLENCE trial and the respective open label extension of the AVATAR trial; and (iii) a decrease of approximately $0.6 million in the three-month period in expenditures over the comparable period relating to our Alzheimer’s program, as a result of the completion of the Phase 2b/3 clinical trial open label extension.

The following table summarizes our research and development expenses for the three-months ended December 31, 2024 (in thousands):

	2024	2023
Cost of external service providers	$5,476	$4,565
Personnel costs	3,664	2,748
Share based compensation	1,252	1,360
Other common costs	54	11
Total research and development costs	$10,446	$8,684

During the three-months ended December 31, 2024 and 2023, external service providers cost by product candidate was as follows (in thousands):

	2024	2023
ANAVEX®2-73	$3,520	$3,811
ANAVEX®3-71	1,589	597
All other product candidates	242	5
Other external service provider costs	125	152
Total external service provider costs	$5,476	$4,565

General and administrative expenses were $3.1 million for the three months ended December 31, 2024, as compared to $2.7 million for the same quarter of fiscal 2023. The primary reason for the increase in general and administrative expenses is an increase in legal and professional fees.

Other income (net)

The net amount of other income for the three-months ended December 31, 2024 was $1.5 million as compared to $2.8 million for the comparable three-months ended December 31, 2023. The increase in other income is primarily related to a decrease in interest income associated with a change in market wide rates and principal balances held, as well as an increase in foreign exchange losses as a result of the fall of the Australian dollar against the US dollar during the current period.

Net loss

Net loss for the three-months ended December 31, 2024, was $12.1 million, or $0.14 per share, as compared to $8.6 million, or $0.11 per share in the comparative quarter of fiscal 2023. The increase in net loss for the year-to-date period is primarily related to an increase in research and development expenditures and a decrease in other income, as discussed above.

Liquidity and Capital Resources

Working Capital (in thousands)

	December 31, 2024	September 30, 2024
Current Assets	$124,043	$135,567
Current Liabilities	13,128	15,304
Working Capital	$110,915	$120,263

On December 31, 2024, we had net current assets of $110.9 million, a decrease of approximately $9.3 million from our year ended September 30, 2024. The decrease in net current assets primarily relates to cash utilized in operations during the period.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform the work necessary to prepare for future development of our pipeline compounds.

Cash Flows

The following table summarizes cash flows during the three-months ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net cash flows used in operating activities	$(12,120)	$(7,318)
Net cash flows from financing activities	708	59
Decrease in cash and cash equivalents	$(11,412)	$(7,259)

Cash flow used in operating activities

Net cash used in operating activities for the three-months ended December 31, 2024 was $12.1 million, compared to $7.3 million during the comparable period ended December 31, 2023. The principal reason for this is an increase in net cash expenses, after taking into account non-cash share-based compensation, over the comparable period of approximately $3.7 million, as well as positive changes in other working capital accounts in the current three-month period, as compared to the comparable three-month period.

Cash flow provided by financing activities

Cash provided by financing activities for the three-month period ended December 31, 2024 was $0.7 million, compared to $0.06 million during the comparable three-month period ended December 31, 2023. Cash provided by financing activities in both periods is primarily attributable to cash received from the exercise of stock options by our employees.

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

During the three-months ended December 31, 2024 and 2023, the Company did not issue any shares of common stock under the 2023 Purchase Agreement.

On December 31, 2024, an amount of $110.8 million remained available under the 2023 Purchase Agreement.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the SEC on December 23, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 “Recent Accounting Pronouncements” in notes to our Condensed Consolidated Interim Financial Statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not required for smaller reporting companies.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise during the course of business. The Company is currently subject to the following lawsuits:

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the “Initial Action”). The complaint was captioned Blum v. Anavex Life Sciences, Corp. et al., case number 1:24-cv-01910, and it named the Company and Christopher Missling as Defendants. The complaint alleged violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome (the “March 2024 Complaint”). At a hearing on or about June 13, 2024, the Court named another purported Company shareholder, Quintessa Huey, as lead plaintiff with respect to the March 2024 Complaint. An Amended Complaint was filed by the appointed lead plaintiff on July 12, 2024, which asserts allegations related to purported violations of Section 10(b) of the Securities Exchange Act tied to disclosures associated with the same clinical trials related to Rett Syndrome, and which names the Company and Christopher Missling as defendants. The Amended Complaint seeks unspecified damages, as well as costs, including counsel and expert witness fees, on behalf of class of investors who purchased stock of the Company on the NASDAQ during the period February 1, 2022 through January 1, 2024. The defendants filed a motion to dismiss the complaint. The motion to dismiss is fully-briefed and awaiting a decision by the Court.

On May 8, 2024, a similar complaint was filed in the same court by Kenneth Downing (case no. 1:2024-cv-03529), a purported shareholder of the Company, against the same defendants as the March 2024 Complaint. The defendants filed a motion to dismiss the complaint. Plaintiff Downing voluntarily dismissed his complaint subsequent to the filing of the motion to dismiss.

On or about May 13, 2024, a derivative lawsuit was filed against the Company (as nominal defendant), Christopher Missling, and members of the Company’s Board of Directors in the U.S. District Court for the District of Nevada by another purported shareholder named Denise Deangelis. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a) of the Securities Exchange Act regarding the same or similar allegations at issue in the two purported class action lawsuits related to disclosures and statements made about certain clinical trials related to Rett Syndrome. On January 22, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the motion to dismiss filed by defendants in the Initial Action is decided by the U.S. District Court for the Southern District of New York.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 23, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Plans

None of our directors or Section 16 officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K) during the three-month period ended December 31, 2024.

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
Date: February 12, 2025

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: February 12, 2025