Form 10-Q
period 2025-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2025-05-13
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 85,371,852 shares of Common Stock outstanding as of May 13, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Anavex Life Sciences Corp.
Condensed Consolidated Interim Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	September 30,
	2025	2024
	(Unaudited)
Assets
Current
Cash and cash equivalents	$115,771	$132,187
Incentive and tax receivables	666	2,449
Prepaid expenses and other current assets	702	931
Total Assets	$117,139	$135,567

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$6,997	$9,627
Accrued liabilities - Note 3	9,555	4,835
Deferred grant income - Note 4	829	842
Total Liabilities	$17,381	$15,304

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	—	—
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
85,333,652 common shares (2024 - 84,795,517)	85	85
Additional paid-in capital	459,051	456,249
Accumulated deficit	(359,378)	(336,071)
Total Stockholders’ Equity	$99,758	$120,263
Total Liabilities and Stockholders’ Equity	$117,139	$135,567

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Operating expenses
General and administrative	$2,621	$2,895	$5,767	$5,590
Research and development	9,892	9,729	20,338	18,413

Total operating expenses	12,513	12,624	26,105	24,003
Operating loss	(12,513)	(12,624)	(26,105)	(24,003)

Other income (expense)
Grant income	—	—	12	—
Research and development incentive income	96	472	508	1,064
Interest income, net	1,210	1,756	2,604	3,764
Foreign exchange gain (loss)	11	(150)	(326)	7
Total other income, net	1,317	2,078	2,798	4,835
Net loss and comprehensive loss	$(11,196)	$(10,546)	$(23,307)	$(19,168)

Net Loss per share
Basic and diluted	$(0.13)	$(0.13)	$(0.27)	$(0.23)

Weighted average number of shares outstanding
Basic and diluted	85,073,769	82,464,226	84,938,400	82,269,965

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended March 31,
	2025	2024

Cash Flows used in Operating Activities
Net loss	$(23,307)	$(19,168)
Adjustments to reconcile net loss to net cash used in operations:
Share based compensation	3,504	4,938
Changes in working capital balances related to operations:
Incentive and tax receivables	1,783	(1,076)
Prepaid expenses and deposits	229	(692)
Accounts payable	(4,893)	(596)
Accrued liabilities	4,720	(2,380)
Deferred grant income	(12)	—
Net cash used in operating activities	(17,976)	(18,974)

Cash Flows provided by Financing Activities
Issuance of common shares	—	7,178
Proceeds from exercise of stock options	1,560	158
Net cash provided by (used in) financing activities	1,560	7,336

Decrease in cash and cash equivalents during the period	(16,416)	(11,638)
Cash and cash equivalents, beginning of period	132,187	151,024
Cash and cash equivalents, end of period	$115,771	$139,386

Supplemental Cash Flow Information
Cash paid for state and local franchise taxes	$36	$220
Common stock issued upon cashless exercise of stock option	$460	$—

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2025 and 2024
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional	Share Proceeds	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Deficit	Total

Balance, January 1, 2025	84,985,449	$85	$459,012	$—	$(348,182)	$110,915
Shares issued pursuant to exercise of
stock options	130,700	—	852	—	—	852
Shares issued pursuant to cashless
exercise of stock option	500,000	1	459	—	—	460
Shares withheld related to cashless
exercise of stock option and taxes	(282,497)	(1)	(2,721)	—	—	(2,722)
Share based compensation	—	—	1,449	—	—	1,449
Net loss	—	—	—	—	(11,196)	(11,196)
Balance, March 31, 2025	85,333,652	$85	$459,051	$—	$(359,378)	$99,758

Balance, January 1, 2024	82,086,511	$82	$437,184	$—	$(301,691)	$135,575
Shares issued under 2023 purchase
agreement
Purchase shares	1,500,000	2	7,410	(234)	—	7,178
Commitment shares	3,707	—	—	—	—	—
Shares issued pursuant to exercise of
stock options	26,000	—	99	—	—	99
Share based compensation	—	—	2,652	—	—	2,652
Net loss	—	—	—	—	(10,546)	(10,546)
Balance, March 31, 2024	83,616,218	$84	$447,345	$(234)	$(312,237)	$134,958

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
For the six months ended March 31, 2025 and 2024
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional	Share Proceeds	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Deficit	Total

Balance, October 1, 2024	84,795,517	$85	$456,249	$—	$(336,071)	$120,263
Shares issued pursuant to
exercise of stock options	320,632	—	1,560	—	—	1,560
Shares issued pursuant to
cashless exercise of stock option	500,000	1	459	—	—	460
Shares withheld related to
cashless exercise of stock option
and taxes	(282,497)	(1)	(2,721)	—	—	(2,722)
Share based compensation	—	—	3,504	—	—	3,504
Net loss	—	—	—	—	(23,307)	(23,307)
Balance, March 31, 2025	85,333,652	$85	$459,051	$—	$(359,378)	$99,758

Balance, October 1, 2023	82,066,511	$82	$434,839	$—	$(293,069)	$141,852
Shares issued under 2023
Purchase Agreement
Purchase shares	1,500,000	2	7,410	(234)	—	7,178
Commitment shares	3,707	—	—	—	—	—
Shares issued pursuant to
exercise of stock options	46,000	—	158	—	—	158
Share based compensation	—	—	4,938	—	—	4,938
Net loss	—	—	—	—	(19,168)	(19,168)
Balance, March 31, 2024	83,616,218	$84	$447,345	$(234)	$(312,237)	$134,958

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2025 Page 1
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

Operating results for the six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2025 Page 2
(Unaudited)

Other than our rights related to the 2023 Purchase Agreement (as defined below in Note 5), there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. The Company will need to obtain effectiveness of a new registration statement in order to access the funds under the 2023 Purchase Agreement. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its research and development activities.

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

At March 31, 2025 and September 30, 2024, the Company did not have any Level 2 or Level 3 assets or liabilities.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2025 Page 3
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

As of March 31, 2025 loss per share excludes 15,710,622 (March 31, 2024: 15,755,114) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

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

Note 3 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	March 31,	September 30,
	2025	2024
Accrued investigator payments	$1,459	$860
Accrued compensation and benefits	2,200	1,527
Milestone-based contract accruals	4,332	557
All other accrued liabilities	1,564	1,891
Total accrued liabilities	$9,555	$4,835

Note 4 Other Income

Grant income

As of March 31, 2025, the Company had received a $1.0 million research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 (blarcamesine) related to Parkinson’s disease. Of the total, $0.5 million was received during the year ended September 30, 2023 and $0.5 million was received during the year ended September 30, 2021.

The grant income was deferred when received and is being amortized to other income as the related research and development expenditures are incurred. During the three and six months ended March 31, 2025, the Company recognized $0 and $12,275, respectively (three and six months ended March 31, 2024: $0) of this grant on its statements of operations within grant income. At March 31, 2025 an amount of $0.8 million (September 30, 2024: $0.8 million) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statements of operations as the related expenditures are incurred to offset the income.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2025 Page 4
(Unaudited)

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

During the three and six months ended March 31, 2025, the Company recorded research and development incentive income of $0.1 million (AUD 0.2 million) and $0.5 million (AUD 0.8 million), respectively (2024: $0.5 million (AUD 0.7 million) and $1.1 million (AUD 1.6 million), respectively) in respect of the Australia R&D credit for eligible research and development expenses incurred during the period. This amount is included within Other income (expense) on the condensed consolidated interim statements of operations and comprehensive loss.

At March 31, 2025, Incentive and tax receivables includes $0.5 million (AUD 0.8 million) (September 30, 2024: $2.3 million (AUD 3.3 million)) relating to Australia R&D credits earned during the period that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

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
March 31, 2025 Page 5
(Unaudited)

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

During the six months ended March 31, 2025, the Company did not issue any shares of common stock under the 2023 Purchase Agreement (2024: an aggregate of 1,503,707 shares of common stock including 1,500,000 shares for an aggregate purchase price of $7.4 million and 3,707 commitment shares).

At March 31, 2025, there was an unused amount of $110.8 million under the 2023 Purchase Agreement. The Company will need to obtain effectiveness of a new registration statement in order to access funds under the 2023 Purchase Agreement.

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

During the six months ended March 31, 2024, no shares were sold pursuant to the Offering.

On July 24, 2024, the Company terminated the 2020 Sales Agreement.

Stock Options

During the three and six months ended March 31, 2025, the Company issued a net 217,503 shares of common stock to the Company’s Chief Executive Officer upon a net exercise of an option to purchase 500,000 shares of common stock at an exercise price of $0.92 per share. In connection with the exercise, the Company withheld 47,745 shares of common stock as consideration of the exercise price of $0.46 million and 234,752 shares of common stock as consideration for the payment of $2.3 million in connection with tax withholding obligations associated with the exercise. The shares withheld were based upon a market price of $9.63 per share as determined by reference to the average high and low sales price reported on the Nasdaq stock exchange on the date of exercise. At March 31, 2025, the amount of $2.3 million in connection with the tax withholding obligations was included in accounts payable on the consolidated balance sheets.

Note 6 Commitments and Contingencies

Lease

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2025 Page 6
(Unaudited)

The operating lease costs were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Operating lease costs	$33	$31	$66	$61

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

The Company made matching contributions under the 401(k) plan as follows (in thousands):

	Three Months Ended March 31,		Six Months ended March 31
	2025	2024	2025	2024
Contributions to 401(k) plan	$67	$94	$115	$167

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2025 Page 7
(Unaudited)

On February 14, 2025, another derivative lawsuit asserting state law breach of fiduciary duty and unjust enrichment claims based upon similar allegations was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the Supreme Court for the State of New York, County of New York, by another purported shareholder named Evan Levitan. The parties to that action also have stipulated to a stay of the proceeding until the Court rules on the motion to dismiss in the putative class action lawsuit pending in the U.S. District Court for the Southern District of New York. The New York state court has not yet entered an order pursuant to the stipulation of the parties. No amount has been recorded in these condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

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

Share Purchase Warrants

At March 31, 2025 and September 30, 2024, the Company had 10,000 share purchase warrants outstanding exercisable at $12.00 per share until April 21, 2026.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2025 Page 8
(Unaudited)

The 2022 Plan provides that it may be administered by the Board, or the Board may delegate such responsibility to a committee. The exercise price will be determined by the Board at the time of grant shall be at least equal to the fair market value on such date. If the grantee is a 10% stockholder on the grant date, then the exercise price shall not be less than 110% of fair market value of the Company’s shares of common stock on the grant date. Stock options may be granted under the 2022 Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the Board, subject to earlier termination in accordance with the terms of the 2022 Plan. As at March 31, 2025, 6,751,000 options had been issued under the 2022 Plan and 3,978,702 options were available for issue under the 2022 Plan.

The following summarizes information about stock option activity during the six months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2024	15,037,754	6.80	5.12	15,825,791
Granted	1,483,500	8.58	6.22	—
Exercised	(820,632)	2.46	1.89	6,785,518
Outstanding, March 31, 2025	15,700,622	7.19	5.39	38,630,198
Exercisable, March 31, 2025	10,346,086	6.03	4.68	34,276,704

The following summarizes information about stock options at March 31, 2025 by a range of exercise prices:

Range of exercises prices		Number of outstanding	Weighted average remaining contractual life (in	Weighted average exercise	Number of vested	Weighted average exercise
From	To	options	years)	price	options	price
$0.92	$3.00	2,400,150	3.92	$2.69	2,400,150	$2.69
$3.01	$5.00	2,197,500	3.44	$3.41	2,027,916	$3.31
$5.01	$9.00	8,028,972	6.36	$6.95	4,297,519	$6.39
$9.01	$13.00	1,609,000	6.81	$10.29	998,834	$10.42
$13.01	$25.00	1,465,000	5.97	$18.18	621,667	$18.34
		15,700,622	5.59	$7.19	10,346,086	$6.03

The weighted average per share fair value of options vested at March 31, 2025 was $4.68 (September 30, 2024: $4.34). At March 31, 2024, the weighted average contractual life of options outstanding was 5.59 years (September 30, 2024: 5.48 years) and for options exercisable was 4.16 years (September 30, 2024: 4.03 years).

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2025 Page 9
(Unaudited)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at March 31, 2025.

The Company recognized share-based compensation expense of $1.4 million and $3.5 million during the three and six months ended March 31, 2025, respectively (three and six months ended March 31, 2024: $2.7 million and $4.9 million, respectively) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s condensed consolidated interim statements of operations as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
General and administrative	$605	$979	$1,407	$1,905
Research and development	844	1,673	2,097	3,033
Total share-based compensation	$1,449	$2,652	$3,504	$4,938

An amount of approximately $14.5 million in share-based compensation is expected to be recorded over the remaining term of such options and warrants through fiscal 2029.

The fair value of each stock option award is estimated on the date of grant using the Black Scholes option pricing model. The fair value of share-based compensation charges recognized during the three and six months ended March 31, 2025 was determined with reference to the quoted market price of the Company’s shares on the grant date and based on the following weighted average assumptions:

	2025	2024
Risk-free interest rate	3.98%	4.28%
Expected life of options (years)	5.56	5.74
Annualized volatility	86.49%	84.84%
Dividend rate	0.00%	0.00%

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

On April 17, 2025, the Board approved, subject to stockholder approval, an amendment to the 2022 Plan (the “Amendment”). The Amendment, if approved by stockholders, will increase the number of shares of common stock reserved for issuance under the 2022 Plan by 4,000,000 shares. In addition, the Amendment will establish a minimum vesting period of one year for all awards granted under the Plan and limit the discretion to accelerate the vesting of awards upon a separation from service, with limited exceptions permitted. Finally, the Amendment would prohibit liberal share recycling provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “potential,” “predict”, “could,” “would,” “will,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	volatility in our stock price and in the markets in general;
●	our ability to successfully conduct preclinical studies and clinical trials for our product candidates;
●	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;
●	our ability to generate any revenue or to continue as a going concern;
●	our ability to execute our research and development plan on time and on budget;
●	our product candidates’ ability to demonstrate efficacy or an acceptable safety profile;
●	our ability to obtain the support of qualified scientific collaborators;
●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;
●	our ability to identify and obtain additional product candidates;
●	our reliance on third parties in non-clinical studies and clinical trials;
●	our ability to defend against product liability claims;
●	our ability to safeguard against security breaches;
●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;
●	our ability to comply with our intellectual property licensing agreements;
●	our ability to defend against claims of intellectual property infringement;
●	our ability to comply with the maintenance requirements of the government patent agencies;
●	our ability to protect our intellectual property rights throughout the world;
●	competition;
●	the anticipated start dates, durations and completion dates of our ongoing and future clinical trials;
●	the anticipated designs of our future clinical trials;
●	our ability to attract and retain qualified employees;
●	the impact of Fast Track designation on receipt of actual U.S. Food and Drug Administration (“FDA”) approval;
●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or Fast Track designations;
●	the timing and likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives, including the timing of a decision by the European Medicines Agency, or EMA, regarding whether to approve the Marketing Authorization Application, or MAA, for blarcamesine for the treatment of Alzheimer’s disease; and
●	our anticipated future cash position and ability to obtain funding for our operations.

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

The following table summarizes key information about our programs:

* = Orphan Drug Designation by the FDA

Anavex has a portfolio of compounds varying in sigma-1 receptor (SIGMAR1) binding activities. Sigma receptors may be targets for therapeutics to combat many human diseases, both of neurodegenerative nature, including Alzheimer’s disease, as well as of neurodevelopmental nature, like Rett syndrome. When bound by the appropriate ligands, sigma receptors influence the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease. Multiple viruses including SARS-CoV-2 (COVID-19) induce cellular stress by intrinsic mitochondrial apoptosis and other related cellular processes, in order to ensure survival and replication. Hence, it is possible that SIGMAR1 could also play a role in modulating the cellular response to viral infection and ameliorate pathogenesis.

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

Source: Reyes Setal., Sci Rep. 2021 Aug 25; 11(1):17150

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

Clinical Program Overview

ANAVEX®2-73 (blarcamesine)

We believe ANAVEX®2-73 may offer a disease-modifying approach in neurodegenerative and neurodevelopmental diseases by activation of SIGMAR1. ANAVEX®2-73 is being developed as well as an oral once-daily capsule formulation for diseases such as Alzheimer’s disease and Parkinson’s disease, and in an oral liquid once-daily formulation for rare diseases such as Rett syndrome and Fragile X.

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

ANAVEX®2-73 data met prerequisite information in order to progress into a Phase 2b/3 placebo-controlled trial. This larger Phase 2b/3 double-blind, placebo-controlled trial of ANAVEX®2-73 in early Alzheimer’s disease commenced in August 2018. The trial enrolled 508 patients, which were treated with a convenient once-daily oral formulation of ANAVEX®2-73 for 48 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses or placebo. The trial took place at 52 sites across North America, Europe and Australia. Primary and secondary endpoints to assess safety and both cognitive and functional efficacy, were measured through the Alzheimer’s Disease Assessment Scale – Cognitive Subscale test (“ADAS-Cog”), Alzheimer’s Disease Cooperative Study – Activities of Daily Living (“ADCS-ADL”) and Clinical Dementia Rating – Sum of Boxes for cognition and function (“CDR-SB”). In addition to these endpoints, the ANAVEX®2-73 Phase 2b/3 trial design incorporated pre-specified statistical analyses related to potential genomic precision medicine biomarkers previously identified in the ANAVEX®2-73 Phase 2a clinical trial. The trial was completed in mid-2022 and, in December 2022, the Company presented topline results from the Phase 2b/3 clinical trial. All statistical analyses were performed by outside consultancy companies.

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

In November 2024, we announced the submission of a Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA), under the centralized procedure, for ANAVEX®2-73 for the treatment of Alzheimer’s disease and, in December 2024, the EMA accepted the submission for scientific review. The MAA, if approved, would allow direct market access throughout the European Union for oral ANAVEX®2-73 (blarcamesine) for the treatment of Alzheimer’s disease. A company seeking to market a new pharmaceutical product through the centralized procedure must file safety data and efficacy data as part of the MAA. After the EMA evaluates the MAA, it provides a recommendation to the European Commission (“EC”) and the EC then approves or denies the MAA. Throughout the scientific review process with the EMA, we may receive feedback or comments which, while not a conclusive decision, could suggest the application provided is insufficient to support the marketing authorization. We may not be able to sufficiently address these comments or requests. Alternatively, these comments or requests could lead us to decide, after consultation with our advisors or the regulatory authorities, to withdraw our MAA for blarcamesine. The Company plans to announce the results when the EMA review and decision-making is finished and does not plan to provide interim updates.

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

In October 2020, we completed a double-blind, randomized, placebo-controlled proof-of-concept Phase 2 trial with ANAVEX®2-73 in Parkinson’s disease dementia in Spain and Australia, to study the effect of the compound on both the cognitive and motor impairment of Parkinson’s disease. The trial enrolled approximately 132 patients for 14 weeks, randomized 1:1:1 to two different ANAVEX®2-73 doses, 30 mg and 50 mg, or placebo. The ANAVEX®2-73 Phase 2 Parkinson’s disease dementia trial design incorporated genomic precision medicine biomarkers identified in the ANAVEX®2-73 Phase 2a Alzheimer’s disease trial.

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

Also with respect to Parkinson’s disease, in January 2021, we were awarded a research grant of $1.0 million from The Michael J. Fox Foundation for Parkinson’s Research to explore utilization of PET imaging biomarkers to enable measurement of target engagement and pathway activation of the SIGMAR1 with clinically relevant doses including in people with Parkinson’s disease.

Rett Syndrome

In February 2016, we presented positive preclinical data for ANAVEX®2-73 in Rett syndrome, a rare neurodevelopmental disease. The data demonstrated dose related significant improvements in an array of behavioral and gait paradigms in a mouse model with an MECP2-null mutation that causes neurological symptoms that mimic Rett syndrome. The study was funded by the International Rett Syndrome Foundation.

Our Rett syndrome program includes several clinical trials that were conducted in a range of patient age demographics and geographic regions, utilizing an oral liquid once-daily formulation of ANAVEX®2-73. The FDA has granted Orphan Drug Designation and the Rare Pediatric Disease (RPD) designation for the treatment of Rett syndrome. The RPD designation is intended to encourage the development of treatments for rare pediatric diseases. Additionally, the FDA has granted Fast Track designation for the ANAVEX®2-73 clinical development program for the treatment of Rett syndrome. The FDA Fast Track program is designed to facilitate and expedite the development and review of new drugs to address unmet medical needs in the treatment of serious and life-threatening conditions. An earlier application for a proposed Rett syndrome study in the United States resulted in the FDA requesting additional information. The resulting clinical hold and subsequent partial clinical hold have since been removed after the Company satisfactorily provided the additional information requested. At the present time, the Company does not plan to conduct a clinical trial in the United States. The following is a summary of clinical trials conducted by the Company in Rett Syndrome. The first Phase 2 trial, (ANAVEX®2-73-RS-001), took place in the United States, and was completed in December 2020. This trial was a randomized double-blind, placebo-controlled safety, tolerability, PK and efficacy trial of oral liquid ANAVEX®2-73 formulation in 25 adult female patients with Rett syndrome over a 7-week treatment period including ANAVEX®2-73-specific genomic precision medicine biomarkers. The primary endpoint of the trial was safety. The dosing of 5 mg ANAVEX®2-73 was well-tolerated and demonstrated dose-proportional PK. All secondary efficacy endpoints of the trial showed statistically significant and clinically meaningful response in the Rett Syndrome Behaviour Questionnaire (“RSBQ”) response, when compared to placebo, in the intent to treat (“ITT”) cohort (all participants, p = 0.011). 66.7% of ANAVEX®2-73 treated subjects showed a statistically significant improvement in RSBQ response as compared to 10% of the subjects on placebo in the ITT cohort (all participants, p = 0.011). ANAVEX®2-73 treatment resulted in a sustained improvement in CGI-I response throughout the 7-week clinical trial, when compared to placebo in the ITT cohort (all participants, p = 0.014). Consistent with previous ANAVEX®2-73 clinical trials, patients carrying the common form of the SIGMAR1 gene treated with ANAVEX®2-73 experienced stronger improvements in the prespecified efficacy endpoints.

This clinical trial was funded, in part, by a financial grant from the International Rett Syndrome Foundation of $0.6 million. No other clinical trials with ANAVEX®2-73 related to Rett syndrome have been conducted in the United States.

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

Other indications

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

ANAVEX®2-73 (blarcamesine)-specific Biomarkers

As part of some of our clinical trials, we have incorporated a genomic analysis to better understand potential populations for whom our clinical programs might benefit. A full genomic analysis of Alzheimer’s disease patients treated with ANAVEX®2-73 (blarcamesine) has helped us identify actionable genetic variants. A significant impact of the genomic biomarkers SIGMAR1, the direct target of ANAVEX®2-73 (blarcamesine) and COMT, a gene involved in memory function, on the drug response level was identified, leading to an early ANAVEX®2-73 (blarcamesine) specific biomarker hypothesis. We believe that excluding patients with SIGMAR1 identified biomarker variant (approximately 10%-20% of the population) in prospective studies would identify approximately 80%-90% patients that would display clinically significant improved functional and cognitive scores. The consistency between the identified DNA and RNA data related to ANAVEX®2-73 (blarcamesine), which are considered independent of Alzheimer’s disease pathology, as well as multiple endpoints and time-points, provides support for the potential precision medicine clinical development of ANAVEX®2-73 (blarcamesine) by using genetic biomarkers identified within the trial population itself to either confirm the mechanism of action of ANAVEX®2-73 (blarcamesine) or target patients who are most likely to respond to ANAVEX®2-73 (blarcamesine) treatment. We may in the future utilize such an approach in certain indications in which ANAVEX®2-73 (blarcamesine) is being studied.

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

A preclinical study examined the response of ANAVEX®3-71 in aged transgenic animal models and showed a significant reduction in the rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX®3-71. The FDA has granted Orphan Drug Designation to ANAVEX®3-71 for the treatment of FTD.

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

In July 2020, we commenced the First-in-Human Phase 1 clinical trial of ANAVEX®3-71. The Phase 1 clinical trial was a prospective double-blind, randomized, placebo-controlled trial conducted in Australia. A total of 36 healthy male and female subjects were included. Single escalating doses of ANAVEX®3-71 were administered in order to evaluate the safety, tolerability, and PK of ANAVEX®3-71 and the effects of food and gender on its PK in healthy volunteers.

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

Based on these results, and ANAVEX®3-71 pre-clinical profile, the Company intends to advance ANAVEX®3-71 into a biomarker-driven clinical development dementia program for the treatment of schizophrenia, FTD and Alzheimer’s disease, evaluating longitudinal effect of treatment with ANAVEX®3-71. The first of these trials is being conducted in Schizophrenia.

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

In May 2025 we announced the completion of enrollment of Part B of the placebo-controlled Phase 2 study, which includes more participants and a longer treatment duration, and will provide more comprehensive data on the efficacy and safety of ANAVEX®3-71 in schizophrenia. We expect to report top-line data of the Phase 2 ANAVEX®3-71-SZ-001 clinical trial in the second half of 2025.

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

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to twenty-seven (27) issued U.S. patents, twenty-two (22) pending U.S. patent applications, and numerous PCT and ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

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

Further, we own two issued U.S. patents with claims directed to methods of treating cardiac dysfunction with ANAVEX®2-73. These patents are expected to expire in July 2038, absent any patent term extension for regulatory delays. Additionally, we own three issued U.S. patents for the treatment of insomnia, anxiety, or agitation. The first of the three patents claims methods of treating insomnia or anxiety with ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. This patent is expected to expire in September 2038. The second and third of the three patents claim dosage forms comprising any of, or any combination of ANAVEX®2-73, ANAVEX®19-144, and/or ANAVEX®1-41. These patents are expected to expire in July 2037, absent any patent term extension for regulatory delays.

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

Comparison of the three- and six- months ended March 31, 2025 and 2024

Operating Expenses

Total operating expenses for the three months ended March 31, 2025 were $12.5 million, compared to $12.6 million for the comparable three months ended March 31, 2024. Total operating expenses for the six months ended March 31, 2025 were $26.1 million, compared to $24.0 million for the comparable six months ended March 31, 2024.

Our research and development expenses for the three months ended March 31, 2025 were $9.9 million, as compared to $9.7 million for the three months ended March 31, 2024. Our research and development expenses for the six months ended March 31, 2025 were $20.3 million, compared to $18.4 million in the comparable six months ended March 31, 2024.

The increase in research and development expenses during the three- and six-month periods is primarily related to the following:

(i)	an increase of approximately $2.1 million in the three-month period and $3.7 million in the six-month period over the comparable periods relating to expenditures on the ANAVEX®3-71-SZ-001 clinical trial, which trial commenced in the second quarter of fiscal 2024.

(ii)	an increase in personnel costs of $0.9 million for the six-month period related to the addition of new consultants engaged to assist in the preparation of the submission of our Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA); and

(iii)	an increase of approximately $1.2 million in the six-month period over the comparable period relating to manufacturing activities of ANAVEX®2-73 for potential commercial use, and to support the MAA.

These increases were partially offset by (i) a decrease of approximately $0.6 million in the three-month period and $1.2 million in the six-month period in expenditures over the comparable periods relating to our Alzheimer’s program, as a result of the completion of the Phase 2b/3 clinical trial open label extension and (ii) a decrease in stock based compensation charges of $0.8 million in the three-month period and $0.9 million in the six-month period due to a change in estimates associated with milestone-based options.

The following table summarizes our research and development expenses for the three- and six-months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Cost of external service providers	$6,018	$5,167	$11,494	$9,732
Personnel costs	3,010	2,862	6,674	5,610
Share based compensation	844	1,673	2,097	3,033
Other common costs	20	27	73	38
Total research and development costs	$9,892	$9,729	$20,338	$18,413

During the three- and six-months ended March 31, 2025 and 2024, external service provider costs by product candidate was as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
ANAVEX®2-73	$3,232	$4,180	$6,752	$7,991
ANAVEX®3-71	2,693	856	4,282	1,453
All other product candidates	44	61	286	66
Other external service provider costs	49	70	174	222
Total external service provider costs	$6,018	$5,167	$11,494	$9,732

General and administrative expenses were $2.6 million for the three months ended March 31, 2025, as compared to $2.9 million for the same quarter of fiscal 2024. General and administrative expenses were $5.8 million for the six months ended March 31, 2025, as compared to $5.6 million for the six months ended March 31, 2024. In both periods, increases in legal fees were offset by a decrease in stock based compensation charges.

Other income (net)

Net other income for the three-months ended March 31, 2025 was $1.3 million, as compared to $2.1 million for the comparable three-months ended March 31, 2024. The decrease in other income is primarily related to a decrease in interest income associated with a change in market wide rates and principal balances held, as well as decrease in research and development incentive income, as a result of the completion of the open label extensions of our Australian clinical trials.

Net other income for the six months ended March 31, 2025 was $2.8 million as compared to $4.8 million for the comparable six months ended March 31, 2024. The decrease in other income for the six-month period is also primarily related to a decrease in interest income associated with a change in market wide rates and principal balances held, as well as decrease in research and development incentive income, as a result of the completion of the open label extensions of our Australian clinical trials

Net loss

Net loss for the three-months ended March 31, 2025, was $11.2 million, or $0.13 per share, as compared to $10.5 million, or $0.13 per share in the comparative quarter of fiscal 2024.

Net loss for the six-months ended March 31, 2025, was $23.3 million, or $0.27 per share, as compared to $19.2 million, or $0.23 per share for the six-months ended March 31, 2024. The increase in net loss for the quarter and year-to-date periods is primarily related to an increase in research and development expenditures and a decrease in other income, as discussed above.

Liquidity and Capital Resources

Working Capital (in thousands)

	March 31, 2025	September 30, 2024
Current Assets	$117,139	$135,567
Current Liabilities	17,381	15,304
Working Capital	$99,758	$120,263

On March 31, 2025, we had net current assets of $99.8 million, a decrease of approximately $20.5 million from our year ended September 30, 2024. The decrease in net current assets primarily relates to cash utilized in operations during the period.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform the work necessary to prepare for future development of our pipeline compounds.

Cash Flows

The following table summarizes cash flows during the six months ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Net cash flows used in operating activities	$(17,976)	$(18,974)
Net cash flows provided by financing activities	1,560	7,336
Decrease in cash and cash equivalents	$(16,416)	$(11,638)

Cash flow used in operating activities

Net cash used in operating activities for the six-months ended March 31, 2025 was $18.0 million, compared to $19.0 million during the comparable period ended March 31, 2024. The principal reason for this is due to changes in working capital as a result of (i) the receipt of the annual research and development incentive tax refund during the current quarter, whereas such amount was received in third quarter of fiscal 2024 and (ii) an increase in accrued liabilities related to activities associated with a large manufacturing run for ANAVEX®2-73, which work was not yet invoiced at March 31, 2025.

Cash flow provided by financing activities

Cash flows from financing activities for the six-month period ended March 31, 2025 was $1.6 million, compared to cash provided from financing activities of $7.3 million during the comparable six-month period ended March 31, 2024.

During the six months ended March 31, 2025, we received $1.6 million in cash from the exercise of stock options by our employees.

During the six months ended March 31, 2024, cash provided by financing activities was primarily attributable to cash received from the issuance of common shares at various market prices under the 2023 Purchase Agreement.

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

On any business day and subject to having an effective registration statement and subject to certain customary conditions, the Company may direct Lincoln Park to purchase up to 200,000 shares of Common Stock (such purchases, “Regular Purchases”). The amount of a Regular Purchase may increase under certain circumstances based on the market price of the Common Stock; provided, however, that Lincoln Park’s committed obligation under any Regular Purchase shall not exceed $4.0 million. The purchase price of shares of Common Stock will be based on the then prevailing market prices of such shares at the time of sales as described in the 2023 Purchase Agreement. There are no limits on the price per share that Lincoln Park may pay to purchase Common Stock under the 2023 Purchase Agreement. In addition, if the Company has directed Lincoln Park to purchase the full amount of Common Stock available as a Regular Purchase on a given day, it may direct Lincoln Park to purchase additional amounts as “accelerated purchases” and “additional accelerated purchases,” each as set forth in the 2023 Purchase Agreement.

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

During the six-months ended March 31, 2025, the Company did not issue any shares of common stock under the 2023 Purchase Agreement. During the six-month period ended March 31, 2024, the Company issued to Lincoln Park an aggregate of 1,503,707 shares of Common Stock under the 2023 Purchase Agreement, including 1,500,000 shares of Common Stock for an aggregate purchase price of $7,411,700 and 3,707 commitment shares.

On March 31, 2025, there was an unused amount of $110.8 million under the 2023 Purchase Agreement. The Company will need to obtain effectiveness of a new registration statement in order to access funds under the 2023 Purchase Agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise during the course of business. The Company is currently subject to the following lawsuits:

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the “Initial Action”). The complaint was captioned Blum v. Anavex Life Sciences, Corp. et al., case number 1:24-cv-01910, and it named the Company and Christopher Missling as Defendants. The complaint alleged violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome (the “March 2024 Complaint”). At a hearing on or about June 13, 2024, the Court named another purported Company shareholder, Quintessa Huey, as lead plaintiff with respect to the March 2024 Complaint. An Amended Complaint was filed by the appointed lead plaintiff on July 12, 2024, which asserts allegations related to purported violations of Section 10(b) of the Securities Exchange Act tied to disclosures associated with the same clinical trials related to Rett Syndrome, and which names the Company and Christopher Missling as defendants. The Amended Complaint seeks unspecified damages, as well as costs, including counsel and expert witness fees, on behalf of a class of investors who purchased stock of the Company on the NASDAQ during the period February 1, 2022 through January 1, 2024. The defendants filed a motion to dismiss the complaint. The motion to dismiss is fully-briefed and awaiting a decision by the Court.

On May 8, 2024, a similar complaint was filed in the same court by Kenneth Downing (case no. 1:2024-cv-03529), a purported shareholder of the Company, against the same defendants as the March 2024 Complaint. The defendants filed a motion to dismiss the complaint. Plaintiff Downing voluntarily dismissed his complaint subsequent to the filing of the motion to dismiss.

On or about May 13, 2024, a derivative lawsuit was filed against the Company (as nominal defendant), Christopher Missling, and members of the Company’s Board of Directors in the U.S. District Court for the District of Nevada by another purported shareholder named Denise Deangelis. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a) of the Securities Exchange Act regarding the same or similar allegations at issue in the two purported class action lawsuits related to disclosures and statements made about certain clinical trials related to Rett Syndrome. On January 22, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the motion to dismiss filed by defendants in the above-referenced class action (Quintessa Huey) lawsuit is decided by the U.S. District Court for the Southern District of New York.

On February 14, 2025, another derivative lawsuit asserting state law breach of fiduciary duty and unjust enrichment claims based upon similar allegations was filed against the Company (as nominal defendant), Christopher Missling, and members of the Company’s Board of Directors in the Supreme Court for the State of New York, County of New York, by another purported shareholder named Evan Levitan. The parties to that action also have stipulated to a stay of the proceeding until the Court rules on the motion to dismiss in the putative class action lawsuit pending in the U.S. District Court for the Southern District of New York. The New York state court has not yet entered an order pursuant to the stipulation of the parties.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 23, 2024 except the following:

Risks Related to the Discovery and Development of Our Current and Future Product Candidates

The marketing approval process for pharmaceutical products is a lengthy, complex and highly regulated process and we cannot predict the outcome of any interactions with the regulatory authorities or when we will receive marketing approval, if at all.

The regulatory approval processes of the EMA, the FDA, and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and the approval process can vary significantly depending on the regulatory authority. Relevant health authorities may, at the time of the filing of the application for a marketing authorization, or later during their review, impose requirements that can evolve over time, including requiring additional clinical trials, and such authorities may delay or refuse to grant approval. A finding that our Phase 2b/3 ANAVEX2-73-AD-004 clinical trial is insufficient to support the current marketing authorization in Alzheimer’s disease could lead us to decide, after consultation with regulatory authorities, to voluntarily withdraw our MAA for blarcamesine.

In recent years, health authorities have become increasingly focused on product safety and on the risk/benefit profile of pharmaceutical products, which could lead to more burdensome and costly approval processes and negatively affect our ability to obtain regulatory approval for products under development. For example, the U.S. Food and Drug Administration (the “FDA”) and the European Medicines Agency (the “EMA”), have been implementing strict requirements for approval, particularly in terms of the volume of data needed to demonstrate a product’s efficacy and safety.

Obtaining and maintaining regulatory approval of blarcamesine or any future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of those product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of blarcamesine and any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from each other, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., including Canada, and certain jurisdictions in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions and such regulatory requirements can vary widely from country to country. Obtaining other regulatory approvals and compliance with other regulatory requirements could result in significant delays, difficulties and costs for us and could require additional preclinical studies or clinical trials, which could be costly and time-consuming and could delay or prevent the introduction of our products in certain countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have experience in obtaining regulatory approval in international markets or within the United States. If we fail to comply with the regulatory requirements in international or domestic markets and/or obtain and maintain applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of blarcamesine or any future product candidates will be harmed.

Risks Related to Our Business

Changes in U.S. and international trade policies may adversely impact our business and operating results.

The U.S. government has made statements and taken actions that have led to certain changes and may lead to additional changes to U.S. and international trade policies. For example, President Trump has imposed or signaled to impose a series of tariffs on certain products manufactured outside the United States, including pharmaceutical products and raw materials and components for pharmaceutical products, and it is unknown whether and to what extent additional tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. Such unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the import and export of materials and products used in our drug development. For example, we have already faced increased costs associated with our imports of drug products due to newly imposed tariffs on Canada. These policies may also affect the demand for our product candidates, the competitive position of our product candidates, and clinical manufacturing and future commercial activities. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if the U.S. government takes retaliatory trade actions due to the ongoing trade tensions, such changes could have an adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Plans

None of our directors or Section 16 officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K) during the three-month period ended March 31, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 14, 2023)
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1**	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 13, 2025

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: May 13, 2025