Form 10-Q
period 2025-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2025-08-12
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 85,893,834 shares of Common Stock outstanding as of August 12, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Anavex Life Sciences Corp.
Condensed Consolidated Interim Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	September 30,
	2025	2024
	(Unaudited)
Assets
Current
Cash and cash equivalents	$101,164	$132,187
Incentive and tax receivables	820	2,449
Prepaid expenses and other current assets	448	931
Total Assets	$102,432	$135,567

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$6,740	$9,627
Accrued liabilities - Note 3	3,929	4,835
Deferred grant income - Note 4	805	842
Total Liabilities	$11,474	$15,304

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	-	-
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
85,411,692 common shares (September 30, 2024 - 84,795,517)	85	85
Additional paid-in capital	463,494	456,249
Accumulated deficit	(372,621)	(336,071)
Total Stockholders’ Equity	$90,958	$120,263
Total Liabilities and Stockholders’ Equity	$102,432	$135,567

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Operating expenses
General and administrative	$4,500	$2,792	$10,266	$8,382
Research and development	9,959	11,811	30,298	30,224

Total operating expenses	14,459	14,603	40,564	38,606
Operating loss	(14,459)	(14,603)	(40,564)	(38,606)

Other income (expense)
Grant income	25	—	37	—
Research and development incentive income	127	526	635	1,591
Interest income, net	1,075	1,796	3,679	5,561
Foreign exchange gain (loss)	(11)	67	(337)	72
Total other income, net	1,216	2,389	4,014	7,224
Net loss and comprehensive loss	$(13,243)	$(12,214)	$(36,550)	$(31,382)

Net Loss per share
Basic and diluted	$(0.16)	$(0.14)	$(0.43)	$(0.38)

Weighted average number of shares outstanding
Basic and diluted	85,380,587	84,535,328	85,085,795	83,022,330

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended June 30,
	2025	2024

Cash Flows used in Operating Activities
Net loss	$(36,550)	$(31,382)
Adjustments to reconcile net loss to net cash used in operations:
Gain on settlement of accounts payable	—	(59)
Share based compensation	7,828	7,425
Changes in working capital balances related to operations:
Incentive and tax receivables	1,629	989
Prepaid expenses and deposits	483	(406)
Accounts payable	(2,887)	(760)
Accrued liabilities	(906)	39
Deferred grant income	(37)	—
Net cash used in operating activities	(30,440)	(24,154)

Cash Flows provided by Financing Activities
Issuance of common shares	—	11,284
Payment for taxes related to cashless exercise of options	(2,262)	—
Proceeds from exercise of stock options	1,679	602
Net cash (used in) provided by financing activities	(583)	11,886

Decrease in cash and cash equivalents during the period	(31,023)	(12,268)
Cash and cash equivalents, beginning of period	132,187	151,024
Cash and cash equivalents, end of period	$101,164	$138,756

Supplemental Cash Flow Information
Cash paid for state and local franchise taxes	$109	$220
Common stock issued upon cashless exercise of stock option	$548	$—

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
For the three months ended June 30, 2025 and 2024
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Share Proceeds	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance, April 1, 2025	85,333,652	$85	$459,051	$—	$(359,378)	$99,758
Shares issued pursuant to exercise of stock options	39,389	—	119	—	—	119
Shares issued pursuant to cashless exercise of stock option	50,000	1	88	—	—	89
Shares withheld related to cashless exercise of stock option	(11,349)	(1)	(88)	—	—	(89)
Share based compensation	—	—	4,324	—	—	4,324
Net loss	—	—	—	—	(13,243)	(13,243)
Balance, June 30, 2025	85,411,692	$85	$463,494	$—	$(372,621)	$90,958

Balance, April 1, 2024	83,616,218	$84	$447,345	$(234)	$(312,237)	$134,958
Shares issued under 2023 purchase agreement
Purchase shares	950,000	1	3,870	234	—	4,105
Commitment shares	1,939	—	—	—	—	—
Shares issued pursuant to exercise of stock options	227,360	—	533	(89)	—	444
Share based compensation	—	—	2,488	—	—	2,488
Net loss	—	—	—	—	(12,214)	(12,214)
Balance, June 30, 2024	84,795,517	$85	$454,236	$(89)	$(324,451)	$129,781

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
For the nine months ended June 30, 2025 and 2024
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Share Proceeds	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance, October 1, 2024	84,795,517	$85	$456,249	$—	$(336,071)	$120,263
Shares issued pursuant to exercise of stock options	360,021	—	1,679	—	—	1,679
Shares issued pursuant to cashless exercise of stock options	550,000	1	547	—	—	548
Shares withheld related to cashless exercise of stock options and taxes	(293,846)	(1)	(2,809)	—	—	(2,810)
Share based compensation	—	—	7,828	—	—	7,828
Net loss	—	—	—	—	(36,550)	(36,550)
Balance, June 30, 2025	85,411,692	$85	$463,494	$—	$(372,621)	$90,958

Balance, October 1, 2023	82,066,511	$82	$434,839	$—	$(293,069)	$141,852
Shares issued under 2023 Purchase Agreement
Purchase shares	2,450,000	3	11,281	—	—	11,284
Commitment shares	5,646	—	—	—	—	—
Shares issued pursuant to exercise of stock options	273,360	—	691	(89)	—	602
Share based compensation	—	—	7,425	—	—	7,425
Net loss	—	—	—	—	(31,382)	(31,382)
Balance, June 30, 2024	84,795,517	$85	$454,236	$(89)	$(324,451)	$129,781

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2025 – Page 1
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

Operating results for the nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.

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

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2025 – Page 2
(Unaudited)

Other than our rights related to the Sales Agreement (as defined below in Note 7) and the 2023 Purchase Agreement (as defined below in Note 5), there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. The Company will need to file a prospectus supplement in order to access funds under the 2023 Purchase Agreement. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its research and development activities.

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

At June 30, 2025 and September 30, 2024, the Company did not have any Level 2 or Level 3 assets or liabilities.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2025 – Page 3
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

As of June 30, 2025 loss per share excludes 15,463,566 (June 30, 2024: 15,190,254) potentially dilutive common shares related to outstanding options and warrants, as their effect was anti-dilutive.

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

Note 3 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	June 30,	September 30,
	2025	2024
Accrued investigator payments	$149	$860
Accrued compensation and benefits	1,188	1,527
Milestone-based contract accruals	547	557
All other accrued liabilities	2,045	1,891
Total accrued liabilities	$3,929	$4,835

Note 4 Other Income

Grant income

As of June 30, 2025, the Company had received a $1.0 million research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 (blarcamesine) related to Parkinson’s disease. Of the total, $0.5 million was received during the year ended September 30, 2023 and $0.5 million was received during the year ended September 30, 2021.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2025 – Page 4
(Unaudited)

The grant income has been deferred when received and is being amortized to other income as the related research and development expenditures are incurred. During the three and nine months ended June 30, 2025, the Company recognized $24,956 and $37,231, respectively (three and nine months ended June 30, 2024: $0) of this grant on its statements of operations within grant income. At June 30, 2025 an amount of $0.8 million (September 30, 2024: $0.8 million) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statements of operations as the related expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

During the three and nine months ended June 30, 2025, the Company recorded research and development incentive income of $0.1 million (AUD 0.2 million) and $0.6 million (AUD 1.0 million), respectively (June 30, 2024: $0.5 million (AUD 0.8 million) and $1.6 million (AUD 2.4 million), respectively) in respect of the Australia R&D credit for eligible research and development expenses incurred during the period. This amount is included within Other income (expense) on the condensed consolidated interim statements of operations and comprehensive loss.

At June 30, 2025, Incentive and tax receivables includes $0.6 million (AUD 1.0 million) (September 30, 2024: $2.3 million (AUD 3.3 million)) relating to Australia R&D credits earned during the period that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

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
June 30, 2025 – Page 5
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

During the nine months ended June 30, 2025, the Company did not issue any shares of common stock under the 2023 Purchase Agreement (June 30, 2024: an aggregate of 2,455,646 shares of common stock including 2,450,000 shares for an aggregate purchase price of $11.3 million and 5,646 commitment shares).

At June 30, 2025, there was an unused amount of $110.8 million under the 2023 Purchase Agreement. The Company will need to file a prospectus supplement in order to access funds under the 2023 Purchase Agreement.

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

During the nine months ended June 30, 2024, no shares were sold pursuant to the Offering.

On July 24, 2024, the Company terminated the 2020 Sales Agreement.

Stock Options

During the nine months ended June 30, 2025, the Company issued 217,503 shares of common stock to the Company’s Chief Executive Officer upon a net exercise of an option to purchase 500,000 shares of common stock at an exercise price of $0.92 per share. In connection with the exercise, the Company withheld 47,745 shares of common stock as consideration of the exercise price of $0.46 million and 234,752 shares of common stock as consideration for the payment of $2.3 million in connection with tax withholding obligations associated with the exercise. The number of shares withheld were based upon a market price of $9.63 per share as determined by reference to the average high and low sales price reported on the Nasdaq stock exchange on the date of exercise.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2025 – Page 6
(Unaudited)

During the three and nine months ended June 30, 2025, the Company issued 38,651 shares of common stock to a director of the Company upon a net exercise of an option to purchase 50,000 shares of common stock at an exercise price of $1.76 per share. The Company withheld 11,349 shares of common stock as consideration of the exercise price of $88,000. The number of shares withheld were based upon a market price of $7.75 per share as determined by reference to the average high and low sales price reported on the Nasdaq stock exchange on the date of exercise

Note 6 Commitments and Contingencies

Lease

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

The operating lease costs were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Operating lease costs	$33	$31	$99	$92

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

The Company made matching contributions under the 401(k) plan as follows (in thousands):

	Three months ended June 30,			Nine months ended June 30,
	2025	2024	2025	2024
Contributions to 401(k) plan	$98	$56	$213	$223

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

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York and it named the Company and an officer of the Company as Defendants. The complaint was amended on July 12, 2024 (the “Initial Action”). The complaint alleged violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome. This lawsuit was dismissed by the United States District Court for the Southern District of New York on June 18, 2025. The plaintiff filed a notice of appeal on July 17, 2025. A briefing schedule has not yet been entered. No amount has been recorded in these condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2025 – Page 7
(Unaudited)

On May 8, 2024, a similar complaint was filed in the same court by Kenneth Downing, a purported shareholder of the Company, against the same defendants. The Company believed that this lawsuit was without merit and filed a motion to dismiss the complaint. Plaintiff Downing voluntarily dismissed this complaint subsequent to the filing of the motion to dismiss.

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

On February 14, 2025, another derivative lawsuit asserting state law breach of fiduciary duty and unjust enrichment claims based upon similar allegations was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the Supreme Court for the State of New York, County of New York, by another purported shareholder. The parties to that action also have agreed to a stipulation that would stay the proceeding until the Court rules on the motion to dismiss in the putative class action lawsuit pending in the U.S. District Court for the Southern District of New York. The New York state court has not yet entered an order pursuant to the stipulation of the parties. No amount has been recorded in these condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

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

Share Purchase Warrants

At June 30, 2025 and September 30, 2024, the Company had 10,000 share purchase warrants outstanding exercisable at $12.00 per share until April 21, 2026.

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
June 30, 2025 – Page 8
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

On April 17, 2025, the Board approved an amendment to the 2022 Plan (the “Amendment”). The Amendment was approved by the stockholders on June 10, 2025. The Amendment increased the number of shares of common stock reserved for issuance under the 2022 Plan by 4,000,000 shares for a total of 14,000,000. In addition, the Amendment established a minimum vesting period of one year for all awards granted under the 2022 Plan and limited the discretion to accelerate the vesting of awards upon a separation from service, with limited exceptions permitted. Finally, the Amendment prohibited liberal share recycling provisions.

As at June 30, 2025, 6,542,062 options had been issued under the 2022 Plan and 8,418,866 options were available for issue under the 2022 Plan.

The following summarizes information about stock option activity during the nine months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2024	15,037,754	6.80	5.12	15,825,791
Granted	1,488,500	8.58	6.22	—
Expired	(100,000)	16.24	—	—
Exercised	(910,021)	2.45	1.40	7,322,930
Forfeited	(62,667)	4.79	3.59	—
Outstanding, June 30, 2025	15,453,566	7.17	5.41	45,810,270
Exercisable, June 30, 2025	10,541,530	6.07	4.73	39,517,791

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2025 – Page 9
(Unaudited)

The following summarizes information about stock options at June 30, 2025 by a range of exercise prices:

		Number of	Weighted average remaining	Weighted average	Number of	Weighted average
Range of exercises prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$2.30	$5.00	4,468,200	3.43	$3.04	4,357,366	$2.99
$5.01	$7.00	3,639,019	5.14	$5.58	2,660,229	$5.65
$7.01	$9.00	4,372,347	6.91	$8.09	1,896,684	$7.70
$9.01	$13.00	1,609,000	6.56	$10.29	1,101,417	$10.39
$13.01	$25.00	1,365,000	6.16	$18.33	525,834	$18.70
		15,453,566	5.38	$7.17	10,541,530	$6.07

The weighted average per share fair value of options vested at June 30, 2025 was $4.73 (September 30, 2024: $4.34). At June 30, 2025, the weighted average contractual life of options outstanding was 5.38 years (September 30, 2024: 5.48 years) and for options exercisable was 4.10 years (September 30, 2024: 4.03 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at June 30, 2025.

The Company recognized share-based compensation expense of $4.3 million and $7.8 million during the three and nine months ended June 30, 2025, respectively (three and nine months ended June 30, 2024: $2.5 million and $7.4 million, respectively) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s condensed consolidated interim statements of operations as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
General and administrative	$1,717	$997	$3,124	$2,901
Research and development	2,607	1,491	4,704	4,524
Total share-based compensation	$4,324	$2,488	$7,828	$7,425

An amount of approximately $10.0 million in share-based compensation is expected to be recorded over the remaining term of such options and warrants through fiscal 2029.

The fair value of each stock option award is estimated on the date of grant using the Black Scholes option pricing model. The fair value of share-based compensation charges recognized during the three and nine months ended June 30, 2025 was determined with reference to the quoted market price of the Company’s shares on the grant date and based on the following weighted average assumptions:

	2025	2024
Risk-free interest rate	3.98%	4.29%
Expected life of options (years)	5.57	5.77
Annualized volatility	86.49%	84.82%
Dividend rate	0.00%	0.00%

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2025 – Page 10
(Unaudited)

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

Sales Agreement

On July 25, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (the “Sales Agent”). Pursuant to the Sales Agreement, the Company may offer and sell up to an aggregate offering price of $150 million (the “Offering”) in shares of common stock from time to time through the Sales Agent.

Upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell shares of common stock by methods deemed to be an “at the market offering”, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the Company’s prior written consent. The Company is not obligated to make any sales of shares under the Sales Agreement. The Company or the Sales Agent may suspend or terminate the Offering upon notice to the other party, subject to certain conditions. The Sales Agent will act as sales agent on a commercially reasonable efforts basis consistent its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company has agreed to pay the Sales Agent commissions for its services of up to 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the Sales Agreement. The Company has also agreed to provide the Sales Agent with customary indemnification and contribution rights.

Tax Legislation

On July 4, 2025, the United States President signed into law the One Big Beautiful Bill Act, a budget reconciliation package that changes many key provisions of the U.S. federal income tax code, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017. The Company is evaluating the impact on its financial statements from this legislation and the anticipated forthcoming administrative guidance. The Company expects the most significant impact of the new legislation will be to allow for more taxpayer-favorable treatment of research and development expenditures for US income tax purposes.

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

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the FDA and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical studies and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2024 and the risks described in Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

In November 2024, we announced the submission of a Marketing Authorisation Application (“MAA”) to the European Medicines Agency (EMA), under the centralized procedure, for ANAVEX®2-73 for the treatment of Alzheimer’s disease and, in December 2024, the EMA accepted the submission for scientific review. The MAA, if approved, would allow direct market access throughout the European Union for oral ANAVEX®2-73 (blarcamesine) for the treatment of Alzheimer’s disease. A company seeking to market a new pharmaceutical product through the centralized procedure must file safety data and efficacy data as part of the MAA. After the EMA evaluates the MAA, it provides a recommendation to the European Commission (“EC”) and the EC then approves or denies the MAA. Throughout the scientific review process with the EMA, we may receive feedback or comments which, while not a conclusive decision, could suggest the application provided is insufficient to support the marketing authorization. We may not be able to sufficiently address these comments or requests. Alternatively, these comments or requests could lead us to decide, after consultation with our advisors or the regulatory authorities, to withdraw or amend our MAA for blarcamesine. The Company plans to announce the results when the EMA review and decision-making is finished and does not plan to provide interim updates.

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

Our Target Indications

We are developing compounds with potential application to two broad categories and several specific indications, including:

Central Nervous System Diseases

●

Alzheimer’s disease – An estimated 7.2 million Americans aged 65 and older are living with Alzheimer’s dementia in 2025, according to the Alzheimer’s Association®. The Alzheimer’s Association® estimates that the annual number of new cases of Alzheimer’s and other dementias is projected to double by 2050. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. We believe that there is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

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

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to thirty (30) issued U.S. patents, twenty (20) pending U.S. patent applications, and numerous PCT and ex-U.S. patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

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

Comparison of the three- and nine- months ended June 30, 2025 and 2024

Operating Expenses

Total operating expenses for the three months ended June 30, 2025 were $14.5 million, compared to $14.6 million for the comparable three months ended June 30, 2024. Total operating expenses for the nine months ended June 30, 2025 were $40.6 million, compared to $38.6 million for the comparable nine months ended June 30, 2024.

Our research and development expenses for the three months ended June 30, 2025 were $10.0 million, as compared to $11.8 million for the three months ended June 30, 2024. Our research and development expenses for the nine months ended June 30, 2025 were $30.3 million, compared to $30.2 million in the comparable nine months ended June 30, 2024.

The decrease in research and development expenses during the three-month period is primarily related to the following:

(i)	a decrease of approximately $1.9 million over the comparable periods relating to the completion of a large manufacturing campaign for ANAVEX®2-73 for potential commercial use, and to support the MAA; and

(ii)	a decrease of approximately $1.0 million related to our Alzheimer’s program, as a result of the completion of the Phase 2b/3 open label extension in June 2024.

These decreases were partially offset by an increase of approximately $1.1 million in stock-based compensation charges due to a new grant of milestone-based options to existing staff in March 2025, which expense is being recorded over the expected vesting period.

Research and development expenses were consistent during the nine-month period as related to the comparable nine-month period. An increase of approximately $3.6 million over the comparable period relating to expenditures on the ANAVEX®3-71-SZ-001 clinical trial, which commenced in March 2024 was offset by (i) a decrease of approximately $3.0 million in expenditures over the comparable period relating to our Alzheimer’s program, as a result of the completion of the Phase 2b/3 clinical trial open label extension in June 2024 and (ii) a decrease of approximately $0.7 million relating to the manufacturing activities for Anavex®3-71 completed in the comparable period, for use in future clinical trials.

The following table summarizes our research and development expenses for the three- and nine-months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Cost of external service providers	$3,378	$6,204	$14,872	$15,936
Personnel costs	3,654	3,928	10,328	9,538
Share based compensation	2,607	1,491	4,704	4,524
Other common costs	320	188	394	226
Total research and development costs	$9,959	$11,811	$30,298	$30,224

During the three- and nine-months ended June 30, 2025 and 2024, external service provider costs by product candidate was as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
ANAVEX®2-73	$2,334	$4,597	$9,086	$12,588
ANAVEX®3-71	928	1,322	5,210	2,775
All other product candidates	6	5	292	71
Other external service provider costs	110	280	284	502
Total external service provider costs	$3,378	$6,204	$14,872	$15,936

General and administrative expenses were $4.5 million for the three months ended June 30, 2025, as compared to $2.8 million for the same quarter of fiscal 2024. General and administrative expenses were $10.3 million for the nine months ended June 30, 2025, as compared to $8.4 million for the nine months ended June 30, 2024. In both periods the increases were primarily related to corporate legal fees and intellectual property legal fees associated with legal matters and patent filings and maintenance. In the three month period, the increase was also related to an increase in non-cash stock based compensation charges associated with a new grant of milestone-based options to existing staff in March 2025.

Other income (net)

Net other income for the three-months ended June 30, 2025 was $1.2 million, as compared to $2.4 million for the comparable three-months ended June 30, 2024. Net other income for the nine months ended June 30, 2025 was $4.0 million as compared to $7.2 million for the comparable nine months ended June 30, 2024. In both periods, the decrease in other income is related to a decrease of research and development incentive income, as a result of the completion of Australian clinical trials, as well as a decrease in interest income as a result of lower cash balances and market interest rates.

Net loss

Net loss for the three-months ended June 30, 2025, was $13.2 million, or $0.16 per share, as compared to $12.2 million, or $0.14 per share in the comparative quarter of fiscal 2024.

Net loss for the nine-months ended June 30, 2025, was $36.6 million, or $0.43 per share, as compared to $31.4 million, or $0.38 per share for the nine-months ended June 30, 2024. The increase in net loss is primarily related to the net increases in operating expenses and net decreases in other income, as more fully described above.

Liquidity and Capital Resources

Working Capital (in thousands)

	June 30, 2025	September 30, 2024
Current Assets	$102,432	$135,567
Current Liabilities	11,474	15,304
Working Capital	$90,958	$120,263

On June 30, 2025, we had net current assets of $91.0 million, a decrease of approximately $29.3 million from our year ended September 30, 2024. The decrease in net current assets primarily relates to cash utilized in operations during the period.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform the work necessary to prepare for future development of our pipeline compounds.

Cash Flows

The following table summarizes cash flows during the nine months ended June 30, 2025 and 2024 (in thousands):

	2025	2024
Net cash flows used in operating activities	$(30,440)	$(24,154)
Net cash flows (used in) provided by financing activities	(583)	11,886
Decrease in cash and cash equivalents	$(31,023)	$(12,268)

Cash flow used in operating activities

Net cash used in operating activities for the nine-months ended June 30, 2025 was $30.4 million, compared to $24.2 million during the comparable period ended June 30, 2024. The principal reason for this is due to a net increase in net loss over the comparable period, as described above, as well as a decrease in working capital balances during the period, as compared to the prior period.

Cash flow provided by financing activities

Cash flows used in financing activities for the nine-month period ended June 30, 2025 was $0.6 million, compared to cash provided from financing activities of $11.9 million during the comparable nine-month period ended June 30, 2024.

During the nine months ended June 30, 2025, we received $1.7 million in cash from the exercise of stock options by our employees. We utilized $2.3 million to satisfy tax withholding obligations associated with the net exercise of an employee stock option to our CEO, in exchange for the withholding of shares.

During the nine months ended June 30, 2024, cash provided by financing activities was primarily attributable to cash received from the issuance of common shares at various market prices under the 2023 Purchase Agreement.

Other Financings

Sales Agreement

On July 25, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (the “Sales Agent”). Pursuant to the Sales Agreement, the Company may offer and sell up to an aggregate offering price of $150 million (the “Offering”) in shares of common stock from time to time through the Sales Agent.

Upon delivery of a placement notice based on our instructions and subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell shares of common stock by methods deemed to be an “at the market offering”, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to our prior written consent. We are not obligated to make any sales of shares under the Sales Agreement. We or the Sales Agent may suspend or terminate the Offering upon notice to the other party, subject to certain conditions. The Sales Agent will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of Nasdaq.

We have agreed to pay the Sales Agent commissions for its services of up to 3.0% of the gross proceeds from the sale of shares of Common Stock pursuant to the Sales Agreement. We have also agreed to provide the Sales Agent with customary indemnification and contribution rights.

2023 Purchase Agreement

On February 3, 2023, we entered into a $150,000,000 purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $150.0 million in value of our shares of Common Stock from time to time over a three-year period until February 3, 2026.

On any business day and subject to having an effective registration statement and subject to certain customary conditions, we may direct Lincoln Park to purchase up to 200,000 shares of Common Stock (such purchases, “Regular Purchases”). The amount of a Regular Purchase may increase under certain circumstances based on the market price of the Common Stock; provided, however, that Lincoln Park’s committed obligation under any Regular Purchase shall not exceed $4.0 million. The purchase price of shares of Common Stock will be based on the then prevailing market prices of such shares at the time of sales as described in the 2023 Purchase Agreement. There are no limits on the price per share that Lincoln Park may pay to purchase Common Stock under the 2023 Purchase Agreement. In addition, if we have directed Lincoln Park to purchase the full amount of Common Stock available as a Regular Purchase on a given day, we may direct Lincoln Park to purchase additional amounts as “accelerated purchases” and “additional accelerated purchases,” each as set forth in the 2023 Purchase Agreement.

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

During the nine-months ended June 30, 2025, the Company did not issue any shares of common stock under the 2023 Purchase Agreement. During the nine-month period ended June 30, 2024, the Company issued to Lincoln Park an aggregate of 2,455,646 shares of Common Stock under the 2023 Purchase Agreement, including 2,450,000 shares of Common Stock for an aggregate purchase price of $11.3 million and 5,646 commitment shares.

On June 30, 2025, there was an unused amount of $110.8 million under the 2023 Purchase Agreement. The Company will need to file a prospectus supplement in order to access funds under the 2023 Purchase Agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise during the course of business. The Company is currently subject to the following lawsuits:

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York and it named the Company and an officer of the Company as Defendants. The complaint was amended on July 12, 2024 (the “Initial Action”). The complaint alleged violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome. This lawsuit was dismissed by the United States District Court for the Southern District of New York on June 18, 2025. The plaintiff filed a notice of appeal on July 17, 2025. A briefing schedule has not yet been entered. No amount has been recorded in these condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

On May 8, 2024, a similar complaint was filed in the same court by Kenneth Downing, a purported shareholder of the Company, against the same defendants. The Company believed that this lawsuit was without merit and filed a motion to dismiss the complaint. Plaintiff Downing voluntarily dismissed this complaint subsequent to the filing of the motion to dismiss.

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

On February 14, 2025, another derivative lawsuit asserting state law breach of fiduciary duty and unjust enrichment claims based upon similar allegations was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the Supreme Court for the State of New York, County of New York, by another purported shareholder. The parties to that action also have also agreed to a stipulation that would stay the proceeding until the Court rules on the motion to dismiss in the putative class action lawsuit pending in the U.S. District Court for the Southern District of New York. The New York state court has not yet entered an order pursuant to the stipulation of the parties. No amount has been recorded in these condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

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

Risks Related to Our Business

Our business could be affected by litigation, government investigations and enforcement actions.

We currently operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings which may arise from conducting our business. In the ordinary course as a public company, the SEC and other U.S. and foreign regulatory and governmental agencies have initiated and may in the future initiate requests, comments and/or investigations regarding legal, regulatory and compliance matters of the Company. We have cooperated, and will in the future cooperate, on any such matters with such regulatory and governmental agencies, and such matters could require us to expend significant time, attention and resources. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.

Legal proceedings, government investigations and enforcement actions can be expensive and time-consuming. An adverse outcome resulting from any such proceedings, investigations or enforcement actions could result in significant damages, awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations. Even if such a proceeding, investigation or enforcement action is ultimately decided in our favor, the investigation and defense thereof could require substantial financial and management resources.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Plans

None of our directors or Section 16 officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K) during the three-month period ended June 30, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021 (File No. 001-37606))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 14, 2023 (File No. 001-37606))
10.1	Amendment No. 1 to Anavex Life Sciences Corp. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2025 (File No. 001-37606))
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Christopher Missling, PhD.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1**	Certification of Christopher Missling, PhD and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/ Christopher Missling, PhD

Christopher Missling, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 12, 2025

/s/ Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 12, 2025