Form 10-K
period 2025-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2025-11-25
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $708 million based on a price of $8.58 per share, being the closing price of the registrant’s common stock on March 31, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 89,348,107 issued and outstanding as of November 24, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “forecast,” “potential,” “predict,” “could,” “would”, “will”, “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

•	volatility in our stock price and in the markets in general;

•	our ability to successfully conduct preclinical studies and clinical trials for our product candidates;

•	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;

•	our ability to generate any revenue or to continue as a going concern;

•	our ability to execute our research and development plan on time and on budget;

•	our product candidates’ ability to demonstrate efficacy or an acceptable safety profile;

•	our ability to secure regulatory approval on our product candidates and commercialize such product candidates;

•	our ability to obtain the support of qualified scientific collaborators;

•	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;

•	our ability to identify and obtain additional product candidates;

•	our reliance on third parties in non-clinical studies and clinical trials;

•	our ability to defend against product liability claims;

•	our ability to safeguard against security breaches;

•	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;

•	our ability to comply with our intellectual property licensing agreements;

•	our ability to defend against claims of intellectual property infringement;

•	competition;

•	the anticipated start dates, durations and completion dates of our ongoing and future clinical trials;

•	the anticipated designs of our future clinical trials;

•	our ability to attract and retain qualified employees;

•	the impact of Fast Track designation on receipt of actual U.S. Food and Drug Administration (“FDA”) approval;

•	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or Fast Track designations;

•	the timing and likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives, including the timing of a decision by the European Medicines Agency, or EMA, regarding whether to approve the Marketing Authorization Application, or MAA, for blarcamesine for the treatment of Alzheimer’s disease; and

•	our anticipated future cash position and ability to obtain funding for our operations.

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the FDA, EMA and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical studies and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

Two consecutive trial extensions for the Phase 2a trial have allowed participants who completed the 52-week Part B of the trial to continue taking ANAVEX®2-73, providing an opportunity to gather extended safety data for a cumulative period of five years. In August 2020, patients completing these Phase 2a trial extensions were granted continued access to treatment with ANAVEX®2-73 through the Australian Government Department of Health – Therapeutic Goods Administration’s compassionate use Special Access Scheme.

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

In November 2024, we announced the submission of a Marketing Authorisation Application (“MAA”) to the European Medicines Agency (EMA), under the centralized procedure, for ANAVEX®2-73 for the treatment of Alzheimer’s disease and, in December 2024, the EMA accepted the submission for scientific review. The MAA, if approved, would allow direct market access throughout the European Union for oral ANAVEX®2-73 (blarcamesine) for the treatment of Alzheimer’s disease. A company seeking to market a new pharmaceutical product through the centralized procedure must file safety data and efficacy data as part of the MAA. After the EMA evaluates the MAA, it provides a recommendation to the European Commission (“EC”) and the EC then approves or denies the MAA. On November 14, 2025, we announced that we were informed by the Committee for Medicinal Products for Human Use (CHMP) of the EMA of a negative trend vote on the MAA following an oral explanation. The CHMP is expected to adopt a formal opinion on the MAA at its December 2025 meeting. We plan to request a re-examination of the CHMP opinion upon its formal adoption.

A long-term open label extension study of ANAVEX®2-73, referred to as the ATTENTION-AD trial, was initiated for patients who completed the 48-week Phase 2b/3 placebo-controlled trial referenced above. This trial extension for a duration of up to 96/144 additional weeks was completed in June 2024. The trial extension demonstrated that blarcamesine-treated patients continued to accrue benefit through up to 192 weeks, as measured by the clinical endpoints ADAS-Cog13 (LS mean difference -3.83; P = 0.0165) and ADCS-ADL (LS mean difference +4.30, P = 0.0206). No new safety findings were observed with continued blarcamesine treatment over three years, confirming good comparative safety profile and no associated neuroimaging adverse events. Delayed-start analysis of treatment with oral blarcamesine was significant, reflecting the importance of early treatment initiation.

Additional precision medicine population 48-week data demonstrates cognitive stabilization in early Alzheimer’s disease. Cognitive outcomes observed in the oral blarcamesine 30 mg precision medicine cohort move toward normal aging profiles across validated clinical scales. For ADAS-Cog13, blarcamesine showed a 48-week change from baseline of 0.853 compared to ~1 point typical annual decline in prodromal (pre-dementia) aging adults. For CDR-SB, blarcamesine demonstrated a change from baseline of 0.465, aligning with the 0-0.5 point annual range seen in prodromal aging. These data are similar to referenced barely detectable prodromal Alzheimer’s disease decline, in spite of the more advanced stage of Alzheimer’s disease impairment at baseline of the blarcamesine population.

Further posthoc analysis demonstrates continued long-term benefit from oral blarcamesine compared to decline observed in the Alzheimer’s Disease Neuroimaging Initiative (ADNI) control group. Externally matched control participants from the ADNI database were compared with participants over the 144-week period of ANAVEX®2-73-AD-004 and its ATTENTION-AD (ANAVEX®2-73-AD-EP-004) open-label extension (OLE) Phase IIb/III trial.[1] For ADAS-Cog13, total score ranges from 0 to 85 with higher scores indicating increased cognitive impairment.

[1] Observed raw data was used. Scheduled visits were [OLE Week 0 = Combined Week 48], [OLE Week 48 = Combined Week 96], [OLE Week 96 = Combined Week 144]; Combined = DB (double-blind) + OLE (open-label-extension) trials. Up to 144 weeks ADNI control group data was available.

In the intent-to-treat (ITT) population, significantly less cognitive decline was observed for the blarcamesine participants compared to the ADNI control group at 48 weeks with a significant, and clinically meaningful difference in mean change from baseline ADAS-Cog13 total score of −2.68 points (p < 0.0001).[2]

Over the course of the open-label extension study at time point 96 weeks, these two groups diverged sharply, with statistically significant differences in mean change in ADAS-Cog13 total score at 96 weeks of −6.41 points (p < 0.0001). The difference between groups continues to increase at 144 weeks (ADAS-Cog13 total score difference of −12.78 points; p < 0.0001).

The results provide evidence of the significant beneficial therapeutic effect of blarcamesine, which positively separates from the ADNI control group with duration of treatment.

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

[2] ADAS-Cog13 scores LS mean difference between the treatment groups being larger than 2 points are considered clinically meaningful improvements: Muir RT, Hill MD, Black SE, Smith EE. Minimal clinically important difference in Alzheimer's disease: Rapid review. Alzheimers Dement. 2024;20(5):3352-3363.

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

Also with respect to Parkinson’s disease, in January 2021, we were awarded a research grant of $1.0 million from The Michael J. Fox Foundation for Parkinson’s Research to explore utilization of PET imaging biomarkers to enable measurement of target engagement and pathway activation of the SIGMAR1 with clinically relevant doses including in people with Parkinson’s disease. This study is currently in the planning stage.

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

A preclinical study examined the response of ANAVEX®3-71 in aged transgenic animal models and showed a significant reduction in the rate of cognitive deficit, amyloid beta pathology and inflammation with the administration of ANAVEX®3-71. The FDA has granted Orphan Drug Designation to ANAVEX®3-71 for the treatment of Frontotemporal Demetia (“FTD”).

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

In May 2025 we announced the completion of enrollment of Part B of the study, which included more participants and a longer treatment duration. The top-line data of the Phase 2 ANAVEX®3-71-SZ-001 clinical was announced in October 2025. The study successfully achieved its primary endpoint, demonstrating that ANAVEX®3-71 was safe and well-tolerated. The safety profile was consistent with previous studies of ANAVEX®3-71 in healthy volunteers, with no serious treatment-emergent adverse events (TEAEs) and no severe TEAEs reported in either Part A or Part B of the study. In addition to meeting the primary safety endpoint, secondary and exploratory analyses revealed encouraging trends in several outcome measures. The study demonstrated positive trends in objective electroencephalography (EEG) and event-related potential (ERP) biomarkers of schizophrenia. Furthermore, neuroinflammatory biomarker assessments showed that glial fibrillary acidic protein (GFAP), a marker of neuroinflammation, was reduced in participants receiving ANAVEX®3-71 compared to placebo. This reduction in neuroinflammatory markers suggests a potential disease-modifying effect that may become more pronounced with longer treatment durations.

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

●

Rett syndrome – Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life: severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

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

●

Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, data from 2021 and 2022 suggest epilepsy affects roughly 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medications that are categorized as older traditional anti-epileptic drugs and second-generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

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

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 67,000 new cases of pancreatic cancer will be diagnosed this year and approximately 52,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by Market Data Forecast predict that the market for the global pharmaceutical treatment of pancreatic cancer will increase to $3.7 billion by 2027.

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

We believe our approach to the treatment of Alzheimer’s disease and other CNS diseases differs from our competitors. Our platform may offer a disease-modifying approach in neurodegenerative and neurodevelopmental diseases by activation of SIGMAR1. In our preclinical studies, when activated by SIGMAR1 agonists, such as ANAVEX®2-73, SIGMAR1 demonstrated reduced cellular stress before and after RNA gene transcription. Our studies confirm the potential existence of a predictive biomarker of response established through SIGMAR1 mRNA expression that could be used in future clinical trials. Because of its role in maintaining neuronal homeostasis, we believe sigma receptors show significant promise as viable targets for therapeutic molecules in an effort to treat Alzheimer’s disease and other CNS diseases and disorders by restoring healthy gene expression.

At this time, our competitors are primarily other biomedical development companies that are aiming to discover and develop compounds to be used in the treatment of Alzheimer’s disease and other CNS diseases, and those companies already doing so. We also face competition from academic institutions and government agencies, both in the United States and abroad.

Our competitors may have significantly greater financial resources, an established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, or may be in the process of obtaining regulatory approvals and marketing of approved products. These competitors also compete with us in recruiting and retaining qualified scientific and technical personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring or developing technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

For additional discussion of the risks related to competition, see Item 1A “Risk Factors.”

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to thirty (30) issued U.S. patents, seventeen (17) pending U.S. patent applications, and numerous PCT and ex-U.S. patents and patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

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

In addition, we own one issued U.S. patent with claims directed to a method of treating Alzheimer’s disease based upon selection of particular responders to ANAVEX®A2-73 treatment based upon the absence of certain genetic polymorphisms.

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

Government regulation

Government authorities in the United States, at the federal, state and local levels, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the local regulatory authority through an NDA, MAA or other regulatory process before it may be legally marketed in each jurisdiction. We are subject to various government regulations in connection with the development of our pipeline.

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

The Pediatric Research Equity Act (“PREA”), requires IND sponsors to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keeps a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Abbreviated New Drug Applications, 505(b)(2) Applications, and Marketing exclusivity

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or an approved method of use of the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book.” Drugs listed in the Orange Book can, in turn, be cited by competitors in support of approval of an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) application. In this case, the original NDA (the so-called pioneer drug) is known as the “listed” drug or “reference-listed” drug. An ANDA provides for marketing of a drug that has the same active ingredient and the same strength, route of administration and dosage form as the listed drug and has been shown through testing to be bioequivalent to the listed drug or receives a waiver from bioequivalence testing. ANDA applicants are generally not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug, other than the requirement for bioequivalence testing. Drugs approved in this way are considered therapeutically equivalent and are commonly referred to as “generic equivalents” to the listed drug. These drugs then generally can be substituted by pharmacists under prescriptions written for the original listed drug.

A 505(b)(2) application is a type of NDA that relies, in part, upon data the applicant does not own and to which it does not have a right of reference. Such applications often are submitted for changes to previously approved drug products and rely on the FDA’s prior findings of safety and effectiveness for a third party’s NDA to abbreviate the showings the sponsor of the 505(b)(2) application must make to establish that its product is safe and effective.

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

United States Patent Term Restoration

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process for a drug that has not been previously approved for commercial marketing. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent-term for our currently owned or licensed patents to add patent life beyond their current expiration dates, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Foreign Regulatory Requirements

In addition to regulations in the U.S., our business is subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Irrespective of whether it concerns an FDA approved or investigational drug, the commencement of clinical trials and the subsequent marketing of a drug product in foreign countries are subject to preliminary approvals from the corresponding regulatory authorities of such countries. For example, the conduct of clinical trials in the EU is governed by the Clinical Trials Regulation (EU) No 536/2014 (the “CTR”) and the principles and guidelines on GCP.

Before any clinical trial can begin, the sponsor must obtain approval from both a national ethics committee and the relevant National Competent Authority (NCA) in each country where the trial will take place. Since the implementation of the EU Clinical Trials Regulation (Regulation (EU) No. 536/2014), these applications are submitted through the central Clinical Trials Information System (CTIS), which harmonizes and streamlines trial approvals across Member States.

One NCA (the reporting EU member state selected by the sponsor) takes the lead in validating and evaluating the application, as well as consulting and coordinating with the other concerned member states in which the clinical trial is to be conducted. If an application is rejected, it may be amended and resubmitted through CTIS. A concerned member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in that member state.

Once sufficient evidence has been gathered to demonstrate that the medicine is safe and effective, a sponsor prepares a Marketing Authorisation Application (MAA). This application includes comprehensive information on quality, nonclinical, and clinical aspects, compiled in the Common Technical Document (CTD) format.

Most innovative medicines — particularly those for serious or rare diseases or involving novel mechanisms of action — are evaluated through the centralised procedure, which is administered by the European Medicines Agency (EMA). Under this route, the EMA’s Committee for Medicinal Products for Human Use (CHMP) conducts a scientific assessment of the application. The evaluation process typically takes 210 active days, during which rapporteurs and co-rapporteurs review the data and issue questions to the sponsor. The sponsor may also be invited to an oral explanation meeting to clarify aspects of the data or the scientific rationale supporting the application.

At the conclusion of its review, the CHMP issues an opinion — positive or negative — on whether the medicine should be authorised. If the CHMP issues a negative opinion, the applicant has the right to request a re-examination within fifteen days. In this process, new rapporteurs are appointed to reassess the case, often considering additional analyses, such as updated clinical findings, that may address earlier concerns.

When the CHMP adopts a positive opinion, the file is forwarded to the European Commission, which issues the final legally binding decision on marketing authorisation, typically within 67 days. A centrally granted marketing authorisation is valid in all EU Member States, as well as Iceland, Liechtenstein, and Norway.

After approval, the sponsor enters the post-authorisation phase, which involves continuous monitoring of the medicine’s safety and efficacy through pharmacovigilance activities. Sponsors must submit periodic safety update reports, comply with Good Pharmacovigilance Practice (GVP) requirements, and may be required to conduct post-authorisation safety or efficacy studies. The MA can also be varied, renewed, or, in rare cases, withdrawn, depending on emerging data.

Failure to comply with the EU member state laws implementing the EU Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU Member State laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the relevant EU Member State authorities. This may include any of the following sanctions: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, orders to suspend, vary, or withdraw the marketing authorization or requiring the manufacturer to issue public warnings, or to conduct a product recall.

The approval process in other countries outside the U.S. and the EU varies from country to country, and the time may be longer or shorter than that required for the FDA approval. In addition, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement for market access vary greatly from country to country. In all cases, clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

The civil monetary penalties law, 42 U.S.C. § 1320a-7a, provides, in part, that the federal government may seek civil monetary penalties against any person who presents or causes to be presented claims to a Federal health care program that the person knows or should know is for an item or services that were not provided as claimed or is false or fraudulent, or the person has made a false statement or used a false record to get a claim paid. The federal government may also seek civil monetary penalties for a wide variety of other conduct, including offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of providers and violations of the Federal Anti-Kickback Statute.

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

Research and Development Expenses

Historically, a significant portion of our operating expenses related to research and development. See our Consolidated Financial Statements contained elsewhere in this Annual Report for costs and expenses related to research and development, and other financial information for fiscal years 2025, 2024 and 2023.

Scientific Advisors

We are advised by scientists and physicians with experience relevant to our Company and our product candidates. Our scientific advisors include clinicians and scientists who are affiliated with a number of highly regarded medical institutions.

Employees

We currently have approximately thirty-four full-time employees, and we retain several independent contractors on a regular or as-needed basis. We believe that we have good relations with our employees.

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

•	Our history of losses and no revenue raises a risk regarding our ability to continue as a going concern in the future;

•	We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made;

•	Our research and development plans will require substantial additional future funding;

•	We may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities;

•	The marketing approval process is burdensome and may not be successful;

•	If we or any companion diagnostic collaborator of ours are unable to timely develop and obtain regulatory approval for companion diagnostic tests for our drug candidates, we may not realize the commercial potential of our drug candidates;

•	The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, which could lead to our inability to generate product revenue;

•	Regulatory authorities may not accept data from our trials conducted outside the United States;

•	Fast Track designation or breakthrough therapy designation that we have received or may seek out may not actually lead to a faster FDA review and approval process;

•	We may be unable to maintain any benefits associated with orphan drug designation, including market exclusivity;

•	We may fail to demonstrate efficacy in our non-clinical studies and clinical trials;

•	If a particular product candidate causes undesirable side effects, then we may be unable to receive regulatory approval of or commercialize such product candidate;

•	Treatment of neurodegenerative and central nervous system, or CNS, disorders, is a field that has seen very limited success in product development;

•	The use of any of our products in clinical trials may expose us to liability claims, causing our business to suffer;

•	We are highly dependent on our key personnel and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;

•	If we do not obtain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business;

•	We may not be able to develop, market or generate sales of our products to the extent anticipated;

•	Our technologies and future products may be rendered undesirable or obsolete if our competitors succeed in developing products and technologies faster or that are more effective or with a better profile than our own, or if scientific developments change our understanding of the potential scope and utility of our potential products;

•	Our reliance on third parties may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them or non-compliance with regulations;

•	If we fail to compete with respect to partnering, licensing, mergers, acquisitions, joint venture and other collaboration opportunities, our ability to research and develop our potential drug compounds may be limited;

•	Our business could be affected by litigation, government investigations and enforcement actions;

•	Loss of access to Australian government research and development income tax incentive refunds could have a negative effect on our future cash flows and the funding of future research and development projects;

•	Our ability to use our net operating loss carryforwards and tax credit carryforwards may be subject to limitation;

•	Healthcare laws and regulations could expose us to criminal sanctions, civil and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties;

•	Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue;

•	Issuing additional shares of common stock will result in the dilution of our existing stockholders and may cause our stock price to fall;

•	Our stock price has been volatile at times in the past and may be volatile in the future and our common stock may become the target of a “short squeeze”;

•	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired;

•	Intellectual property infringement claims may adversely affect our development and commercialization efforts;

•	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties;

•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property;

•	Obtaining and maintaining our patent protection depends on compliance with various requirements imposed by governmental patent agencies. Changes in patent law could impair our ability to protect our product candidates; and

•	We may fail to protect our intellectual property rights or the confidentiality of our trade secrets.

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

Since inception through September 30, 2025, we have accumulated a deficit of approximately $382 million. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues creates a greater risk of our continued ability to continue as a going concern in the future. As a result, our management expects the business to continue to experience negative cash flows for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are a clinical stage pharmaceutical research and development company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our future performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

We are a clinical stage company and have not generated any revenues to date. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential drug compounds will ever be approved for sale to pharmaceutical companies or generate commercial revenues. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a pre-revenue company, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug compounds either in non-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

We may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities.

To date, we have funded our operations primarily through issuances of shares at-the-market sales agreements pursuant to which we offer and sell shares of common stock registered under an effective registration statement from time to time through a sales agent and, historically, also through a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which the Company could direct Lincoln Park to purchase shares of common stock registered under an effective registration. The Company will need to file a prospectus supplement in order to access funds under the 2023 Purchase Agreement and the 2023 Purchase Agreement will expire on February 3, 2026.

We will need to raise additional funding, and the current economic conditions may have a negative impact on our ability to raise additional needed capital on terms that are favorable to our Company or at all. We may not be able to generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or convertible debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations and would severely dilute existing or future investors if we were to raise funds at lower prices.

A prolonged decline in the price of our common stock could result in a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may be forced to sell equity securities at such lower prices resulting in significant dilution to existing investors. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade lower:

●	actual or anticipated variations in our quarterly operating results;

●	announcements of new services, products, acquisitions or strategic relationships by us or our competitors;

●	the outcome of our clinical trials, which are inherently unpredictable;
●	changes in accounting treatments or principles;

●	changes in earnings estimates by securities analysts and in analyst recommendations; and

●	general political, economic, regulatory and market conditions.

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

The regulatory approval processes of the EMA, the FDA, and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and the approval process can vary significantly depending on the regulatory authority. Relevant health authorities may, at the time of the filing of the application for a marketing authorization, or later during their review, impose requirements that can evolve over time, including requiring additional clinical trials, and such authorities may delay or refuse to grant approval. On November 14, 2025, we announced that the CHMP of the EMA has rendered a negative trend vote following an oral explanation of our MAA. The CHMP is expected to adopt a formal opinion on the MAA at its December meeting. We plan to seek a re-examination of the MAA upon its formal adoption. However, we cannot predict the outcome of any interactions with the regulatory authorities and when we will receive a marketing approval, if at all.

In recent years, health authorities have become increasingly focused on product safety and on the risk/benefit profile of pharmaceutical products, which could lead to more burdensome and costly approval processes and negatively affect our ability to obtain regulatory approval for products under development. For example, the FDA and the EMA have been implementing strict requirements for approval, particularly in terms of the volume of data needed to demonstrate a product’s efficacy and safety.

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

All of our potential drug compounds are exclusively focused on SIGMAR1 which has not previously been the subject of any approved drug products and will require extensive additional research and development, including non-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. In particular, human therapeutic products are subject to rigorous non-clinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in other countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. We cannot predict if or when any of the potential drug compounds we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug compounds. These include:

●	the possibility that non-clinical testing or clinical trials may show that our potential drug compounds are ineffective and/or cause harmful side effects;

●	regulators may not authorize us to commence or continue a clinical trial or may impose a clinical hold or may limit the conduct of a clinical trial through the imposition of a clinical hold;

●	the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;

●	our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;

●	our potential drug compounds may prove to be too expensive to manufacture or administer to patients;

●	our potential drug compounds may fail to receive necessary regulatory approvals from the United States Food and Drug Administration or foreign regulatory authorities in a timely manner, or at all;

●	even if our potential drug compounds are approved, we may not be able to produce them in commercial quantities or at reasonable costs;

●	even if our potential drug compounds are approved, they may not achieve commercial acceptance;

●	regulatory or governmental authorities may apply restrictions to any of our potential drug compounds, which could adversely affect their commercial success; and

●	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drug compounds.

If we fail to develop our potential drug compounds, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research and development plans and may be forced to cease operations.

Our research and development plans will require substantial additional future funding which could impact our operations and financial condition.

It may take several years before we can develop potentially marketable products, if at all. Our research and development plans will require substantial additional capital, arising from costs to:

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

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our research initiatives, regulatory approvals, the timing of events outside our direct control such as negotiations with potential strategic partners and other factors. Any of these uncertain events can significantly change our cash requirements as they may involve one-time events such as the receipt or payment of major milestones and other payments.

Additional funds will be required to support our operations, including commercialization of our product candidates, and if we are unable to obtain them on favorable terms, we may be required to cease or reduce certain further research and development and commercialization programs of our drug product platform, sell some or all our intellectual property, merge with another entity or scale back operations.

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

Companion diagnostics are subject to regulation by the FDA, EMA and comparable foreign regulatory authorities as medical devices and will likely require separate regulatory approval prior to commercialization. If we or third parties are unable to successfully develop companion diagnostics for our drug candidates, or experience delays in doing so:

●	the development of these drug candidates may be delayed because it may be difficult to identify patients for enrollment in our clinical trials in a timely manner;
●	these drug candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic; and
●	we may not realize the full commercial potential of these drug candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify patients targeted by these drug candidates.

Even if our drug candidates and any associated companion diagnostics are approved for marketing, the need for companion diagnostics may slow or limit adoption of our drug candidates. Our drug candidates may be perceived negatively compared to alternative treatments that do not require the use of companion diagnostics, either due to the additional cost of the companion diagnostic or the need to complete additional [testing?] prior to administering our drug candidates.

If any of these events were to occur, our business and growth prospects would be harmed materially.

The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, which could lead to our inability to generate product revenue.

The time required to obtain approval by the FDA, EMA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA, EMA and comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the FDA, EMA or comparable international regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•	the FDA, EMA or comparable international regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and potency and safety in the full population for which we seek approval;

•	the FDA, EMA or comparable international regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a Biologics License Application, New Drug Application or other submission or to obtain regulatory approval in the United States or elsewhere;

•	we may be unable to demonstrate to the FDA, EMA or comparable international regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable international regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA, EMA or international foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

All but one of our clinical trials to date have been conducted outside the United States, and the FDA, EMA and other foreign regulatory authorities may not accept data from such trials.

The acceptance of study data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any other foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Under FDA policies, a compound is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the compound provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. The FDA determines whether a drug qualifies for Priority Review after an NDA for such drug is submitted to the FDA. Therefore, until NDAs are submitted for our compounds, we cannot be assured that they will be granted Priority Review. Additionally, even if Priority Review is granted for one of our compounds, the FDA does not always meet its six-month Prescription Drug User Fee Act (PDUFA) goal date for Priority Review and the review process is often extended by FDA requests for additional information or clarification.

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

In addition, if the FDA, EMA or a comparable foreign regulatory authority approves one or more of our compounds, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the approved drug will be subject to additional and potentially extensive ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

If any of our compounds are approved, our product labeling, advertising and promotion will also be subject to regulatory requirements and ongoing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a drug may not be promoted for uses that are not approved by the FDA as reflected in the drug’s approved labeling. If we receive marketing approval for a compound, physicians may nevertheless lawfully prescribe it to their patients in a manner that is inconsistent with the approved label. While the FDA recently clarified that mere knowledge that a physician is prescribing an approved drug for off-label use is not sufficient to constitute unlawful off-label promotion, if we are found to have actively promoted such off-label uses, we may become subject to significant liability under the Federal Food, Drug, and Cosmetic Act (FDCA). The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. Additionally, promotion for off-label uses could result in significant liability under the False Claims Act. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Risks Related to our Business

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

While we have established relationships with leading scientists and research institutions, we will need to continue to establish these relationships. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for various indications. Additionally, although in discussion, there is no assurance that our current research partners will continue to work with us or that we will be able to attract additional research partners. If we are not able to maintain our existing scientific relationships and establish new scientific relationships to assist in our research and development, we may not be able to successfully develop our potential drug compounds. If this happens, our business will be adversely affected.

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

We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act; however, a cyber-security breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including the longest government shutdown that began on October 1, 2025 and ended November 13, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Additionally, although the Company believes that it has complied with all the relevant conditions of eligibility under the program for all periods claimed, the ATO has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur, the ATO may have different interpretations of certain eligibility requirements. If the ATO disagreed with the Company’s assessments and any related subsequent appeals, it could require adjustment to and repayment of current or previous years’ claims already received. Additionally, if the Company was unable to demonstrate a reasonably arguable position taken on such claims, the ATO could also assess penalties and interest on any such adjustments.

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

As of September 30, 2025, we had approximately $148.8 million of U.S. federal and $19.1 million of state and local NOL carryforwards. We had approximately $17.1 million of NOL carryforwards in Australia as of the same period. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. In addition, under Sections 382 and 383 of the Internal Revenue Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and research and development credits to offset its post-change income may be limited. This could limit the amount of NOLs or research and development credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs and research and development credits carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Company conducts a Section 382 study annually and has reduced its federal NOLs by $12.1 million and its Research and Development tax credit carryforwards by $0.8 million, which are the amount of tax assets that will expire unutilized pursuant to Section 382. Subsequent ownership changes in future years could trigger additional limitations of the Company’s NOLs. During the year ended September 30, 2025, the Company determined that there were no changes in ownership pursuant to Section 382.

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

In the United States, there have been, and continue to be proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the Inflation Reduction Act of 2022 (“IRA”), among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. If any of our products are subject to such negotiation, we may lose a significant amount of the revenues expected during the full life cycle of these products. In addition, the current administration is pursuing other measures to reduce the cost of drugs in the United States. For example, on July 4, 2025, the 2025 Reconciliation Act, which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, was signed into law. Additionally, in April 2025, an executive order was signed directing the Secretary of HHS to take appropriate steps to, among other things, modify certain provisions of the Medicare Drug Price Negotiation Program, develop and implement a payment model to reduce the price of high-cost prescription drugs and biological products covered by Medicare, accelerate approval of generic and biosimilar products, and facilitate the ability of states to import pharmaceuticals from other countries, and in May 2025, an executive order was signed, among other things, directing the Secretary of HHS to propose rules that impose “most-favored-nation” pricing and take other measures to reduce the cost of prescription drugs. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures, such as those intended to more closely align U.S. drug prices with international drug prices (often referred to as “reference” or “international price index” drug pricing). Future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs could restrict the amount that we are able to charge for our drug products, which could render our product candidates, if approved, commercially unviable and materially adversely affect our ability to raise additional capital on acceptable terms.

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

Securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. There can be no assurance that we will not in the future be a target of a short squeeze, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

Our success depends in large part on our ability to obtain and maintain protection of our intellectual property, particularly patents, in the United States and other countries with respect to our product candidates and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and/or by in-licensing intellectual property. U.S. patents related to ANAVEX®2-73 are directed to ANAVEX®2-73 in its various optical or crystal forms, its therapeutic indications, and dosage forms comprising certain doses of ANAVEX®2-73 combined with another therapeutic agent. We may not be able to obtain broader scope patent protection for ANAVEX®2-73 as a single drug or in other jurisdictions.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to and/or interfering with our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all until issuance. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and/or commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which could effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner.

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

In addition, while U.S. patents have a presumption of validity, our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

We hold ownership or exclusive rights to thirty (30) U.S. patents, seventeen (17) pending U.S. patent applications, and numerous PCT and ex-U.S. patents and patent applications relating to our drug candidates, methods associated therewith, and to our research programs. Neither patents nor patent applications necessarily ensure the protection of our intellectual property for a number of reasons, including the following:

1.	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that we are not entitled to an issued patent for a variety of legal reasons. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. If a court or, in some circumstances, a board of a national patent authority, agrees, we would lose some or all of our patent protection. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.
2.	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug compounds than they otherwise would, which could increase our operating expenses and delay product programs.
3.	Issuance of a patent may not provide significant practical protection. If we receive a patent of narrow scope, then it may be possible for competitors to design products that do not infringe our patent(s).
4.	We have patents covering, and are seeking patent protection for a number of indications, combination products and drug regimens. The lack of patent protection in global markets for a specific end product or indication may inhibit our ability to advance our compounds and may make us less attractive to potential partners.
5.	Defending a patent lawsuit takes significant time and can be very expensive.
6.	If a court decides that an Anavex compound, its method of manufacture or use, infringes on a competitor’s patent, we may have to pay substantial damages for infringement.
7.	A court may prohibit us from making, selling or licensing the potential drug compound unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.
8.	Redesigning our potential drug compounds so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

We have processes designed to protect our information systems, data, assets, infrastructure, and computing environments from cybersecurity threats and risks. Our cybersecurity strategy includes the use of third-party IT professionals to assess the effectiveness of our cybersecurity practices for possible cybersecurity threats and to manage our IT systems to mitigate these threats. We also use multi-factor authentication, maintain logical, physical and technical controls designed to deter, prevent, mitigate and respond to cybersecurity threats. Further, we provide periodical cybersecurity reminders to our employees and subscribe to a third-party cybersecurity training program required for all employees, to emphasize the importance of adherence to our security policies and awareness of evolving cybersecurity threats. We also carry a separate cybersecurity commercial insurance policy covering the potential financial losses that may occur in the event we experience a cybersecurity incident.

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

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee of the Board of Directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. The audit committee receives periodic updates as required from senior management concerning updates to the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

Currently we have two cybersecurity experts on our Audit Committee.

ITEM 2. PROPERTIES

We do not own any real property. We maintain a corporate head office at 630 5th Avenue, 20th Floor, New York, NY, USA. During the fiscal year 2025, our costs for our physical office were approximately $11,000 per month. We believe our offices are suitable and adequate to operate our business currently, as they provide us with sufficient space to conduct our operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise during the course of business. The Company is currently subject to the following lawsuits:

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, and it named the Company and an officer of the Company as Defendants. The complaint was amended on July 12, 2024 (the “Initial Action”). The complaint alleged violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome. This lawsuit was dismissed by the United States District Court for the Southern District of New York on June 18, 2025. The plaintiff filed a notice of appeal on July 17, 2025. Briefing on the appeal concluded October 30, 2025. No decision has been entered. No amount has been recorded in our consolidated financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

On May 8, 2024, a similar complaint was filed in the same court by Kenneth Downing, a purported shareholder of the Company, against the same defendants. The Company believed that this lawsuit was without merit and filed a motion to dismiss the complaint. Plaintiff Downing voluntarily dismissed this complaint subsequent to the filing of the motion to dismiss.

On or about May 13, 2024, a derivative lawsuit was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the U.S. District Court for the District of Nevada by another purported shareholder. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a)of the Securities Exchange Act regarding the same or similar allegations at issue in the purported class action lawsuit related to disclosures and statements made about certain clinical trials related to Rett syndrome. On January 22, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the motion to dismiss filed by defendants in the Initial Action is decided by the U.S. District Court for the Southern District of New York. The stay has been extended throughout the appeal. No amount has been recorded in our consolidated financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

On February 14, 2025, another derivative lawsuit asserting state law breach of fiduciary duty and unjust enrichment claims based upon similar allegations was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the Supreme Court for the State of New York, County of New York, by another purported shareholder. On August 18, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the appeal in the Initial Action is resolved. No amount has been recorded in our consolidated financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

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

Holders of Common Stock

As of November 24, 2025, there were approximately 49 stockholders of record, and 89,348,107 shares of our common stock were issued and outstanding. Most of our stockholders hold their shares in street name.

Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Performance Graph

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. This graph assumes an investment of $100 after the market closed September 30, 2020 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	2020	2021	2022	2023	2024	2025
NASDAQ Biotechnology Index (NBI)	100.00	119.46	88.51	92.88	112.01	114.64
S&P Biotech ETF (XBI)	100.00	112.82	71.18	65.53	88.67	89.92
AVXL	100.00	394.51	226.81	143.96	124.84	195.60

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended September 30, 2025, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Repurchases of Equity Securities by Our Company and Affiliated Purchasers

None.

ITEM 6 [Reserved]

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. See “Forward Looking Statements” included elsewhere in this report. For discussion and analysis pertaining to 2024 overview and highlights as compared to 2023, please refer to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 23, 2024.

Financial Operations Overview

We are in the pre-revenue stage and have not earned any revenues since our inception in 2004. We do not anticipate earning any revenues until we can establish an alliance with other companies to develop, co-develop, license, acquire or market our products.

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

Comparison of fiscal year 2025 to fiscal years 2024

Operating Expenses

Our operating expenses for fiscal 2025 decreased to $51.4 million, from $52.9 million in fiscal 2024. The decrease is attributable to research and development expenses, as more fully described below.

The following table summarizes our research and development expenses for the years ended September 30, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Costs of external service providers	$16,348	$21,974	$22,542
Personnel costs	13,466	13,676	10,264
Share-based compensation	7,013	5,813	10,812
Other common costs	765	375	99
Total research and development costs	$37,592	$41,838	$43,717

External service provider cost by product candidate was as follows (in thousands):

	2025	2024	2023
ANAVEX®2-73	$10,292	$17,572	$19,540
ANAVEX®3-71	5.408	3,748	2,624
All other product candidates	297	150	6
Other external service provider costs	351	504	372
Total external service provider costs	$16,348	$21,974	$22,542

During fiscal 2025, we experienced an overall decrease in total research and development expenses over the comparable fiscal 2024 financial year. The main factors driving this decrease were as follows:

(i)	a decrease of approximately $3.6 million related to the Alzheimer’s program due to the completion of the ATTENTION-AD trial in the third quarter of fiscal 2024 and an overall decrease in related trial data analysis activities;

(ii)	a decrease of approximately $1.7 million associated with the Parkinson’s program related to planning activities for a future clinical trial in the comparable period;

(iii)	a decrease of approximately $1.5 million over the comparable period relating to manufacturing activities of ANAVEX®2-73 for potential commercial use, and to support the MAA;

(iv)	a decrease of approximately $0.9 million related to the completion of a production run of ANAVEX®3-71 in fiscal 2024.

(v)	a decrease of approximately $0.8 million associated with our Rett syndrome program, due to the completion of the ANAVEX®2-73 EXCELLENCE OLE in the third quarter of fiscal 2024.

The above decreases were partially offset by an increase of approximately $3.0 million related to completion of Part B of the ANAVEX®3-71-SZ-001 trial during fiscal 2025, which was substantially larger in size than the preceding Part A during fiscal 2024.

General and administrative expenses were $13.8 million for the fiscal 2025 financial year, as compared to $11.0 million in fiscal 2024. The primary reason for the increase in general and administrative expenses was an increase in legal fees of $1.7 million, related to legal/regulatory matters, a new shelf registration statement, and various class action lawsuits.

We expect to see our research and development expenditures increase from current levels as we continue to advance our pipeline compounds.

Other income (net)

Net other income for the year ended September 30, 2025 was $5.0 million as compared to $9.9 million for fiscal 2024. The primary reason for the decrease in other income was due to a decrease of $2.6 million in interest income as a result of withdrawals in principal balance applied to excess funds invested in a money market as well as a market wide decrease in interest rates.

During fiscal 2025, we recorded $0.6 million in research and development incentive income, consisting of the Australian research and development incentive credit administered through the ATO, in connection with fiscal 2025 eligible expenditures. In comparison, research and development incentive income for fiscal 2024 was $2.3 million in connection with fiscal 2024 eligible expenditures. This income is driven by the clinical trial expenditures incurred in Australia, and the decrease year over year is a result of the completion of eligible R&D clinical trials in Australia. We expect to continue to receive support from the Australian government for future clinical trials which we plan to conduct, in part, within Australia.

Net loss

Net loss for fiscal 2025 was $46.4 million, or $0.54 per share, compared to a net loss of approximately $43.0 million, or $0.52 per share for fiscal 2024.

Liquidity and Capital Resources

Working Capital (in thousands)

	2025	2024
Current Assets	$103,815	$135,567
Current Liabilities	8,946	15,304
Working Capital	$94,869	$120,263

At September 30, 2025, we had $102.6 million in cash and cash equivalents, a decrease from $132.2 million at September 30, 2024.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform work necessary to prepare for future development of our pipeline compounds.

Cash Flows

Following is a summary of sources of cash flows for the years ended September 30, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Cash flows used in operating activities	$(39,044)	$(30,812)	$(27,785)
Cash flows provided by financing activities	9,434	11,975	29,651
(Decrease)/increase in cash	$(29,610)	$(18,837)	$1,866

Cash flow used in operating activities

There was an increase in cash used in operating activities of $8.2 million during fiscal 2025. The principal reason for this is due to a large decrease in accounts payable during the year, as compared to a large increase in the comparable financial year, principally due to timing of payments for a large manufacturing campaign of ANAVEX®2-73.

Cash flow provided by financing activities

Cash provided by financing activities in fiscal 2025 was $9.4 million, comprised primarily of net cash received of $9.2 million related to the issuance of common shares pursuant to the at-the-market offering and $2.9 million in cash from the exercise of stock options by our employees. We utilized $2.7 million to satisfy tax withholding obligations associated with the net exercise of two expiring employee stock options to our CEO, in exchange for the withholding of shares.

Cash provided by financing activities in fiscal 2024 was $12.0 million, comprised of $11.3 million attributable to cash received from the issuance of common shares under the 2023 Purchase Agreement and $0.7 million received pursuant to the exercise of stock options.

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

During the year ended September 30, 2025, the Company issued an aggregate of 927,910 shares of Common Stock under the Sales Agreement for net proceeds of $9.2 million, after deducting commissions and offering expenses.

At September 30, 2025, there was an unused amount of $140.4 million under the Sales Agreement.

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

During the year ended September 30, 2025, the Company did not issue any shares of common stock under the 2023 Purchase Agreement. During the year ended September 30, 2024, the Company issued to Lincoln Park an aggregate of 2,455,646 shares of Common Stock under the 2023 Purchase Agreement, including 2,450,000 shares of Common Stock for an aggregate purchase price of $11.3 million and 5,646 commitment shares.

On September 30, 2025, there was an unused amount of $110.8 million under the 2023 Purchase Agreement. The Company will need to file a prospectus supplement in order to access funds under the 2023 Purchase Agreement.

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

We have granted share purchase option awards that vest upon achievement of certain performance criteria, or milestone-based awards. We estimate an implicit service period for achieving performance criteria for each award and recognize the resulting fair value as expense over the implicit service period when we conclude that achieving the performance criteria is probable. We periodically review and update as appropriate our estimates of implicit service periods and conclusions on achieving the performance criteria. Performance awards vest upon achievement of the performance criteria.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment policy is to preserve principal and liquidity. To achieve this objective, our investment policy allows for investments in domestic money market certificates, certificates of deposit, money market funds, bonds or commercial papers, and establishes diversification and credit quality requirements and limits investments by maturity and issuer. At September 30, 2025 and 2024, the majority of our excess cash was held in a JP Morgan Chase Prime Money Market Fund. The average amount invested at any given time throughout the year ended September 30, 2025 was $109.3 million (high: $127.0 million; low: $90.6 million) and the average rate of return was 4.28%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have a material impact on the fair market value of our cash and cash equivalents as of September 30, 2025 and 2024 and would impact our net loss by approximately $1.1 million. To date, we have not experienced a loss of principal on any of our investments and as of September 30, 2025, we did not have any allowance for credit losses from our cash and cash equivalents.

Foreign Exchange Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars and as a result of the existence of sales and incentive tax receivables denominated in other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions and supply chain shortages may result in significant changes in exchange rates, and in particular a change in foreign currencies values relative to the U.S. dollar may affect our operating expenses as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers.

For the year ended September 30, 2025, a majority of our expenses were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates applied to foreign currency transactions for the year ended September 30, 2025 would not have had a material impact on our consolidated financial statements.

At September 30, 2025, we held net assets of $1.9 million (AUD $2.9 million) denominated in Australian dollars. A hypothetical 10% change in foreign exchange rates at September 30, 2025 would result in a change in reported net assets of +/- $0.19 million.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material impact on our results of operations during the periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANAVEX LIFE SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Anavex Life Sciences Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Anavex Life Sciences Corp. (a Nevada corporation) and subsidiaries (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 25, 2025 expressed an unqualified opinion.

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
November 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Anavex Life Sciences Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Anavex Life Sciences Corp. (a Nevada corporation) and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2025, and our report dated November 25, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Melville, New York
November 25, 2025

Anavex Life Sciences Corp.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,
	2025	2024

Assets
Current
Cash and cash equivalents	$102,577	$132,187
Incentive and tax receivables	809	2,449
Prepaid expenses and other current assets	429	931
Total Assets	$103,815	$135,567

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,249	$9,627
Accrued liabilities - Note 3	3,892	4,835
Deferred grant income - Note 4	805	842
Total Liabilities	$8,946	$15,304

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	—	—
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
86,668,521 common shares (2024 - 84,795,517)	87	85
Additional paid-in capital	477,230	456,249
Accumulated deficit	(382,448)	(336,071)
Total Stockholders’ Equity	$94,869	$120,263
Total Liabilities and Stockholders’ Equity	$103,815	$135,567

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended September 30,
	2025	2024	2023
Operating expenses
General and administrative	$13,816	$11,039	$12,046
Research and development	37,592	41,838	43,717
Total operating expenses	51,408	52,877	55,763
Operating loss	(51,408)	(52,877)	(55,763)

Other income (expense)
Grant income	37	75	25
Research and development incentive income	648	2,291	2,718
Interest income, net	4,678	7,320	6,519
Other financing expense	—	—	(964)
Foreign exchange gain (loss)	(332)	189	(40)
Total other income, net	5,031	9,875	8,258

Net loss and comprehensive loss	$(46,377)	$(43,002)	$(47,505)

Net Loss per share
Basic and diluted	$(0.54)	$(0.52)	$(0.60)

Weighted average number of shares outstanding
Basic and diluted	85,289,447	83,468,049	79,787,596

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	Years ended September 30,
	2025	2024	2023

Cash Flows used in Operating Activities
Net loss	$(46,377)	$(43,002)	$(47,505)
Adjustments to reconcile net loss to net cash used in operations:
Non cash financing related charges	—	—	845
Share based compensation	11,549	9,438	16,370
Changes in working capital balances related to operations:
Incentive and tax receivables	1,640	260	484
Prepaid expenses and deposits	502	(278)	(299)
Accounts payable	(5,378)	5,305	497
Accrued liabilities	(943)	(2,460)	1,350
Deferred grant income	(37)	(75)	473
Net cash used in operating activities	(39,044)	(30,812)	(27,785)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	9,198	11,284	27,875
Payment for taxes related to cashless exercise of options	(2,707)	—	—
Proceeds from exercise of stock options	2,943	691	1,776
Net cash provided by financing activities	9,434	11,975	29,651

(Decrease) Increase in cash and cash equivalents during the year	(29,610)	(18,837)	1,866
Cash and cash equivalents, beginning of year	132,187	151,024	149,158
Cash and cash equivalents, end of year	$102,577	$132,187	$151,024

Supplemental Cash Flow Information
Cash paid for state and local franchise taxes	$125	$300	$136
Common stock issued upon cashless exercise of stock options	$1,493	$—	$—

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2022	77,942,815	$78	$387,977	$(245,564)	$142,491
Shares issued under 2023 Purchase Agreement
Initial Commitment shares	75,000	—	845	—	845
Purchase shares	3,275,000	3	27,872	—	27,875
Commitment shares	13,943	—	—	—	—
Shares issued pursuant to exercise of stock options	759,753	1	1,775	—	1,776
Share based compensation	—	—	16,370	—	16,370
Net loss	—	—	—	(47,505)	(47,505)
Balance, September 30, 2023	82,066,511	82	434,839	(293,069)	141,852
Shares issued under 2023 Purchase Agreement
Purchase shares	2,450,000	3	11,281	—	11,284
Commitment shares	5,646	—	—	—	—
Shares issued pursuant to exercise of stock options	273,360	—	691	—	691
Share based compensation	—	—	9,438	—	9,438
Net loss	—	—	—	(43,002)	(43,002)
Balance, September 30, 2024	84,795,517	$85	$456,249	$(336,071)	$120,263
Shares issued under 2025 Sales Agreement	927,910	1	9,197	—	9,198
Shares issued pursuant to exercise of stock options	646,488	1	2,942	—	2,943
Shares issued pursuant to cashless exercise of stock options	737,500	1	1,492	—	1,493
Shares withheld related to cashless exercise of stock option	(438,894)	(1)	(4,199)	—	(4,200)
Share based compensation	—	—	11,549	—	11,549
Net loss	—	—	—	(46,377)	(46,377)
Balance, September 30, 2025	86,668,521	$87	$477,230	$(382,448)	$94,869

See Accompanying Notes to Consolidated Financial Statements

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 1

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

Liquidity

All of the Company’s potential drug compounds are in the clinical development stage and the Company cannot be certain that its research and development efforts will be successful or, if successful, that its potential drug compounds will ever be approved for sales to pharmaceutical companies or generate commercial revenues. To date, the Company has not generated any revenue from our operations. The Company expects the business to continue to experience negative cash flows from operations for the foreseeable future and cannot predict when, if ever, its business might become profitable.

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

Other than our rights related to the 2025 Sales Agreement and the 2023 Purchase Agreement (as defined below in Note 5), there can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. The Company will need to file a prospectus supplement in order to access funds under the 2023 Purchase Agreement. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its research and development activities.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 2

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

Highly liquid investments that are considered cash equivalents include money market accounts, money market funds and certificates of deposit. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these securities. The Company’s investment policy allows for investments in domestic money market certificates, certificates of deposit, money market funds, bonds or commercial papers, and establishes diversification and credit quality requirements and limits investments by maturity and issuer. The Company currently maintains the majority of its investments at one large well known financial institution.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. At September 30, 2025 and 2024, substantially all of the Company’s cash balances were in excess of these federally insured limits. The Company mitigates this risk by maintaining the majority of its cash balances in a large well-known financial institution. The Company has not experienced any losses in such accounts.

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 3

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 4

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

As of September 30, 2025, diluted loss per share excludes 14,971,583 potentially dilutive common shares (2024 - 15,047,754; 2023 – 14,271,780) related to outstanding options and warrants, as their effect was anti-dilutive.

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

Segment and Geographic Reporting

The Company determines and presents operating segments based on the information that is internally provided to the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates in a single business segment, which is a clinical-stage biopharmaceutical company developing differentiated therapeutics by applying precision medicine to central nervous system (“CNS”) diseases with high unmet need. Refer to Note 8 – Segmented Information for further information related to the Company’s segment.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 5

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

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 6

The Company uses the Black-Scholes option valuation model to calculate the fair value of share-based awards at the date of the grant. This model requires the input of subjective assumptions, including the expected price volatility and expected life of each award. The Company uses the U.S. Treasury daily treasury yield curve rates for the expected term of the option as the risk-free rate. The expected term represents the period that options granted are expected to be outstanding using the simplified method. Historically, the Company’s historical share option exercise experience did not provide sufficient basis for estimating the expected term. Expected volatility is based on the average of the daily share price changes over the expected term. The Company does not estimate forfeitures and elects to record actual forfeitures as they occur. The Company has not paid any dividends on its common stock historically, therefore no assumption of dividend payments is made in the model. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore, are subject to management’s judgment. Changes in these assumptions can materially affect the fair value estimates.

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

At September 30, 2025 and 2024, the Company did not have any Level 2 or Level 3 assets or liabilities.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis, including disclosure of the title and position of the Chief Operating Decision Maker and requires that a public entity that has a single reportable segment to provide all the disclosures required by the amendments in ASU No. 2023-07. The Company adopted the new standard effective September 30, 2025, and for subsequent interim periods. Since ASU No. 2023-07 addresses only disclosures, the adoption of ASU No. 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 7

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The amendments in ASU No. 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to the financial statements for certain categories of expenses that are included on the face of the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this guidance on its disclosures.

Note 3 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	September 30,
	2025	2024
Accrued investigator payments	$96	$860
Accrued compensation and benefits	1,562	1,527
Milestone-based contract accruals	523	557
All other accrued liabilities	1,711	1,891
Total accrued liabilities	$3,892	$4,835

Note 4 Other Income

Grant income

As of September 30, 2025, the Company had received a $1.0 million research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 (blarcamesine) related to Parkinson’s disease. Of the total, $0.5 million was received during the year ended September 30, 2023 and $0.5 million was received during the year ended September 30, 2021.

The grant income has been deferred when received and is being amortized to other income as the related research and development expenditures are incurred. During the year ended September 30, 2025, the Company recognized $37,000 (2024: $75,000; 2023: $25,000) of this grant on its statements of operations within grant income. At September 30, 2025 an amount of $0.8 million (2024: $0.8 million) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statements of operations as the related expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 8

During the year ended September 30, 2025, the Company recorded research and development incentive income of $0.6 million (AUD 1.0 million) (2024: $2.3 million (AUD 3.5 million); 2023: $2.7 million (AUD 4.1 million)) in respect of the Australia R&D credit for eligible research and development expenses incurred during the year. This amount is included within Other income (expense) on the consolidated statements of operations and comprehensive loss.

At September 30, 2025, Incentive and tax receivables includes $0.7 million (AUD 1.1 million) (2024: $2.3 million (AUD 3.3 million)) relating to Australia R&D credits earned during the year that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

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

Currently, the Company’s tax incentive claims from 2020 to 2025 are open to potential review by the ATO. Additionally, the period open for review is indefinite if the ATO suspects fraud. The Company has not provided any allowance for any such potential adjustments, should they occur in the future.

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

2025 Sales Agreement

On July 25, 2025, the Company entered into a Sales Agreement (the “2025 Sales Agreement”) with TD Securities (USA) LLC (the “Sales Agent”). Pursuant to the 2025 Sales Agreement, the Company may offer and sell up to an aggregate offering price of $150 million (the “Offering”) in shares of common stock from time to time through the Sales Agent.

Upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of the 2025 Sales Agreement, the Sales Agent may sell shares of common stock by methods deemed to be an “at the market offering”, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the Company’s prior written consent. The Company is not obligated to make any sales of shares under the 2025 Sales Agreement. The Company or the Sales Agent may suspend or terminate the Offering upon notice to the other party, subject to certain conditions. The Sales Agent will act as sales agent on a commercially reasonable efforts basis consistent its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of Nasdaq.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 9

The Company has agreed to pay the Sales Agent commissions for its services of up to 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the Sales Agreement. The Company has also agreed to provide the Sales Agent with customary indemnification and contribution rights.

During the year ended September 30, 2025, the Company issued 927,910 shares of common stock for net proceeds of $9.2 million pursuant to the 2025 Sales Agreement.

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

During the year ended September 30, 2025, the Company did not issue any shares of common stock under the 2023 Purchase Agreement. During the year ended September 30, 2024, the Company issued to Lincoln Park an aggregate of 2,455,646 shares of common stock under the 2023 Purchase Agreement, including 2,450,000 shares of common stock for an aggregate purchase price of $11.3 million and 5,646 commitment shares. During the year ended September 30, 2023, the Company issued to Lincoln Park an aggregate of 3,288,943 shares of common stock under the 2023 Purchase Agreement, including 3,275,000 shares of common stock for aggregate proceeds of $27.9 million and 13,943 commitment shares.

At September 30, 2025, there was an unused amount of $110.8 million under the 2023 Purchase Agreement. The Company will need to file a prospectus supplement in order to access funds under the 2023 Purchase Agreement.

Exercise of Stock Options

During the year ended September 30, 2025, the Company issued 217,503 shares of common stock to the Company’s Chief Executive Officer upon a net exercise of an option to purchase 500,000 shares of common stock at an exercise price of $0.92 per share. In connection with the exercise, the Company withheld 47,745 shares of common stock as consideration of the exercise price of $0.46 million and 234,752 shares of common stock as consideration for the payment of $2.3 million in connection with tax withholding obligations associated with the exercise. The number of shares withheld were based upon a market price of $9.63 per share as determined by reference to the average high and low sales price reported on the Nasdaq stock exchange on the date of exercise.

During the year ended September 30, 2025, the Company issued 38,651 shares of common stock to a director of the Company upon a net exercise of an option to purchase 50,000 shares of common stock at an exercise price of $1.76 per share. The Company withheld 11,349 shares of common stock as consideration of the exercise price of $88,000. The number of shares withheld were based upon a market price of $7.75 per share as determined by reference to the average high and low sales price reported on the Nasdaq stock exchange on the date of exercise

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 10

During the year ended September 30, 2025, the Company issued 42,452 shares of common stock to the Company’s Chief Executive Officer upon a net exercise of an option to purchase 187,500 shares of common stock at an exercise price of $5.04 per share. In connection with the exercise, the Company withheld 98,643 shares of common stock as consideration of the exercise price of $0.9 million and 46,405 shares of common stock as consideration for the payment of $0.4 million in connection with tax withholding obligations associated with the exercise. The number of shares withheld were based upon a market price of $9.58 per share as determined by reference to the closing price reported on the Nasdaq stock exchange on the date of exercise.

Note 6 Commitments and Contingencies

Lease

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

The operating lease costs were as follows (in thousands):

	Years ended September 30,
	2025	2024	2023
Operating lease costs	$134	$125	$118

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

The Company made matching contributions under the 401(k) plan as follows (in thousands):

	Years ended September 30,
	2025	2024	2023
Contributions to 401(k) plan	$255	$279	$232

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

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York and it named the Company and an officer of the Company as Defendants. The complaint was amended on July 12, 2024 (the “Initial Action”). The complaint alleged violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome. This lawsuit was dismissed by the United States District Court for the Southern District of New York on June 18, 2025. The plaintiff filed a notice of appeal on July 17, 2025. Briefing on the appeal concluded October 30, 2025. No decision has been entered. No amount has been recorded in these consolidated financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 11

On May 8, 2024, a similar complaint was filed in the same court by Kenneth Downing, a purported shareholder of the Company, against the same defendants. The Company believed that this lawsuit was also without merit and filed a motion to dismiss the complaint. Plaintiff Downing voluntarily dismissed this complaint subsequent to the filing of the motion to dismiss.

On or about May 13, 2024, a derivative lawsuit was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the U.S. District Court for the District of Nevada by another purported shareholder. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a)of the Securities Exchange Act regarding the same or similar allegations at issue in the purported class action lawsuit related to disclosures and statements made about certain clinical trials related to Rett syndrome. On January 22, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the motion to dismiss filed by defendants in the Initial Action is decided by the U.S. District Court for the Southern District of New York. The stay has been extended through the appeal. No amount has been recorded in these consolidated financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

On February 14, 2025, another derivative lawsuit asserting state law breach of fiduciary duty and unjust enrichment claims based upon similar allegations was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the Supreme Court for the State of New York, County of New York, by another purported shareholder. On August 18, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the appeal in the Initial Action is resolved. No amount has been recorded in these consolidated financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

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

Share Purchase Warrants

At September 30, 2025 and 2024, the Company had 10,000 share purchase warrants outstanding exercisable at $12.00 per share until April 21, 2026.

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

September 30, 2025 – Page 12

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

At September 30, 2025, 6,504,829 options had been issued under the 2022 Plan and 8,436,882 options were available for issue under the 2022 Plan.

The following summarizes information about stock option activity during the years ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2024	15,037,754	6.80	5.12	15,825,791
Granted	1,488,500	8.58	6.22	—
Expired	(100,100)	16.23	—	—
Exercised	(1,383,988)	3.21	1.31	9,324,901
Forfeited	(80,583)	4.56	0.55	—
Outstanding, September 30, 2025	14,961,583	7.25	5.46	39,715,608
Exercisable, September 30, 2025	10,418,213	6.22	4.83	34,762,588

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 13

The following summarizes information about stock options at September 30, 2025 by a range of exercise prices:

Range of exercises prices		Number of outstanding	Weighted average remaining contractual life	Weighted average exercise	Number of vested	Weighted average exercise
From	To	options	(in years)	price	options	price
$2.30	$5.00	4,315,700	3.15	$3.02	4,220,283	$2.99
$5.01	$7.00	3,299,536	5.23	$5.62	2,325,162	$5.72
$7.01	$9.00	4,372,347	6.66	$8.09	2,222,101	$7.82
$9.01	$13.00	1,609,000	6.31	$10.29	1,120,667	$10.37
$13.01	$25.00	1,365,000	5.91	$18.33	530,000	$18.67
		14,961,583	5.22	$7.25	10,418,213	$6.22

The weighted average per share fair value of options vested at September 30, 2025 was $4.83 (2024: $4.34; 2023: $3.94). At September 30, 2025, the weighted average contractual life of options outstanding was 5.22 years (2024: 5.48 years; 2023: 6.0 years) and for options exercisable was 4.11 years (2024: 4.03 years; 2023: 4.75 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at September 30, 2025.

The Company recognized share-based compensation expense of $11.5 million during the year ended September 30, 2025 (2024: $9.4 million; 2023: $16.4 million) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s consolidated statements of operations as follows (in thousands):

	Years ended September 30,
	2025	2024	2023
General and administrative	$4,536	$3,625	$5,558
Research and development	7,013	5,813	10,812
Total share-based compensation	$11,549	$9,438	$16,370

An amount of approximately $6.3 million in share-based compensation is expected to be recorded over the remaining term of such options and warrants through fiscal 2029.

The fair value of each option and warrant award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2025	2024	2023
Risk-free interest rate	3.98%	4.28%	3.70%
Expected life of options (years)	5.57	5.78	5.64
Annualized volatility	86.49%	84.81%	85.13%
Dividend rate	0.00%	0.00%	0.00%

The fair value of stock compensation charges recognized during the years ended September 30, 2025, 2024 and 2023 was determined with reference to the quoted market price of the Company’s shares on the grant date.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 14

Note 7 Income Taxes

The Company’s U.S. and foreign losses before income taxes are set forth below (in thousands):

	2025	2024	2023
United States	$(44,500)	$(39,195)	$(41,198)
Foreign	(1,877)	(3,807)	(6,300)
Total	$(46,377)	$(43,002)	$(47,498)

During the years ended September 30, 2025, 2024 and 2023, there were no current or deferred income tax provisions (benefits) for any U.S. federal, state & local, and foreign jurisdictions. The components of net deferred income tax assets as of September 30, 2025 and 2024 are as follows (in thousands):

	2025	2024
Net operating loss carryforwards	$54,752	$48,134
Research and development tax credit carryforwards	5,288	4,203
Share-based compensation	23,185	21,091
Research and development capitalization	20,737	15,104
Unpaid charges	3,843	3,197
Intangible asset costs	946	758
Foreign exchange and other	(259)	(254)
Valuation allowance of deferred tax assets	(108,492)	(92,233)
Net deferred tax assets	$—	$—

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended September 30, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Income tax benefit at statutory federal rate	$(9,739)	$(9,030)	$(9,975)
Foreign income taxed at other rates	—	(61)	—
Permanent differences relating to share-based compensation	(1,219)	(10)	(601)
Permanent differences relating to GILTI inclusion	—	—	165
Other permanent differences	130	(276)	273
Research and development credits, net	(941)	(860)	(37)
State and local taxes	(4,672)	(3,821)	(4,122)
Adjustment to true up to prior years’ tax provision	182	(1,128)	206
Change in valuation allowances	16,259	15,186	14,098
Income tax expense	$—	$—	$7

As of September 30, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $148.8 million (2024: $128.5 million) of which $37.7 million will begin to expire in 2026 and $111.2 million can be carried forward indefinitely, state and local net operating loss carryforwards of approximately $ 19.1 million (2024: $16.9 million) which will begin to expire in 2036, and Research and Development tax credits of approximately $5.3 million (2024: $4.3 million) which will begin to expire in 2029. The calculation of the Research and Development tax credits, by their nature, involve estimates and subjectivity. If examined by the U.S. federal and state tax authorities, it is possible that some portion of these credit carryforwards would be disputed by the tax authorities.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 15

The Company had approximately $17.1 million (approximately AU$25.9 million) (2024: $16.6 million (approximately AU$23.9 million)) of net operating loss carryforwards in Australia, which have an indefinite life, available to offset future taxable income in those jurisdictions.

The Company evaluates its valuation allowance requirements based on available evidence. When circumstances change, and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. Because management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of these assets, a full valuation allowance has been established at September 30, 2025 and 2024. During the year ended September 30, 2025, the valuation allowance increased by $16.3 million (2024: $15.2 million; 2023: $14.1 million).

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the treatment of IRC 174 expenses related to research and development for tax years beginning after December 31, 2021. Under the TCJA, the Company must capitalize the expenditures related to research and development activities and amortize them over 5 years for U.S. activities and over 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 has resulted in a net deferred tax assets at September 30, 2025 of $20.7 million (2024: $15.1 million). On July 4, 2025, the United States President signed into law the One Big Beautiful Bill Act (“OBBBA”), a budget reconciliation package that changes many key provisions of the U.S. federal income tax code, including extensions of various expiring provisions from the TCJA. The new legislation, which will be effective for the Company beginning in fiscal 2026, will now allow for more tax-payer favorable treatment of domestic research and development expenditures for US income tax purposes.

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

The Company conducts a Section 382 study annually and has reduced its federal NOLs by $12.1 million and its Research and Development tax credit carryforwards by $0.8 million, which are the amount of tax assets that will expire unutilized pursuant to Section 382. Subsequent ownership changes in future years could trigger additional limitations of the Company’s NOLs. During the year ended September 30, 2025, the Company determined that there were no changes in ownership pursuant to Section 382.

As of September 30, 2025, the Company did not provide any foreign withholding taxes related to its foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested to fund ongoing operations of the foreign subsidiaries. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

As of September 30, 2025 and 2024, the Company had determined that no liabilities for uncertain tax positions, interest or penalties were required to be recorded.

Note 8 Segmented Information

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The Company has determined that it operates in a single operating segment, which consists of the development of clinical and preclinical product candidates focused on advancing novel therapeutics for CNS diseases and disorders, and related administrative activities.

Anavex Life Sciences Corp.

Notes to the Consolidated Financial Statements

September 30, 2025 – Page 16

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM evaluates performance and allocates resources based on consolidated net loss, as presented in the Company’s consolidated statement of operations, and monitors forecast-to-actual variances for significant expense categories given their direct relationship to cash burn. The CODM also reviews the consolidated balance sheet to assess liquidity, funding capacity, and segment assets, which are reported as total consolidated assets.

The CODM receives and reviews financial information on a consolidated basis and does not assess performance or allocate resources based on geographic regions. In addition, management does not internally organize or evaluate operating results by geography. Accordingly, management has determined that it is not required to present financial information disaggregated by geographic region under ASC 280.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended September 30, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Research and development costs
Preclinical studies	$543	$663	$627
Clinical trials	15,805	21,301	21,873
Personnel costs	13,466	13,676	10,264
Non-cash share-based compensation	7,013	5,813	10,812
Other research and development costs(a)	765	385	141
Total research and development costs	37,592	41,838	43,717

General and administrative costs
Personnel costs	2,288	2,177	2,527
Non-cash share-based compensation	4,536	3,625	5,558
Other general and administrative costs(b)	6,992	5,237	3,961
Total general and administrative costs	13,816	11,039	12,046

Other income	5,031	9,875	8,258
Net loss	$(46,377)	$(43,002)	$(47,505)

(a)	Other research and development costs include, but are not limited to, publications, sponsorships, membership fees, scientific conferences, and medical affairs strategy and branding.

(b)	Other general and administrative expenses include, but are not limited to, office rent, public company reporting requirements including professional fees, insurance, and other general operating expenses not otherwise included in research and development expenses.

Note 9 Subsequent Events

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of September 30, 2025.

The effectiveness of our internal controls over financial reporting as of September 30, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

None of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K) during the three-month period ended September 30, 2025.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date first appointed
Christopher Missling, PhD	Director, President, Chief Executive Officer, Secretary	60	July 5, 2013
Jiong Ma, PhD	Director, Chair	61	May 25, 2021
Athanasios Skarpelos	Director	59	January 9, 2013
Claus van der Velden, PhD	Director	53	March 2, 2018
Steffen Thomas, PhD	Director	59	June 15, 2015
Peter Donhauser, D.O.	Director	60	February 8, 2017
Sandra Boenisch, CPA, CGA	Principal Financial Officer, Treasurer	44	October 1, 2015

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

Christopher Missling, PhD. Christopher Missling has over twenty years of healthcare industry experience in big pharmaceutical, biotech and investment banking prior to joining Anavex. Most recently, from March 2007 until his appointment by our Company, Dr. Missling served as the head of healthcare investment banking at Brimberg & Co. in New York, New York. In addition, Dr. Missling served as the Chief Financial Officer of Curis, Inc. (NASDAQ: CRIS) and ImmunoGen, Inc. (NASDAQ: IMGN). Dr. Missling earned his MS and PhD from the University of Munich and an MBA from Northwestern University Kellogg School of Management and WHU Otto Beisheim School of Management.

Jiong Ma, PhD. Jiong Ma has over 25 years of experience in investing, building, and scaling of companies with a focus on innovative product launches in digital health, technology and the new energy transition. Dr. Ma has been a General Partner of Phoenix Venture Partners since July 2024. She has served as director of SES AI Corporation (NYSE: SES) since February 2022 and has served as Lead Independent Board Director beginning in 2023. She also chairs the Compensation Committee, and is a member of Audit, Nominating, and Strategic Investment Committee of SES. Dr. Ma served as senior partner and a member of the investment committee at Braemar Energy Ventures (“Braemar”) from 2008 to 2020. While at Braemar, Dr. Ma led investments in more than 15 companies involved in either resource efficiency, e-mobility, industrial digitalization, renewable energy, or deep tech, and has achieved multiple successful exits through M&A and IPO. Dr. Ma has significant knowledge and expertise in the technology industry, including information security. Prior to Braemar Energy Ventures, she was with the Venture Capital Group at 3i Group, a global private equity firm, from 2004 to 2007 where she led investments across multiple stages in Digital Health, TMT and Cleantech. Preceding the Venture Capital Group at 3i, Dr. Ma held several senior positions at Lucent Technologies and Bell Labs from 1997 to 2004. Her responsibilities included lead roles in product portfolio strategy, new product launches for Optical and Data Networking, and research and product development. Dr. Ma was also a founding team member of Onetta Inc., a fiber networks company. She has a PhD in Electrical and Computer Engineering from the University of Colorado Boulder and an MS in Electrical Engineering from Worcester Polytechnic Institute. Dr. Ma is a Kauffman Fellow.

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

Athanasios Skarpelos. Athanasios (Tom) Skarpelos is a self-employed investor with over 25 years of experience working with private and public companies with a focus on biotechnology companies involved in drug discovery and drug development projects. His experience has led to relationships with researchers at academic institutes in Europe and North America. Mr. Skarpelos is a founder of Anavex.

Steffen Thomas, PhD. Steffen Thomas has over 25 years of experience as a European patent attorney and is currently practicing, since September 2011, at Epping Hermann Fischer, a major intellectual property law firm in Europe. Previously, he worked for Japan-based Takeda Pharmaceutical Company, the largest pharmaceutical company in Asia and a top firm worldwide, as an in-house patent attorney. Prior to that, he worked for Nycomed Pharma, acquired by Takeda in 2011 for approximately USD $10 billion. Dr. Thomas’ legal practice covers drafting of patent applications, prosecuting patent applications before national and international patent offices, defending and challenging patents in opposition, appeal, and nullity proceedings, enforcing patents before the infringement courts, and preparing opinions on patentability and infringement in the technical field of chemistry. Dr. Thomas has particular expertise in small molecule pharmaceuticals. He holds MS and PhD degrees in Chemistry from the University of Munich.

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

Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who own more than 10% of our common stock were complied with in fiscal year 2025, except for the following late filings:

•	Form 4 filed December 6, 2024 for Sandra Boenisch; and

•	Form 4 filed December 6, 2024 for Christopher Missling.

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

Information Regarding Committees of the Board of Directors

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for fiscal 2025:

Name	Audit Committee		Compensation Committee		Nominating and Corporate Governance Committee
Christopher Missling, PhD
Jiong Ma, PhD	X
Claus van der Velden, PhD	X	*	X	*	X	*
Athanasios Skarpelos
Steffen Thomas, PhD	X		X		X
Peter Donhauser, D.O.			X		X
Meetings in 2025	4		7		3

*Committee Chair

Audit Committee and Audit Committee Financial Experts

The Audit Committee is composed of three directors, each of whom is independent. The Audit Committee operates under a charter that was adopted by our Board of Directors. The Audit Committee oversees and reports to our Board of Directors on various auditing and accounting-related matters, including, among other things, the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

Our Board of Directors has determined that Claus van der Velden is an “audit committee financial expert” as defined by applicable SEC and NASDAQ rules.

The Audit Committee met four times during fiscal 2025 and also acted by written consent as required.

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management. The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Securities and Exchange Commission (the “SEC”). In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the firm’s communications with the Audit Committee concerning independence and has discussed with the independent registered accounting firm its independence from the Company and management. Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements for the Company for the fiscal year ended September 30, 2025 be included in this Annual Report on Form 10-K for the year ended September 30, 2025.

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

The Compensation Committee met seven times during fiscal 2025 and also acted by written consent as required.

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

The NCG Committee met three times during fiscal 2025 and also acted by written consent as required.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The Company’s compensation objectives are to offer our named executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled, talented management, which is necessary for the Company to achieve its financial and strategic objectives and create long-term value for our stockholders.

A significant portion of our named executive officer’s compensation is related to factors that directly and indirectly influence stockholder value, including long-term stock performance and operational performance. We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances. The named executive officers who are the subject of this CD&A are Christopher Missling, PhD, our Chief Executive Officer, and Sandra Boenisch, our Principal Financial Officer.

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

The Compensation Committee meets at least once per year to review and evaluate the compensation of our named executive officers and each officer’s performance. The Compensation Committee utilizes quantitative and qualitative factors, including the accomplishment of initiatives, attitude, and leadership and applies overall judgment to assess performance, taking into account the financial condition of the Company. In setting compensation, the Compensation Committee considers the outcome of the most recent say-on-pay vote, as well as stockholder feedback throughout the year, when making compensation decisions for our executive officers. In our most recent say-on-pay vote, conducted at our 2024 annual meeting of stockholders, held on June 18, 2024, our stockholders approved the compensation of our named executive officers on an advisory basis, with 83.8% of the votes cast in favor of the fiscal 2023 compensation of our named executive officers. Ultimately, the Compensation Committee seeks to evaluate, based on the achievement of financial and nonfinancial objectives, the variable compensation, including special awards, of our named executive officers and decide on the base salary and target discretionary bonus for such persons taking into account relevant benchmark data.

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

Compensation Risk Oversight

In administering the compensation program for our named executive officers, the Compensation Committee strives to achieve a balance among the elements of compensation to accomplish the objectives of the program. The Compensation Committee reviews the overall compensation program in the context of the risks that may be presented by the structure of the compensation program and the metrics used to determine compensation under that program. Based upon this review, the Compensation Committee believes that the compensation program for our named executive officers does not create a reasonable likelihood of a material adverse effect on the Company.

Compensation Consultants

The Compensation Committee makes recommendations to the Board regarding the compensation of our named executive officers, including the structure and design of the compensation programs. The Compensation Committee is responsible for retaining and terminating compensation consultants and determining the terms and conditions of their engagement. During fiscal 2025, the Compensation Committee did not engage any compensation consultants.

Elements of Executive Compensation

We focus our named executive officer compensation program on three related but distinct elements: base salary, cash bonuses and stock-related compensation.

Base Salary

Base salaries take into consideration a number of factors, including the named executive officer’s job performance, our corporate performance, and compensation practices observed in the market. In its evaluation of performance for the renewal of our Chief Executive Officer’s and Principal Financial Officer’s employment agreements, the Compensation Committee considered our corporate performance, increases in stockholder value and advances in the Company’s clinical trials. In July 2025, after considering the above factors, the annualized base salary of our Chief Executive Officer was increased from $700,000 to $800,000 and the annualized base salary of our Principal Financial Officer remained unchanged at $279,840 Canadian dollars.

Annual Discretionary Cash Bonuses

The Company has an annual discretionary cash bonus program. We provide such bonuses to motivate executive officers to perform on behalf of general corporate goals and to perform in their areas of responsibility. The Compensation Committee of our Board works with the Chief Executive Officer, on an annual basis, to evaluate the Company’s financial performance of the prior year, and overall financial condition of the Company to determine if discretionary bonuses are to be paid. Our Compensation Committee independently evaluates the performance of our Chief Executive Officer in the prior year, as well as the overall financial condition of the Company to determine if a discretionary bonus of up to 20% of base salary shall be paid.

Equity Compensation

Only our Board, acting in its sole discretion, or the Compensation Committee may grant stock options to our named executive officers. We view stock options as one of the more important components of our long-term, performance-based compensation philosophy. We provide stock options through initial grants at or near the date of hire and subsequent periodic/annual grants. Generally, initial stock option grants vest over a three-year period and have an exercise price equal to the fair market value of our stock at the time of grant. Initial grant amounts are based on ranges that take into consideration a named executive officer’s job responsibilities and competitive market data. We grant periodic additional stock options to reflect the individual’s ongoing contributions to the long-term success and growth of the Company, to incentivize individuals to remain with the Company and to provide a long-term incentive to achieve or exceed our corporate goals. We do not have a program, plan or practice to time stock option grants to our named executive officers in coordination with the release of material nonpublic information. We have not re-priced any of our stock options and do not intend to re-price or otherwise adjust outstanding stock options at any time in the future.

Equity compensation includes stock option grants within the terms of our 2022 Omnibus Incentive Plan. Each named executive officer is eligible for stock option grants under the 2022 Omnibus Incentive Plans which may vest over a required service period, “Time Based Awards”, or upon achievement of certain performance criteria, “Performance Awards”. Generally, our Compensation Committee grants Time Based Awards at or near the date of hire. Such grants are intended to link compensation with stockholder value over time. Subsequent awards are generally granted as Performance Awards, which are intended to align compensation with the Company’s short-term and long-term objectives. Our Compensation Committee selects performance goals that reflect the Company’s short-term and longer-term objectives to ensure named executive officers are rewarded for the successful and timely accomplishment of these objectives. Generally, these performance criteria include milestones in connection with the successful execution and enrollment of the Company’s clinical trial programs.

In March 2025, our Compensation Committee granted options to our Chief Executive Officer and Principal Financial Officer, which vest in four equal tranches based on four performance milestones, as described further below.

Other Compensation

Other components of the compensation of our named executive officers include employee medical benefit plans and retirement plan contributions.

Employee Medical Benefit Plans. Our employee medical and welfare benefit plans include medical, dental, life, disability and accidental death and dismemberment insurance.

401(k) Plan. We have a defined-contribution savings plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. The plan covers all United States based employees. United States based employees eligible to participate in the plan may contribute up to the current statutory limits under the Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of contributing employees.

Registered Retirement Savings Plan (RRSP) Plan. We have a defined-contribution savings plan governed by Section 146 (1) of the Income Tax Act of Canada. The plan covers all Canadian based employees. Canadian based employees eligible to participate in the plan may contribute up to the current statutory limits under the Canadian regulations. The RRSP plan permits the Company to make additional matching contributions on behalf of contributing employees.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Company. None of the named executive officers currently serves or has served on the Compensation Committee or board of directors of any other entity that has one or more named executive officers serving as a member of the Board or Compensation Committee of the Company.

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

Insider Trading Policy

Our insider trading policy prohibits short sales and derivative transactions of our stock by our named executive officers, directors and all of our employees, including short sales of our securities, including short sales “against the box” (a sale with a delayed delivery); purchases or sales of puts, calls or other derivative securities of the Company; or other hedging or monetization transactions such as zero-cost collars and forward sale contracts, as they involve the establishment of a short position.

In addition, our insider trading policy prohibits our named executive officers, directors and all of our employees from purchasing our securities on margin, borrowing against Company securities held in a margin account, or pledging our securities as collateral for a loan.

Clawback Policy

In November 2023, the Board adopted an executive officer compensation clawback policy that may be applied in the event of a material financial restatement. The clawback policy covers all of the named executive officers and includes all incentive-based compensation. Specifically, in the event of an accounting restatement, the Company must recover, reasonably promptly, erroneously awarded compensation in amounts determined pursuant to the policy. Compensation that may be recoverable under the policy includes cash or equity-based compensation for which the grant, payment or vesting (or any portion thereof) is or was predicated upon the achievement of specified financial results that are impacted by the material financial restatement, and the amount of compensation that may be impacted by the clawback policy is the difference between the amount paid or granted, and the amount that should have been paid or granted, if calculated on the updated financials. Recovery under the policy with respect to an executive officer will not require the finding of any misconduct by such executive officer or such executive officer being found responsible for the accounting error leading to an accounting restatement. Our equity awards provide that the Company may annul an award if the grantee incurs a separation from service for “cause” (as defined in the agreements). In such case, all awards and any amounts or benefits received or outstanding shall be subject to cancellation, recoupment, rescission, payback and other action in accordance with the terms of the Company Clawback Policy or any applicable law. In addition, in the event of a restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirement under the law, whether such noncompliance is the result of misconduct or other circumstances, an employee shall be required to reimburse the Company for any amounts earned or payable with respect to an award granted under the Company’s equity plan to the extent required by law and the Company’s clawback policy.

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

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; although the Company generally grants equity-based awards annually after the completion of annual calendar year performance review process. Each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations, but does not take material nonpublic information into account when determining the terms of awards. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

For all stock option awards, the exercise price is the closing price of the Company’s common stock on the Nasdaq on the date of the grant. If the grant date falls on a non-trading day, the exercise price is the closing price of the Company’s common stock on the Nasdaq on the last trading day preceding the date of grant.

During fiscal 2025, the Company did not grant equity awards to its named executive officers during the four business days prior to or the one business day following the filing of its periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation for named executive officer grants in fiscal 2025.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its stockholders.

Compensation Committee Report

The members of the Company’s Compensation Committee hereby state:

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis, required by Item 402(b) of Regulation S-K. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

The foregoing report has been furnished by the Compensation Committee

Claus van der Velden, Committee Chair

Steffen Thomas

Peter Donhauser

Summary Compensation

The particulars of compensation paid to our named executive officers for the last three completed fiscal years:

					All other
				Option	Compen-
Name and Principal		Salary	Bonus	Awards	sation	Total
Position	Year	($)	($)	($)	($)(1)	($)
Christopher Missling, PhD	2025	723,485	140,000	3,083,000	12,600	3,959,085
President, Chief Executive Officer, and	2024	700,000	140,000	1,927,600	16,100	2,783,700
Director	2023	700,000	124,753	3,066,200	3,500	3,894,453
Sandra Boenisch(2)	2025	199,858	37,709	308,200	9,503	555,270
Principal Financial Officer and Treasurer	2024	201,468	—	192,700	8,059	402,227
	2023	186,883	—	306,700	7,475	501,058

(1)	Comprised of employer matching of defined contribution savings plans.

(2)	Compensation to Ms. Boenisch denominated in Canadian Dollars and has been translated to US dollars at an exchange rate of 0.714188 during the year ended September 30, 2025 (2024: 0.73733; 2023: 0.7416).

Employment Agreements

Christopher Missling

We and Dr. Missling entered into an employment agreement dated July 5, 2013, as amended and extended most recently by the fourth amendment effective July 5, 2025 (the “CEO Employment Agreement”), whereby we currently pay Dr. Missling an annual base salary of $800,000. In addition, Dr. Missling is eligible to earn an annual cash bonus for each whole or partial calendar year of up to twenty percent of his base salary, and to participate in our employee benefit plans. We have agreed to indemnify Dr. Missling in connection with his provision of services to us.

Sandra Boenisch

We and Ms. Boenisch entered into an amended and restated employment agreement dated October 4, 2017, as amended and extended most recently by the third amendment effective July 5, 2025, whereby we currently pay Ms. Boenisch an annual base salary of $279,840 Canadian dollars. In addition, Ms. Boenisch is eligible to earn an annual cash bonus for each whole or partial calendar year of up to twenty percent of her base salary, and to participate in our employee benefit plans. Ms. Boenisch is eligible for discretionary salary increases.

Grants of Plan Based Awards

The following table sets forth the awards granted for each named executive officer during the year ended September 30, 2025 under our 2022 Omnibus Incentive Plan:

		All other option awards
Name	Grant Date	Number of securities underlying options (#)(1)	Exercise or base price of option award ($/sh)	Grant date fair value of option awards ($) (2)
Christopher Missling, PhD	March 31, 2025	500,000	$8.58	$3,083,000
Sandra Boenisch	March 31, 2025	50,000	$8.58	$308,200

(1) Represents shares of our common stock underlying options awarded, each of which vest over time.

(2) Represents the fair value of each equity award on the date of grant, as computed in accordance with FASB ASC 718.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of September 30, 2025.

Option Awards
			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying	Option
	Exercisable Options	Unexercisable Options	Unexercised Unearned Options	Exercise Price	Option Expiration
Name	(#)	(#)	(#)	($)	Date

Christopher	379,625	—	—	6.26	July 5, 2026
Missling	861,429	—	—	7.06	July 18, 2026
	500,000	—	—	3.28	September 22, 2026
	450,000	—	—	5.92	May 12, 2027
	400,000	—	—	3.30	December 13, 2027
	450,000	—	—	2.30	May 15, 2028
	409,500	—	—	2.58	October 1, 2028
	750,000	—	—	3.15	May 3, 2029
	550,000	—	—	2.96	January 6, 2030
	550,000	—	—	5.49	December 30, 2030
	—	500,000	—	18.11	August 2, 2031
	166,667	333,333	—	7.54	June 14, 2032
	250,000	250,000	—	10.09	June 27, 2032
	250,000	250,000	—	8.57	March 31, 2033
	125,000	375,000	—	5.36	February 20, 2034
	125,000	375,000	—	8.58	March 31, 2035
Sandra Boenisch	30,000	—	—	3.30	December 13, 2027
	30,000	—	—	2.30	May 15, 2028
	27,300	—	—	2.58	October 1, 2028
	35,000	—	—	2.93	June 4, 2029
	70,000	—	—	2.96	January 6, 2030
	50,000	—	—	5.49	December 30, 2030
	—	40,000	—	18.11	August 2, 2031
	20,000	20,000	—	10.09	June 27, 2032
	25,000	25,000	—	8.57	March 31, 2033
	12,500	37,500	—	5.36	February 20, 2034
	12,500	37,500	—	8.58	March 31, 2035

On March 31, 2025, our Compensation Committee granted options to our Chief Executive Officer and Principal Financial Officer, which vest in four equal tranches based on four performance milestones including 1) the Company engaging in a second Regulatory dialogue for blarcamesine, 2) the publication of preclinical blarcamesine prevention Alzheimer’s disease data, 3) the publication of blarcamesine clinical/biomarker Alzheimer’s disease data and 4) the Company entering into a collaboration or licensing agreement.

Option Exercises and Stock Vested

The following table sets forth for each named executive officer awards that were exercised during the year ended September 30, 2025:

	Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Christopher Missling	687,500	5,161,206
Sandra Boenisch	—	—

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There was no nonqualified deferred compensation for our named executive officers in fiscal 2025.

CEO Pay Ratio Disclosure

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. Based on the information for fiscal 2025, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was 16:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below.

We identified the median employee by examining the 2025 annual base salary compensation for all individuals, excluding our CEO. We excluded independent contractors retained on an as needed basis, whose compensation is determined by an unaffiliated third party, and who are therefore are not considered our employees for purposes of the pay ratio calculation.

We included all employees who were employed by us as of September 30, 2025. We selected the determination date and measurement period because this was the most recent period for which employee census and compensation information was readily available. Salaries and wages were annualized for those employees who were not employed for the full year of fiscal 2025. We selected annual base salary as our compensation measure because it is readily available in our existing payroll systems, it is consistently calculated for each employee, and because it is a reasonable proxy for total compensation for purposes of determining the median employee. We did not apply any cost-of-living adjustments to the compensation of employees in jurisdictions other than the jurisdiction in which the CEO resides.

Once we identified our median employee, we calculated such employee’s annual total compensation for fiscal 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in that employee’s annual total compensation of $248,195. The median employee’s annual total compensation includes annualized base salary, annualized bonus, annualized 401(k) or RRSP matching contributions, and the fair value of awards granted during the fiscal year ended September 30, 2025 under our 2022 Omnibus Incentive Plan.

With respect to the CEO, we used the amount reported as total compensation in the Summary Compensation Table included above. Any estimates and assumptions used to calculate total annual compensation are described in footnotes to the Summary Compensation Table.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended September 30, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiong Ma	41,000	—	323,060	—	—	—	364,060
Claus van der Velden	41,000	—	323,060	—	—	—	364,060
Athanasios Skarpelos	25,000	—	323,060	—	—	—	348,060
Steffen Thomas	25,000	—	323,060	—	—	—	348,060
Peter Donhauser	25,000	—	323,060	—	—	—	348,060

(1) Includes stock option awards valued based on the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. The amounts shown in the table above do not necessarily reflect the actual value that may be realized by the non-employee director upon vesting. On September 30, 2025, the aggregate number of outstanding vested and unvested stock option awards held by each director was as follows: Dr. Ma possessed options to purchase 260,000 shares, Dr. van der Velden possessed options to purchase 405,500 shares, Mr. Skarpelos possessed options to purchase 455,500 shares, Dr. Thomas possessed options to purchase 455,500 shares and Dr. Donhauser possessed options to purchase 405,500 shares.

We currently compensate non-employee directors $25,000 per year, paid quarterly. We compensate Dr. Ma an additional $4,000 per quarter for acting as Chair. We compensate Claus van der Velden an additional $4,000 per quarter for performing the functions of Chairman of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

We regularly grant members of the Board of Directors awards of options. Each Board member is granted options initially when they join the Board of Directors, which typically vest over a three-year period. Additionally, we grant awards on an annual basis. Annual awards of options typically vest over three years. In 2025, the annual grant was 50,000 options to each director.

In addition, directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award further special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors. Executive officers are eligible for the broad-based retirement plans described more fully above.

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

If Dr. Missling was terminated by the Company without cause on September 30, 2025, he would have been entitled to a severance payment of $2.8 million. If Dr. Missling terminated his employment for Good Reason on September 30, 2025, he would have been entitled to a severance payment of $2.7 million.

Our CFO Employment Agreement with Ms. Boenisch contains provisions regarding our obligations upon her termination. Any capitalized term not defined herein is used as defined in the CFO Employment Agreement. Under the CFO Employment Agreement, if Ms. Boenisch is terminated without Cause, the Company shall pay Ms. Boenisch severance compensation equal to twelve months base salary payable by the Company for the twelve-month period following the Termination. In addition, the Company must provide Ms. Boenisch thirty (30) day notice of her Termination. If the Company opts to have Ms. Boenisch cease providing services to the Company prior to the expiration of the thirty (30) day notice-period (the “Notice Period”), Ms. Boenisch shall receive the Compensation and Benefits for the full length of the Notice Period as if such period was not waived. In addition, any unvested stock options or stock awards vesting in the contract year of Termination held by Ms. Boenisch as of the Date of Termination shall immediately vest.

If Ms. Boenisch was terminated by the Company without cause on September 30, 2025, she would have been entitled to continued salary payments equal to $0.2 million in total.

The following table presents accelerated vesting for certain equity awards outstanding at the time of the executive’s termination for each Named Executive Officer, if employment were terminated by either the Company without cause or by Dr. Missling for good reason on September 30, 2025:

	Vesting Upon Termination
Named Executive Officer	Unvested Stock Options (#)		Stock Option Awards Estimated Benefit ($)(1)
Dr. Christopher Missling	2,083,333		1,983,333
Sandra Boenisch	—	(2)	—

(1) Estimated benefit based on the closing stock price of $8.90 at September 30, 2025.

(2) Ms. Boenisch’s unvested stock options at September 30, 2025 all contained performance based vesting conditions, therefore such options would not automatically vest upon Termination.

Potential Payments Upon Change in Control

If the Company is subject to a Change in Control, then the CEO Employment Agreement and the CFO Employment Agreement provide that all previously granted but unvested stock options held by Dr. Missling and Ms. Boenisch shall vest.

The following table presents accelerated vesting for certain equity awards outstanding to the Named Executive Officer, if a change in control had occurred at September 30, 2025:

	Vesting Due to Change in Control
Named Executive Officer	Unvested Stock Options (#)	Stock Option Awards Estimated Benefit ($)(1)
Dr. Christopher Missling	2,083,333	1,983,333
Sandra Boenisch	160,000	153,000

(1) Estimated benefit based on the closing stock price of $8.90 at September 30, 2025.

For a complete description of these terms and conditions please refer to the CEO Employment Agreement and CFO Employment Agreement (and their amendments) filed as exhibits to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of November 24, 2025, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and our named executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)
Directors and Named Executive Officers
Common Stock	Christopher Missling (CEO/Director)	7,727,386	(2)	8.1%
Common Stock	Jiong Ma (Director, Chair)	160,001	(3)	*
Common Stock	Claus van der Velden (Director)	305,501	(4)	*
Common Stock	Athanasios Skarpelos (Director)	1,661,959	(5)	1.9%
Common Stock	Steffen Thomas (Director)	399,152	(6)	*
Common Stock	Peter Donhauser (Director)	310,501	(7)	*
Common Stock	Sandra Boenisch (Principal Financial Officer)	335,262	(8)	*
Common Stock	Directors & Executive Officers as a group (7 persons)	10,899,762		11.2%
5% Holders
Common Stock	BlackRock, Inc. 55 East 52nd Street New York, NY 10055	6,671,075	(9)	7.5%

*Less than 1%

(1)	Percentage of ownership is based on 89,348,107 of our common stock issued and outstanding as of November 24, 2025. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 379,625 shares of our common stock at $6.26 per share, options to purchase 861,429 shares of our common stock at $7.06 per share, options to purchase 500,000 shares of our common stock at $3.28 per share, options to purchase 450,000 shares of our common stock at $5.92 per share, options to purchase 400,000 shares of our common stock at $3.30 per share, options to purchase 450,000 shares of our common stock at $2.30 per share, options to purchase 409,500 shares of our common stock at $2.58 per share, options to purchase 750,000 shares of our common stock at $3.15 per share, options to purchase 550,000 shares of our common stock at $2.96 per share, options to purchase 550,000 shares of our common stock at $5.49 per share, options to purchase 166,667 shares of our common stock at $7.54 per share, options to purchase 250,000 shares of our common stock at $10.09 per share, options to purchase 250,000 shares of our common stock at $8.57 per share, options to purchase 125,000 shares of our common stock at $5.36 per share and options to purchase 125,000 shares of our common stock at $8.58 per share that are vested or are vesting within 60 days. Excludes options to purchase 500,000 shares of our common stock at $18.11 per share, options to purchase 333,333 shares of our common stock at $7.54 per share, options to purchase 250,000 shares of our common stock at $10.09 per share, options to purchase 250,000 shares at $8.57 per share, options to purchase 375,000 shares of common stock at $5.36 per share and options to purchase 375,000 shares of our common stock at $8.58 per share that do not vest within 60 days.

(3)	Includes options to purchase 35,000 shares of our common stock at $13.01 per share, options to purchase 25,000 shares of our common stock at $18.11 per share, options to purchase 50,000 shares of our common stock at $10.09 per share, options to purchase 33,334 shares of our common stock at $8.57 per share and options to purchase 16,667 shares of our common stock at $5.36 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,666 shares of our common stock at $8.57 per share, options to purchase 33,333 shares of our common stock at $5.36 per share and options to purchase 50,000 shares of common stock at $8.58 per share that do not vest within 60 days.

(4)	Includes options to purchase 50,000 shares of our common stock at $2.60 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share, options to purchase 50,000 shares of our common stock at $10.09 per share, options to purchase 33,334 shares of our common stock at $8.57 per share and options to purchase 16,667 shares of our common stock at $5.36 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,666 shares of our common stock at $8.57 per share, options to purchase 33,333 shares of our common stock at $5.36 per share and options to purchase 50,000 shares of common stock at $8.58 per share that do not vest within 60 days.

(5)	Includes options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share, options to purchase 50,000 shares of our common stock at $10.09 per share, options to purchase 33,334 shares of our common stock at $8.57 per share and options to purchase 16,667 shares of our common stock at $5.36 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,666 shares of our common stock at $8.57 per share, options to purchase 33,333 shares of our common stock at $5.36 per share and options to purchase 50,000 shares of common stock at $8.58 per share that do not vest within 60 days.

(6)	Includes options to purchase 100,000 shares of our common stock at $3.28 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share, options to purchase 50,000 shares of our common stock at $10.09 per share, options to purchase 33,334 shares of our common stock at $8.57 per share and options to purchase 16,667 shares of our common stock at $5.36 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,666 shares of our common stock at $8.57 per share, options to purchase 33,333 shares of our common stock at $5.36 per share and options to purchase 50,000 shares of common stock at $8.58 per share that do not vest within 60 days.

(7)	Includes options to purchase 50,000 shares of our common stock at $5.39 per share, options to purchase 45,500 shares of our common stock at $2.58 per share, options to purchase 50,000 shares of our common stock at $2.96 per share, options to purchase 35,000 shares of our common stock at $5.49 per share, options to purchase 25,000 shares of our common stock at $18.11 per share, options to purchase 50,000 shares of our common stock at $10.09 per share, options to purchase 33,334 shares of our common stock at $8.57 per share and options to purchase 16,667 shares of our common stock at $5.36 per share that have vested or are vesting within 60 days. Excludes options to purchase 16,666 shares of our common stock at $8.57 per share, options to purchase 33,333 shares of our common stock at $5.36 per share and options to purchase 50,000 shares of common stock at $8.58 per share that do not vest within 60 days.

(8)	Includes options to purchase 30,000 shares of our common stock at $3.30 per share, options to purchase 30,000 shares of our common stock at $2.30 per share, options to purchase 27,300 shares of our common stock at $2.58 per share, options to purchase 35,000 shares of our common stock at $2.93 per share, options to purchase 70,000 shares of our common stock at $2.96 per share, options to purchase 50,000 shares of our common stock at $5.49 per share, options to purchase 20,000 shares of common stock at $10.09 per share, options to purchase 25,000 shares of our common stock at $8.57 per share, options to purchase 12,500 shares of our common stock at $5.36 per share and options to purchase 12,500 shares of our common stock at $8.58 per share that have vested or are vesting within 60 days. Excludes options to purchase 40,000 shares of our common stock at $18.11 per share, options to purchase 20,000 shares of our common stock at $10.09 per share, options to purchase 25,000 shares of our common stock at $8.57 per share, options to purchase 37,500 shares of common stock at $5.36 per share and options to purchase 37,500 shares of our common stock at $8.58 per share that do not vest within 60 days.

(9)	Based on Schedule 13G/A as filed with the SEC and dated on January 25, 2024.

Change in Control

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements at September 30, 2025:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	26,050,553	7.25	8,436,882
Equity compensation plans not approved by security holders	—	—	—
Total	26,050,553	7.25	8,436,882

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

The purpose of the 2022 Plan is to retain the services of valued key employees and consultants of our Company and such other persons, and to encourage such persons to acquire a greater proprietary interest in our Company, thereby strengthening their incentive to achieve the objectives of the stockholders of our Company. The purpose is also to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There has not been nor is there currently proposed any transaction or series of similar transactions requiring disclosure in this Annual Report to which we were or are a party in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation for legal services, described below, and compensation agreements and other arrangements which are described in “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management”. In accordance with the charter of the Company’s Audit Committee, the Company’s policy is to require that any related party transactions be reviewed and approved by the Audit Committee.

Legal Services

During the year ended September 30, 2025, the brother of our CEO provided legal services to the Company. In exchange for these services, the Company paid $88,541 to the brother of our CEO and issued options to purchase 50,000 shares of our common stock at $8.58 per share. The grant date fair value of the options was $308,200 computed in accordance with FASB ASC Topic 718. The value does not necessarily reflect the actual value that may be realized by the related party upon vesting. The options vest in four equal tranches based on four performance milestones.

All such services provided by the related party to the Company were made in the ordinary course of business.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our Company for professional services rendered by our independent registered public accounting firm, Grant Thornton, LLP for the fiscal years ended September 30, 2025 and 2024:

	2025	2024
Audit Fees	$523,950	$446,250
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$523,950	$446,250

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Commission, including comfort and consent letters for the fiscal years ended September 30, 2025 and 2024 in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(1)	Underwriting Agreement
1.1	Sales Agreement, dated July 25, 2025, by and between the Company and TD Securities (USA) LLC (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2025)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as amended (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2023)
(4)	Instruments Defining the Rights of Security Holders
4.1	Description of Registrant’s Securities (incorporated by reference to our Annual Report on Form 10-K filed on November 28, 2022)
4.2	Registration Rights Agreement, dated February 3, 2023, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2023)
(10)	Material Contracts
10.1^	2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on December 29, 2015)
10.2^	2019 Omnibus Incentive Plan (incorporated by reference to our Proxy Statement, dated February 11, 2019, as filed on February 11, 2019)
10.3^	2022 Omnibus Incentive Plan (incorporated by reference to our Registration Statement on Form S-8, as filed on June 10, 2022)
10.4	Amendment No.1 to 2022 Omnibus Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on June 13, 2025)
10.5^	Employment Agreement, dated as of July 5, 2013, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2013)
10.6^	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.7^	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
10.8^	Second Amendment to Employment Agreement, dated as of May 3, 2019 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2019)
10.9^	Third Amendment to Employment Agreement, dated April 7, 2022 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2022)
10.10^	Fourth Amendment to Employment Agreement, dated July 3, 2025, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 3, 2025)
10.11^	Amended and Restated Employment Agreement by and between the Company and with Sandra Boenisch (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
10.12^	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 4, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 6, 2020)

10.13^	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 28, 2022 (incorporated by reference to our Current Report on Form 8-K filed on March 4, 2022)
10.14^	Amendment No. 3 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated July 3, 2025 (incorporated by reference to our Current Report on Form 8-K filed on July 3, 2025)
10.15	Purchase Agreement dated February 3, 2023 by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2023)
(14)	Code of Ethics
14.1	Code of Ethics Adopted on August 1, 2023 (incorporated by reference to our Annual Report on Form 10-K filed on November 27, 2023)
19.1	Insider Trading Policy (incorporated by reference to our Annual Report on Form 10-K filed on December 23, 2024)
(21)	Subsidiaries
21.1*	Subsidiaries of the Registrant
(23)	Consent
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Christopher Missling, PhD.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1**	Section 906 Certification of Christopher Missling, PhD and Sandra Boenisch
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Anavex Life Sciences Corp. Compensation Clawback Policy (incorporated by reference to our Annual Report on Form 10-K filed on November 27, 2023)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 25, 2025	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Christopher Missling, PhD
	Name:	Christopher Missling, PhD
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher Missling, PhD		November 25, 2025
Christopher Missling, PhD	Chief Executive Officer (Principal Executive Officer) and Director
/s/ Sandra Boenisch		November 25, 2025
Sandra Boenisch, CPA, CGA	Principal Financial Officer and Treasurer (Principal Accounting Officer)
/s/ Jiong Ma, PhD		November 25, 2025
Jiong Ma, PhD	Director, Chair
/s/ Claus van der Velden, PhD		November 25, 2025
Claus van der Velden, PhD	Director
/s/Athanasios Skarpelos		November 25, 2025
Athanasios Skarpelos	Director
/s/ Steffen Thomas, PhD		November 25, 2025
Steffen Thomas, PhD	Director
/s/ Peter Donhauser, D.O.		November 25, 2025
Peter Donhauser, D.O.	Director