Form 10-Q
period 2025-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2026-02-09
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 92,671,758 shares of Common Stock outstanding as of February 9, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

Anavex Life Sciences Corp.
Condensed Consolidated Interim Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2025	2025
	(Unaudited)
Assets
Current
Cash and cash equivalents	$131,749	$102,577
Incentive and tax receivables	844	809
Prepaid expenses and other current assets	396	429
Total Assets	$132,989	$103,815

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,639	$4,249
Accrued liabilities - Note 3	2,927	3,892
Deferred grant income - Note 4	805	805
Total Liabilities	$6,371	$8,946

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share	—	—
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
92,671,758 common shares (September 30, 2025 - 86,668,521)	93	87
Additional paid-in capital	514,654	477,230
Accumulated deficit	(388,129)	(382,448)
Total Stockholders’ Equity	$126,618	$94,869
Total Liabilities and Stockholders’ Equity	$132,989	$103,815

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended December 31,
	2025	2024
Operating expenses
General and administrative	$2,126	$3,146
Research and development	4,656	10,446

Total operating expenses	6,782	13,592
Operating loss	(6,782)	(13,592)

Other income (expense)
Grant income	—	12
Research and development incentive income	33	412
Interest income, net	1,079	1,394
Foreign exchange gain (loss)	7	(337)

Total other income, net	1,119	1,481
Net loss before provision for income taxes	(5,663)	(12,111)

Income tax expense, current	(18)	—

Net loss and comprehensive loss	$(5,681)	$(12,111)

Net Loss per share
Basic and diluted	$(0.06)	$(0.14)

Weighted average number of shares outstanding
Basic and diluted	89,029,458	84,805,974

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended December 31,
	2025	2024

Cash Flows used in Operating Activities
Net loss	$(5,681)	$(12,111)
Adjustments to reconcile net loss to net cash used in operations:
Share based compensation	1,107	2,055
Changes in working capital balances related to operations:
Incentive and tax receivables	(35)	(108)
Prepaid expenses and deposits	33	220
Accounts payable	(1,610)	(5,060)
Accrued liabilities	(965)	2,897
Deferred grant income	—	(13)
Net cash used in operating activities	(7,151)	(12,120)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	36,323	—
Proceeds from exercise of stock options	—	708
Net cash provided by financing activities	36,323	708

(Decrease) Increase in cash and cash equivalents during the period	29,172	(11,412)
Cash and cash equivalents, beginning of period	102,577	132,187
Cash and cash equivalents, end of period	$131,749	$120,775

Supplemental Cash Flow Information
Cash paid for state and local franchise taxes	$41	$43

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
For the three months ended December 31, 2025 and 2024
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance, October 1, 2025	86,668,521	$87	$477,230	$(382,448)	$94,869
Shares issued under 2025 Sales Agreement	6,003,237	6	36,317	—	36,323
Share based compensation	—	—	1,107	—	1,107
Net loss	—	—	—	(5,681)	(5,681)
Balance, December 31, 2025	92,671,758	$93	$514,654	$(388,129)	$126,618

Balance, October 1, 2024	84,795,517	$85	$456,249	$(336,071)	$120,263
Shares issued pursuant to exercise of stock options	189,932	—	708	—	708
Share based compensation	—	—	2,055	—	2,055
Net loss	—	—	—	(12,111)	(12,111)
Balance, December 31, 2024	84,985,449	$85	$459,012	$(348,182)	$110,915

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2025 – Page 1

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

These accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The consolidated balance sheet as of September 30, 2025 was derived from the audited annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 25, 2025. The Company follows the same accounting policies in the preparation of interim reports.

Certain immaterial amounts from prior periods have been reclassified to conform to the current year’s presentation.

Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.

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

Management believes that the current working capital position will be sufficient to meet the Company’s working capital requirements beyond the next 12 months after the date that these unaudited condensed consolidated interim financial statements are issued. The process of drug development can be costly, and the timing and outcomes of clinical trials are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of the Company’s research and development programs and the level of financial resources available. The Company has the ability to adjust its operating plan spending levels based on the timing of future clinical trials.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2025 – Page 2

(Unaudited)

Other than our rights related to the 2025 Sales Agreement (as defined below in Note 5), there can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its research and development activities.

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

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

At December 31, 2025 and September 30, 2025, the Company did not have any Level 2 or Level 3 assets or liabilities.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2025 – Page 3

(Unaudited)

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures”. The amendments in ASU No. 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to the financial statements for certain categories of expenses that are included on the face of the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this guidance on its disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The amendments in ASU No. 2025-11 are intended to improve the clarity and usability of interim reporting guidance by reorganizing Topic 270, clarifying when interim reporting requirements apply, and consolidating interim disclosure requirements that are currently dispersed throughout the Codification. The amendments are effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its interim reporting processes and disclosures.

Note 3 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	December 31,	September 30,
	2025	2025
Accrued investigator payments	$24	$96
Accrued compensation and benefits	1,228	1,562
Milestone-based contract accruals	299	523
All other accrued liabilities	1,376	1,711
Total accrued liabilities	$2,927	$3,892

Note 4 Other Income

Grant income

As of December 31, 2025, the Company had received a $1.0 million (September 30, 2025: $1.0 million) research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research. The grant will be used to fund a clinical trial of the Company’s lead compound, ANAVEX®2-73 (blarcamesine) related to Parkinson’s disease. Of the total, $0.5 million was received during the year ended September 30, 2023 and $0.5 million was received during the year ended September 30, 2021.

The grant income has been deferred when received and is being amortized to other income as the related research and development expenditures are incurred. During the three months ended December 31, 2025, the Company recognized $Nil (three months ended December 31, 2024: $12,275) of this grant on its statements of operations within grant income. At December 31, 2025 an amount of $0.8 million (September 30, 2025: $0.8 million) of this grant is recorded as deferred grant income, representing the amount of this grant which has not yet been amortized to other income. The Company will recognize this income on its statements of operations as the related expenditures are incurred to offset the income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2025 – Page 4

(Unaudited)

During the three months ended December 31, 2025, the Company recorded research and development incentive income of $0.03 million (AUD 0.05 million) (three months ended December 31, 2024: $0.4 million (AUD 0.6 million)) in respect of the Australia R&D credit for eligible research and development expenses incurred during the period. This amount is included within Other income (expense) on the condensed consolidated interim statements of operations and comprehensive loss.

At December 31, 2025, Incentive and tax receivables includes $0.7 million (AUD 1.1 million) (September 30, 2025: $0.7 million (AUD 1.1 million)) relating to Australia R&D credits earned during the period that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

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

December 31, 2025 – Page 5

(Unaudited)

The Company has agreed to pay the Sales Agent commissions for its services of up to 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the Sales Agreement. The Company has also agreed to provide the Sales Agent with customary indemnification and contribution rights.

During the three months ended December 31, 2025, the Company issued 6,003,237 shares of common stock for net proceeds of $36.3 million pursuant to the 2025 Sales Agreement.

2023 Purchase Agreement

On February 3, 2023, the Company entered into a $150.0 million purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company had the right to sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $150.0 million in value of its shares of common stock from time to time over a three-year period.

In consideration for entering into the 2023 Purchase Agreement, the Company issued to Lincoln Park 75,000 shares of common stock as a commitment fee (the “initial commitment shares”) and agreed to issue up to an additional 75,000 shares pro rata, when and if, Lincoln Park purchased, at the Company’s discretion, the $150.0 million aggregate commitment. The Company determined the fair value of the initial commitment shares was $0.8 million with reference to the closing price of the Company’s shares on the 2023 Purchase Agreement date. In addition, the Company incurred third party expenses of $0.1 million in connection with entering into the 2023 Purchase Agreement. These amounts were expensed to other financing expense on the statements of operations during the year ended September 30, 2023.

During the three months ended December 31, 2025 and year ended September 30, 2025, the Company did not issue any shares of common stock under the 2023 Purchase Agreement.

The 2023 Purchase Agreement expired on February 3, 2026.

Note 6 Commitments and Contingencies

Lease

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

The operating lease costs were as follows (in thousands):

	Three months ended December 31,
	2025	2024
Operating lease costs	$35	$33

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2025 – Page 6

(Unaudited)

The Company made matching contributions under the 401(k) plan as follows (in thousands):

	Three months ended December 31,
	2025	2024
Contributions to 401(k) plan	$25	$48

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s unaudited condensed consolidated interim financial statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its unaudited condensed consolidated interim financial statements.

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York and it named the Company and an officer of the Company as Defendants. The complaint was amended on July 12, 2024 (the “Initial Action”). The complaint alleged violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome. This lawsuit was dismissed by the United States District Court for the Southern District of New York on June 18, 2025. The plaintiff filed a notice of appeal on July 17, 2025. Briefing on the appeal concluded October 30, 2025 and oral argument has been scheduled to occur on February 12, 2026. No decision has been entered. No amount has been recorded in these unaudited condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

On May 8, 2024, a similar complaint was filed in the same court by Kenneth Downing, a purported shareholder of the Company, against the same defendants. The Company believed that this lawsuit was also without merit and filed a motion to dismiss the complaint. Plaintiff Downing voluntarily dismissed this complaint subsequent to the filing of the motion to dismiss.

On or about May 13, 2024, a derivative lawsuit was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the U.S. District Court for the District of Nevada by another purported shareholder. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a)of the Securities Exchange Act regarding the same or similar allegations at issue in the purported class action lawsuit related to disclosures and statements made about certain clinical trials related to Rett syndrome. On January 22, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the motion to dismiss filed by defendants in the Initial Action is decided by the U.S. District Court for the Southern District of New York. The stay has been extended through the appeal. No amount has been recorded in these unaudited condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

On February 14, 2025, another derivative lawsuit asserting state law breach of fiduciary duty and unjust enrichment claims based upon similar allegations was filed against the Company (as nominal defendant), an officer of the Company, and members of the Company’s Board of Directors in the Supreme Court for the State of New York, County of New York, by another purported shareholder. On August 18, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the appeal in the Initial Action is resolved. No amount has been recorded in these unaudited condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2025 – Page 7

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

Share Purchase Warrants

At December 31, 2025 and September 30, 2025, the Company had 10,000 share purchase warrants outstanding exercisable at $12.00 per share until April 21, 2026.

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

December 31, 2025 – Page 8

(Unaudited)

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

At December 31, 2025, 6,319,330 options had been issued under the 2022 Plan and 8,647,381 options were available for issue under the 2022 Plan.

The following summarizes information about stock option activity during the three months ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2025	14,961,583	7.25	5.46	39,715,608
Granted	92,000	3.63	2.76	—
Expired	(125,000)	11.14	5.35	—
Forfeited	(177,499)	7.67	5.57	—
Outstanding, December 31, 2025	14,751,084	7.19	5.44	2,549,729
Exercisable, December 31, 2025	10,600,006	6.14	4.80	2,539,979

The following summarizes information about stock options at December 31, 2025 by a range of exercise prices:

Range of exercises prices		Number of outstanding	Weighted average remaining contractual life	Weighted average exercise	Number of vested	Weighted average exercise
From	To	options	(in years)	price	options	price
$2.30	$5.00	4,407,700	3.04	$3.04	4,235,700	$2.99
$5.01	$7.00	3,251,203	4.93	$5.62	2,588,955	$5.68
$7.01	$9.00	4,218,181	6.38	$8.08	2,211,267	$7.81
$9.01	$13.00	1,509,000	6.47	$10.19	1,034,084	$10.24
$13.01	$25.00	1,365,000	5.65	$18.33	530,000	$18.67
		14,751,084	5.00	$7.19	10,600,006	$6.14

The weighted average per share fair value of options vested at December 31, 2025 was $4.80 (September 30, 2025: $4.83). At December 31, 2025, the weighted average contractual life of options outstanding was 5.00 years (September 30, 2025: 5.22 years) and for options exercisable was 4.03 years (September 30, 2025: 4.11 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at December 31, 2025.

The Company recognized share-based compensation expense of $1.1 million during the three months ended December 31, 2025 (December 31, 2024: $2.1 million) in connection with the issuance and vesting of stock options in exchange for services. These amounts have been included in general and administrative expenses and research and development expenses on the Company’s condensed consolidated interim statements of operations as follows (in thousands):

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2025 – Page 9

(Unaudited)

	Three months ended December 31,
	2025	2024
General and administrative	$470	$803
Research and development	637	1,252
Total share-based compensation	$1,107	$2,055

An amount of approximately $4.8 million in share-based compensation is expected to be recorded over the remaining term of such options and warrants through fiscal 2029.

The fair value of each option and warrant award is estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

	2025	2024
Risk-free interest rate	3.88%	—
Expected life of options (years)	5.64	—
Annualized volatility	86.61%	—
Dividend rate	0.00%	—

The fair value of stock compensation charges recognized during the three months ended December 31, 2025 and 2024 was determined with reference to the quoted market price of the Company’s shares on the grant date.

Prior to October 1, 2025, the expected life was based on the estimated average life of options using the “simplified method”, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting on October 1, 2025, the expected life is based on the historical exercise activity of previously granted and exercised options.

Note 7 Segmented Information

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

The accounting policies of the segment are the same as those described in the summary of significant accounting policies as described in the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2025. The CODM evaluates performance and allocates resources based on consolidated net loss, as presented in the Company’s unaudited condensed consolidated interim statement of operations, and monitors forecast-to-actual variances for significant expense categories given their direct relationship to cash burn. The CODM also reviews the consolidated balance sheet to assess liquidity, funding capacity, and segment assets, which are reported as total consolidated assets.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended December 31, 2025 and 2024 (in thousands):

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2025 – Page 10

(Unaudited)

	2025	2024
Research and development costs
Preclinical studies	$2	$313
Clinical trials	2,032	7,889
Personnel costs	1,651	906
Non-cash share-based compensation	637	1,252
Other research and development costs(a)	334	86
Total research and development costs	4,656	10,446

General and administrative costs
Personnel costs	457	773
Non-cash share-based compensation	470	802
Other general and administrative costs(b)	1,199	1,571
Total general and administrative costs	2,126	3,146

Other income	1,119	1,481
Income tax expense	(18)	—
Net loss	$(5,681)	$(12,111)

(a)	Other research and development costs include, but are not limited to, publications, sponsorships, membership fees, scientific conferences, and medical affairs strategy and branding.

(b)	Other general and administrative expenses include, but are not limited to, office rent, public company reporting requirements including professional fees, insurance, and other general operating expenses not otherwise included in research and development expenses.

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

There were no subsequent events or transactions that required recognition or disclosure in the unaudited condensed consolidated interim financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” “should,” “forecast,” “potential,” “predict”, “could,” “would,” “will,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	volatility in our stock price and in the markets in general;
●	our ability to successfully conduct preclinical studies and clinical trials for our product candidates;
●	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;
●	our ability to generate any revenue or to continue as a going concern;
●	our ability to execute our research and development plan on time and on budget;
●	our product candidates’ ability to demonstrate efficacy or an acceptable safety profile;
●	our ability to secure regulatory approval of our product candidates and commercialize such product candidates;
●	our ability to obtain the support of qualified scientific collaborators;
●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;
●	our ability to identify and obtain additional product candidates;
●	our reliance on third parties in non-clinical studies and clinical trials;
●	our ability to defend against product liability claims;
●	our ability to safeguard against security breaches;
●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;
●	our ability to comply with our intellectual property licensing agreements;
●	our ability to defend against claims of intellectual property infringement;
●	our ability to compete in the highly competitive biotechnology and pharmaceutical industries;
●	the anticipated start dates, durations and completion dates of our ongoing and future clinical trials;
●	the anticipated designs of our future clinical trials;
●	our ability to attract and retain qualified employees;
●	the impact of Fast Track designation on receipt of actual U.S. Food and Drug Administration (“FDA”) approval;
●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or Fast Track designations;
●	the timing and likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives, including the timing of a decision by the European Medicines Agency(“EMA”), regarding whether to approve the Marketing Authorization Application (“MAA”), for blarcamesine for the treatment of Alzheimer’s disease; and
●	our anticipated future cash position and ability to obtain funding for our operations.

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the FDA, EMA and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical studies and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 25, 2025. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the United States, we assume no obligation to update or supplement forward-looking statements.

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

In July 2018, we presented the results of a genomic DNA and RNA evaluation of the participants in the Phase 2a clinical trial. More than 33,000 genes were analyzed using unbiased, data driven, machine learning, artificial intelligence (“AI”) system for analyzing DNA and RNA data in patients treated with ANAVEX®2-73. The analysis identified genetic variants that impacted response to ANAVEX®2-73, among them variants related to the SIGMAR1, the target for ANAVEX®2-73. Results showed that trial participants with the common SIGMAR1 wild type gene variant, which is estimated to be about 80% of the population worldwide, demonstrated improved cognitive (MMSE) and functional (ADCS-ADL) scores. The results from this evaluation supported the continued evaluation of genomic information in subsequent clinical trials, since these signatures can now be applied to neurological indications tested in future clinical trials with ANAVEX®2-73 including Alzheimer’s disease, Parkinson’s disease dementia and Rett syndrome.

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

In November 2024, we announced the submission of a Marketing Authorisation Application (“MAA”) to the European Medicines Agency (“EMA”), under the centralized procedure, for ANAVEX®2-73 for the treatment of Alzheimer’s disease and, in December 2024, the EMA accepted the submission for scientific review. The MAA, if approved, would allow direct market access throughout the European Union for oral ANAVEX®2-73 (blarcamesine) for the treatment of Alzheimer’s disease. A company seeking to market a new pharmaceutical product through the centralized procedure must file safety data and efficacy data as part of the MAA. After the EMA evaluates the MAA, it provides a recommendation to the European Commission (“EC”) and the EC then approves or denies the MAA. On December 12, 2025, we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA rendered a negative trend-vote following an oral examination of our MAA. On December 18, 2025 we announced that we have requested a re-examination of the MAA. The re-examination procedure is led by a different rapporteur and co-rapporteur, who will conduct a new evaluation of our MAA for blarcamesine. We have also requested that the EMA consult a Scientific Advisory Group as part of this process to provide an independent recommendation.

A long-term open label extension study of ANAVEX®2-73, referred to as the ATTENTION-AD trial, was initiated for patients who completed the 48-week Phase 2b/3 placebo-controlled trial referenced above. This trial extension for a duration of up to 96/144 additional weeks was completed in June 2024. The trial extension demonstrated that blarcamesine-treated patients continued to accrue benefit through up to 192 weeks, as measured by the clinical endpoints ADAS-Cog13 (-3.83; P = 0.0165) and ADCS-ADL (+4.30, P = 0.0206). No new safety findings were observed with continued blarcamesine treatment over three years, confirming good comparative safety profile and no associated neuroimaging adverse events. Delayed-start analysis of treatment with oral blarcamesine was significant, reflecting the importance of early treatment initiation.

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

ANAVEX®2-73 (blarcamesine)-specific Biomarkers

As part of some of our clinical trials, we have incorporated a genomic analysis to better understand potential populations whom our clinical programs might benefit. A full genomic analysis of Alzheimer’s disease patients treated with ANAVEX®2-73 (blarcamesine) has helped us identify actionable genetic variants. A significant impact of the genomic biomarkers SIGMAR1, the direct target of ANAVEX®2-73 (blarcamesine) and COMT, a gene involved in memory function, on the drug response level was identified, leading to an early ANAVEX®2-73 (blarcamesine) specific biomarker hypothesis. We believe that excluding patients with SIGMAR1 identified biomarker variant (approximately 10%-20% of the population) in prospective studies would identify approximately 80%-90% patients that would display clinically significant improved functional and cognitive scores. The consistency between the identified DNA and RNA data related to ANAVEX®2-73 (blarcamesine), which are considered independent of Alzheimer’s disease pathology, as well as multiple endpoints and time-points, provides support for the potential precision medicine clinical development of ANAVEX®2-73 (blarcamesine) by using genetic biomarkers identified within the trial population itself to either confirm the mechanism of action of ANAVEX®2-73 (blarcamesine) or target patients who are most likely to respond to ANAVEX®2-73 (blarcamesine) treatment. We may in the future utilize such an approach in certain indications in which ANAVEX®2-73 (blarcamesine) is being studied.

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

Our Target Indications

We are developing compounds with potential application to two broad categories and several specific indications, including:

Central Nervous System Diseases

●	Alzheimer’s disease – An estimated 7.2 million Americans aged 65 and older are living with Alzheimer’s dementia in 2025, according to the Alzheimer’s Association®. The Alzheimer’s Association® estimates that the annual number of new cases of Alzheimer’s and other dementias is projected to double by 2050. Medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. We believe that there is an urgent and unmet need for both a disease modifying cure for Alzheimer’s disease as well as for better symptomatic treatments.

●	Parkinson’s disease – Parkinson’s disease is a progressive disease of the nervous system marked by tremors, muscular rigidity, and slow, imprecise movement. It is associated with degeneration of the basal ganglia of the brain and deficiency of the neurotransmitter dopamine. Parkinson’s disease currently is estimated to afflict more than 10 million people worldwide, typically middle-aged and elderly people. The Parkinson’s disease market is expected to reach $11.5 billion by 2029, according to GlobalData.

●	Rett syndrome – Rett syndrome is a rare X-linked genetic neurological and developmental disorder that affects the way the brain develops, including protein transcription, which is altered and as a result leads to severe disruptions in neuronal homeostasis. It is considered a rare, progressive neurodevelopmental disorder and is caused by a single mutation in the MECP2 gene. Because males have a different chromosome combination from females, boys who have the genetic MECP2 mutation are affected in devastating ways. Most of them die before birth or in early infancy. For females who survive infancy, Rett syndrome leads to severe impairments, affecting nearly every aspect of the child’s life: severe mental retardation, their ability to speak, walk and eat, sleeping problems, seizures and even the ability to breathe easily. Rett syndrome affects approximately 1 in every 10,000-15,000 females.

●	Schizophrenia - Schizophrenia is a persistent and often disabling mental illness impacting how a person thinks, feels, and behaves, and affects nearly 24 million people worldwide, including 2.8 million people in the U.S., according to the World Health Organization. It is characterized by three symptom domains: positive symptoms (hallucinations and delusions), negative symptoms (difficulty enjoying life and withdrawal from others), and cognitive impairment (deficits in memory, concentration, and decision-making). In part due to limitations with current treatments, people living with schizophrenia often struggle to maintain employment, live independently, and manage relationships. While current treatments can be effective in managing select symptoms, approximately 34% of people do not respond to therapy, with an additional 50-60% experiencing only a partial improvement in symptoms or unacceptable side effects.

●	Fragile X – Fragile X syndrome (FXS) is the most prevalent genetic form of intellectual disability and autism spectrum disorder, primarily affecting boys. As with most neurodevelopmental disorders, FXS is considered a condition of synaptic development and function. The disease has a range of clinical presentations depending on the specific genetic changes associated with an “expansion” of the FMR1 gene. The disease is characterized by deficits in long-term potentiation and homeostatic plasticity. FXS has been detected in all populations and ethnic groups. Researchers do not know the exact number for how many Americans could have full mutation FXS. Studies from the Centers for Disease Control (CDC) estimate that the disease affects approximately 1:4,000 males and 1:6,000-8,000 females. Worldwide, more than 1,400,000 people could be affected by FXS.

●	Depression – Depression is a major cause of morbidity worldwide according to the World Health Organization. The global antidepressant drug market is projected to reach $21 billion by 2030 according to Allied Market Research. Pharmaceutical treatment for depression has been historically dominated by blockbuster brands. However, the dominance of the leading brands is waning, largely due to an increase in the number of approvals for antidepressant drugs.

●	Epilepsy – Epilepsy is a common chronic neurological disorder characterized by recurrent unprovoked seizures. These seizures are transient signs and/or symptoms of abnormal, excessive or synchronous neuronal activity in the brain. According to the Centers for Disease Control and Prevention, data from 2021 and 2022 suggest epilepsy affects roughly 3.4 million Americans. Today, epilepsy is often controlled, but not cured, with medications that are categorized as older traditional anti-epileptic drugs and second-generation anti-epileptic drugs. Because epilepsy afflicts sufferers in different ways, there is a need for drugs used in combination with both traditional anti-epileptic drugs and second generation anti-epileptic drugs.

●	Infantile Spasms – Infantile spasms are a rare and severe form of epilepsy that typically begin in infancy. These spasms are characterized by sudden, jerking movements and are often accompanied by developmental delays and abnormal brain wave patterns, requiring immediate medical attention. Infantile spasms are rare, affecting approximately 1 in 2,000 to 4,000 live births according to the Epilepsy Foundation, 2024. While the condition is uncommon, it represents a significant proportion of epilepsy cases in infants and young children. The prognosis varies based on the underlying cause, but early treatment can improve outcomes in many cases.

●	Frontotemporal Dementia – Frontotemporal Dementia (FTD) is a group of neurodegenerative disorders that primarily affect the frontal and temporal lobes of the brain, leading to changes in behavior, personality, language, and movement. It is a major cause of dementia in individuals under the age of 65. FTD is the second most common cause of dementia in individuals under 65, accounting for 10-20% of all dementia cases in this age group according to the FTD Disorders Registry, 2024. It is estimated to affect around 50,000 to 60,000 people in the United States, with similar rates worldwide. The onset typically occurs between the ages of 45 and 65, making it a significant concern for younger adults.

●	Angelman Syndrome – Angelman Syndrome is a rare genetic disorder that affects the nervous system, leading to developmental delays, movement and balance issues, minimal to no speech, and frequent seizures. Despite these challenges, individuals with Angelman Syndrome often exhibit a happy demeanor, with frequent smiling and laughter. Angelman Syndrome is estimated to affect 1 in 15,000 to 20,000 live births worldwide according to the Angelman Syndrome Foundation, 2024. Both males and females are equally impacted by this condition. Despite its rarity, Angelman Syndrome often goes undiagnosed or is misdiagnosed, delaying crucial interventions that can improve quality of life.

●	Neuropathic Pain – We define neuralgia, or neuropathic pain, as pain that is not related to activation of pain receptor cells in any part of the body. Neuralgia is more difficult to treat than some other types of pain because it does not respond well to normal pain medications. Special medications have become more specific to neuralgia and typically fall under the category of membrane stabilizing drugs or antidepressants.

●	Stroke – A stroke is a medical emergency that occurs when blood flow to the brain is interrupted, either due to a blocked artery (ischemic stroke) or a ruptured blood vessel (hemorrhagic stroke). This disruption leads to brain cell death, resulting in physical, cognitive, and emotional impairments. Stroke is a leading cause of death and disability worldwide, affecting nearly 800,000 people annually in the United States alone. Globally, approximately 12.2 million new strokes occur each year. Stroke disproportionately impacts older adults, but it can occur at any age, with an increasing incidence in younger populations due to risk factors like hypertension and diabetes.

Cancer

●	Malignant Melanoma – Predominantly a skin cancer, malignant melanoma can also occur in melanocytes found in the bowel and the eye. Malignant melanoma accounts for a large majority of skin cancer deaths. The treatment includes surgical removal of the tumor, adjuvant treatment, chemo and immunotherapy, or radiation therapy. According to iHealthcareAnalyst, Inc. the worldwide malignant melanoma market is expected to grow to $7.5 billion by 2029.

●	Prostate Cancer – Specific to men, prostate cancer is a form of cancer that develops in the prostate, a gland in the male reproductive system. Cancer cells may metastasize from the prostate to other parts of the body, particularly the bones and lymph nodes. Drug therapeutics for prostate cancer are expected to increase to nearly $10.1 billion by the end of 2030 according to Market Research Future.

●	Pancreatic Cancer – Pancreatic cancer is a malignant neoplasm of the pancreas. In the United States, approximately 67,000 new cases of pancreatic cancer will be diagnosed this year and approximately 52,000 patients will die as a result of their cancer, according to the American Cancer Society. Sales predictions by Market Data Forecast predict that the market for the global pharmaceutical treatment of pancreatic cancer will increase to $3.7 billion by 2027.

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to thirty (30) issued U.S. patents, seventeen (17) pending U.S. patent applications, and numerous PCT and ex-U.S. patents and patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. For more information regarding our patents, patent applications, and challenges to our existing or future patents, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 25, 2025.

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

Comparison of the three-months ended December 31, 2025 and 2024

Operating Expenses

Total operating expenses for the three months ended December 31, 2025 were $6.8 million, compared to $13.6 million for the comparable three months ended December 31, 2024.

Our research and development expenses for the three months ended December 31, 2025 were $4.7 million, as compared to $10.4 million for the three months ended December 31, 2024.

The decrease in research and development expenses during the three-month period is primarily related to the following:

(i)	a decrease of approximately $1.7 million over the comparable period relating to completed manufacturing activities of ANAVEX®2-73 for potential commercial use, and to support the MAA;

(ii)	a decrease of approximately $1.5 million over the comparable period relating to completion of the ANAVEX®3-71-SZ-001 clinical trial;

(iii)	a decrease of approximately $0.6 million related to completion of biomarker and MRI imaging analysis in the comparable period relating to ANAVEX®2-73 in Alzheimer’s disease;

(iv)	a decrease of approximately $0.4 million related to completion of biomarker and additional statistical programming in the comparable period related to our Rett programs; and

(v)	a decrease of approximately $1.4 million in personnel and consultant costs over the comparable period relating to personnel engaged to assist in and support the MAA, a reduction in staffing over the comparable period, and a reduction in accrued bonus compensation for existing staff.

The following table summarizes our research and development expenses for the three-months ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Cost of external service providers	$1,438	$5,476
Personnel costs	2,275	3,664
Share based compensation	638	1,252
Other common costs	305	54
Total research and development costs	$4,656	$10,446

During the three-months ended December 31, 2025 and 2024, external service provider costs by product candidate was as follows (in thousands):

	2025	2024
ANAVEX®2-73	$1,286	$3,520
ANAVEX®3-71	68	1,589
All other product candidates	3	242
Other external service provider costs	81	125
Total external service provider costs	$1,438	$5,476

General and administrative expenses were $2.1 million for the three months ended December 31, 2025, as compared to $3.1 million for the same quarter of fiscal 2024. The decrease was primarily related to a decrease in legal and professional fees of approximately $0.3 million, as well as a decrease in personnel costs of $0.6 million, mostly related to a decrease in stock based compensation expense of $0.3 million as a result of the vesting of previously issued milestone options, and due to the forfeiture of options, and a reduction in accrued bonus compensation for existing staff of $0.3 million.

Other income (net)

Net other income for the three-months ended December 31, 2025 was $1.1 million, as compared to $1.5 million for the comparable three-months ended December 31, 2024. The decrease is primarily related to (i) a decrease in research and development incentive income of $0.4 million, as a result of the completion of our clinical trials in Australia and (ii) a decrease in interest income of $0.3 million as a result of decreased market wide interest rates. This was partially offset by a decrease in foreign exchange loss as a result of the stabilization of the Australian dollar against the US dollar, and the reduced incentive and tax receivable balance denominated in Australian dollars, as compared to the prior year period.

Net loss

Net loss for the three-months ended December 31, 2025, was $5.7 million, or $0.06 per share, as compared to $12.1 million, or $0.14 per share in the comparative quarter of fiscal 2024.

Liquidity and Capital Resources

Working Capital (in thousands)

	December 31, 2025	September 30, 2025
Current Assets	$132,989	$103,815
Current Liabilities	6,371	8,946
Working Capital	$126,618	$94,869

On December 31, 2025, we had net current assets of $126.6 million, an increase of approximately $31.2 million from our year ended September 30, 2025. The increase in net current assets is primarily related to cash received from the issuance of common shares pursuant to the 2025 Sales Agreement.

We intend to continue to use our capital resources to advance our clinical trials for ANAVEX®2-73 and ANAVEX®3-71, and to perform the work necessary to prepare for future development of our pipeline compounds.

Cash Flows

The following table summarizes cash flows during the three months ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Net cash flows used in operating activities	$(7,151)	$(12,120)
Net cash flows provided by financing activities	36,323	708
Increase (decrease) in cash and cash equivalents	$29,172	$(11,412)

Cash flow used in operating activities

Net cash used in operating activities for the three-months ended December 31, 2025 was $7.2 million, compared to $12.1 million during the comparable period ended December 31, 2024. The principal reason for this change is due to the decrease in net loss due to the decrease in operating expenditures, as described above.

Cash flow provided by financing activities

Cash flows provided by financing activities for the three-month period ended December 31, 2025 was $36.3 million, compared to $0.7 million during the comparable three-month period ended December 31, 2024.

During the three months ended December 31, 2025, cash provided by financing activities was related to cash received from the issuance of common shares pursuant to the 2025 Sales Agreement.

During the three months ended December 31, 2024, cash provided by financing activities was primarily attributable to cash received from the exercise of stock options by our employees.

Other Financings

2025 Sales Agreement

On July 25, 2025, we entered into a Sales Agreement (the “2025 Sales Agreement”) with TD Securities (USA) LLC (the “Sales Agent”). Pursuant to the 2025 Sales Agreement, the Company may offer and sell up to an aggregate offering price of $150 million (the “Offering”) in shares of common stock from time to time through the Sales Agent.

Upon delivery of a placement notice based on our instructions and subject to the terms and conditions of the 2025 Sales Agreement, the Sales Agent may sell shares of common stock by methods deemed to be an “at the market offering”, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to our prior written consent. We are not obligated to make any sales of shares under the 2025 Sales Agreement. We or the Sales Agent may suspend or terminate the Offering upon notice to the other party, subject to certain conditions. The Sales Agent will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of Nasdaq.

We have agreed to pay the Sales Agent commissions for its services of up to 3.0% of the gross proceeds from the sale of shares of Common Stock pursuant to the Sales Agreement. We have also agreed to provide the Sales Agent with customary indemnification and contribution rights.

During the three months ended December 31, 2025, the Company issued an aggregate of 6,003,237 shares of Common Stock under the 2025 Sales Agreement for net proceeds of $36.3 million, after deducting commissions.

At December 31, 2025, there was an unused amount of $103.3 million under the 2025 Sales Agreement.

2023 Purchase Agreement

On February 3, 2023, we entered into a $150,000,000 purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we had the right to sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $150.0 million in value of our shares of Common Stock from time to time over a three-year period.

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

During the three-month period ended December 31, 2025 and 2024, the Company did not issue any shares of common stock under the 2023 Purchase Agreement. On December 31, 2025, there was an unused amount of $110.8 million under the 2023 Purchase Agreement. The 2023 Purchase Agreement expired on February 3, 2026.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the SEC on November 25, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 “Recent Accounting Pronouncements” in notes to our Condensed Consolidated Interim Financial Statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have been no material changes to our exposure to market risk during the three months ended December 31, 2025. For a discussion of our exposure to market risk, refer to the disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the SEC on November 25, 2025..

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15 (d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise during the course of business. The Company is currently subject to the following lawsuits:

On March 13, 2024, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, and it named the Company and an officer of the Company as Defendants. The complaint was amended on July 12, 2024 (the “Initial Action”). The complaint alleged violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX®2-73 related to Rett syndrome. This lawsuit was dismissed by the United States District Court for the Southern District of New York on June 18, 2025. The plaintiff filed a notice of appeal on July 17, 2025. Briefing on the appeal concluded October 30, 2025, and oral argument has been scheduled to occur on February 12, 2026. No decision has been entered. No amount has been recorded in these condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 25, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Plans

None of our directors or Section 16 officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K) during the three-month period ended December 31, 2025.

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
Date: February 9, 2026

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: February 9, 2026