Form 10-K/A
period 2025-09-30
ANAVEX LIFE SCIENCES CORP.
filed 2026-08-28
CIK 1314052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

AMENDMENT NO. 1

TO

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
Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

 ☐

 Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
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

As used in this Amendment (defined below), the terms “we,” “us,” “our,” “Company” and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly requires otherwise.

EXPLANATORY NOTE

As previously disclosed in a Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on May 6, 2026, on April 30, 2026, a special committee (the “Special Committee”) composed of independent directors of the Board of Directors of the Company (the “Board”) terminated the employment of the Company’s former Chief Executive Officer (“CEO”) for Cause (as defined in the Employment Agreement, dated as of June 27, 2013, between the Company and its former CEO, as amended and restated), effective immediately for, among other things, conduct that the Special Committee believed was inconsistent with Company policy. As a result of the review by the Special Committee, management, in consultation with the Audit Committee of the Board (the “Audit Committee”), concluded that there was a material weakness in internal control over financial reporting that existed at September 30, 2025. Accordingly, the Company’s internal control over financial reporting as of September 30, 2025, as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “Original Form 10-K”) was not effective. In addition, the Company’s disclosure controls and procedures were not effective as of September 30, 2025, due to the material weakness in internal control over financial reporting as described above.

The reassessment of the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting described above did not result in any misstatement in the Company’s previously issued annual consolidated financial statements for the year ended September 30, 2025, included in the Original Form 10-K. As a result, the Company is not restating its annual consolidated financial statements contained in Item 8 of this Amendment.

The Company is filing this Amendment No. 1 (this “Amendment”) to the Original Form 10-K solely to amend the following:

●	Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K is amended and restated to (1) restate Grant Thornton LLP’s opinion on the Company’s internal control over financial reporting and (2) update Grant Thornton LLP’s unqualified opinion on the Company’s consolidated financial statements to refer to its restated opinion on the Company’s internal control over financial reporting;

●	Item 9A. “Controls and Procedures” of the Original Form 10-K is amended and restated to reflect the ineffective disclosure controls and procedures and internal control over financial reporting as of September 30, 2025 as a result of the material weakness discussed therein; and

●	Item 15. “Exhibits, Financial Statement Schedules” of the Original Form 10-K is amended and restated to reflect the new certifications and consent referenced below.

This Amendment also includes the following exhibits to replace exhibits previously filed:

●

new currently dated certifications (as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended) , by the Company’s principal executive officer and principal financial officer; and

●	a new consent from Grant Thorton LLP.

Except as described in this Explanatory Note, this Amendment does not amend, modify or update disclosures included in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Among other things, business-related disclosures, risk factors and forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and any such statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC that were made subsequent to the filing of the Original Form 10-K and this Amendment.

PART II

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 28, 2026, expressed an adverse opinion.

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

Melville, New York

November 25, 2025, except for the reference to our report on the Company’s internal control over financial reporting, for which the date is August 28, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Anavex Life Sciences Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Anavex Life Sciences Corp. (a Nevada corporation) and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

In our report dated November 25, 2025, we previously expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. The Company subsequently identified a material weakness in its internal control over financial reporting, and management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, as presented herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not maintain effective Control Environment and Information and Communication elements of the COSO framework as the former CEO failed to set an appropriate tone at the top, including lack of transparency with the Board regarding regulatory, clinical and non-financial matters. These deficiencies, in the aggregate, constitute a material weakness.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2025. This report does not affect our report dated November 25, 2025, which expressed an unqualified opinion on those consolidated financial statements. Our report on the 2025 consolidated financial statements has been updated, as of August 28, 2026, to refer to this report and our adverse opinion.

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

Other information

We do not express an opinion or any other form of assurance on management’s plan to remediate the material weakness in internal control over financial reporting.

/s/ GRANT THORNTON LLP

Melville, New York

August 28, 2026

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

September 30, 2025 – Page 17

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

September 30, 2025 – Page 18

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

September 30, 2025 – Page 19

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

September 30, 2025 – Page 20

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

September 30, 2025 – Page 21

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

September 30, 2025 – Page 22

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

September 30, 2025 – Page 23

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

ITEM 9A. CONTROLS AND PROCEDURES

As previously disclosed in a Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on May 6, 2026, on April 30, 2026, a special committee (the “Special Committee”) composed of independent directors of our Board of Directors (the “Board”) terminated the employment of our former Chief Executive Officer (“CEO”) for Cause (as defined in the Employment Agreement, dated as of June 27, 2013, between us and our former CEO, as amended and restated) effective immediately for, among other things, conduct that the Special Committee believed was inconsistent with Company policy.

As a result of the review by the Special Committee, management, in consultation with the Audit Committee of the Board, re-assessed the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2025, as reported in our Original Form 10-K. The re-evaluation of our disclosure controls and procedures and our internal control over financial reporting considers the circumstances in effect at September 30, 2025, prior to the termination of our former CEO.

Evaluation of Disclosure Controls and Procedures (Amended and Restated)

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our principal executive officer and our principal financial officer to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. At the time of filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, with the SEC on November 25, 2025 (the “Original Form 10-K”), our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025. Subsequent to the filing of the Original Form 10-K, management identified a material weakness in internal control over financial reporting that existed as of September 30, 2025. Based on the re-evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting (Amended and Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. At the time of filing our Original Form 10-K, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were effective as of September 30, 2025. Subsequent to the filing of our Original Form 10-K, management identified a material weakness in internal control over financial reporting (described below) that existed as of September 30, 2025. As a result of this material weakness, management reassessed their conclusion and concluded that our internal control over financial reporting was not effective as of September 30, 2025.

Material Weakness in Internal Control over Financial Reporting

Management identified deficiencies in our Control Environment and Information and Communication controls related to the historical flow of regulatory, clinical and non-financial information.

We did not maintain an effective Control Environment because our former CEO failed to set an appropriate tone at the top. There was a lack of transparency with the Board regarding regulatory, clinical and non-financial matters, and the former CEO failed to foster an environment which prioritized regulatory and clinical compliance and in fact took steps to disincentivize such efforts.

Additionally, we failed to maintain effective controls over Information and Communication as historically, our former CEO served as a principal source and decision-maker with respect to regulatory, clinical and non-financial matters and related communications. We did not maintain sufficiently independent and formalized mechanisms to ensure that regulatory, clinical and non-financial information was communicated completely and timely to our principal financial officer, the Audit Committee and the Board, and other disclosure-process participants.

In particular, the historical process did not include certain controls that our management has subsequently determined were necessary to provide reasonable assurance regarding the completeness of regulatory, clinical and non-financial information used in our disclosure and financial reporting processes, including a formal disclosure committee (the “Disclosure Committee”), recurring functional sub-certifications, routine access by appropriate disclosure-process participants to relevant source regulatory, clinical and non-financial information, formal source-document reconciliation procedures and a documented escalation process for regulatory, clinical and non-financial information.

The material weakness resulted from an overreliance on our former CEO as the principal source and gatekeeper for regulatory, clinical and non-financial information, together with insufficient independent controls to ensure that such information was communicated completely and timely to our financial reporting and disclosure-process participants, including the principal financial officer, Audit Committee and Board.

As a result of these deficiencies, established downstream controls, including management review, legal review, Audit Committee review, Board review and executive certifications, could operate while relying on an incomplete information population, and thus were deemed ineffective. The deficiencies also increased the susceptibility of our information and communication processes to senior-management influence and management override.

Management evaluated these deficiencies individually and in combination and concluded that they represent interrelated manifestations of an entity-level control deficiency. Accordingly, management concluded that these deficiencies, in the aggregate, constitute a material weakness because there was a reasonable possibility that a material misstatement of our annual or interim financial statements or related notes would not be prevented or detected on a timely basis. Specifically, the deficiencies could prevent information relevant to financial-reporting and SEC disclosure judgments, disclosures and certifications from entering the financial-reporting and SEC disclosure process before downstream accounting and review controls had an opportunity to operate.

Notwithstanding the material weakness described above, management has concluded that the financial statements included in the Original Form 10-K are fairly presented, in all material respects, in accordance with U.S. GAAP.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal controls over financial reporting as of September 30, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in this Amendment.

Planned Remediation of the Material Weakness

To address the material weakness in internal control over financial reporting, and building on the leadership change initiated by the Special Committee, we have developed, and our Audit Committee will oversee, a remediation plan, which is described below. We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness described above.

The remediation plans include:

●	establishing a formal Disclosure Committee with defined responsibilities for reviewing information relevant to our SEC disclosures;

●	enhancing the process for communicating regulatory, clinical and non-financial developments to the principal executive officer, the principal financial officer, the Disclosure Committee, the Audit Committee and the Board;

●	providing appropriate financial reporting and disclosure personnel with broader access to underlying regulatory, clinical and non-financial source information;

●	implementing functional or departmental sub-certifications designed to support the completeness of information considered in the disclosure process;

●	implementing procedures to reconcile significant regulatory, clinical and non-financial source information to matters considered by the Disclosure Committee and other disclosure-process participants;

●	establishing a documented escalation process for regulatory, clinical and non-financial developments, conflicting information and disagreements regarding disclosure matters;

●	enhancing reporting of significant regulatory, clinical and non-financial and disclosure matters to the Audit Committee;

●	strengthening monitoring of our Control Environment and management-override risk; and

●	considering independent monitoring and testing of internal controls, including through the development of a more formal internal audit and Sarbanes-Oxley Act of 2002 compliance process.

We established a Disclosure Committee during fiscal 2026, and the Committee has begun performing its responsibilities in connection with our current-period reporting process.

Management is committed to remediating the material weakness and believes these actions are designed to remediate the material weakness. However, the material weakness will not be considered remediated until the applicable controls have been fully implemented, have operated for a sufficient period and management has concluded, through testing, that the controls are operating effectively. Accordingly, we cannot provide assurance that the material weakness will be remediated by a particular date.

Changes in Internal Control Over Financial Reporting

Except as noted above, during the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(1)	Underwriting Agreement
1.1	Sales Agreement, dated July 25, 2025, by and between the Company and TD Securities (USA) LLC (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2025)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as amended (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2023)
(4)	Instruments Defining the Rights of Security Holders
4.1	Description of Registrant’s Securities (incorporated by reference to our Annual Report on Form 10-K filed on November 28, 2022)
4.2	Registration Rights Agreement, dated February 3, 2023, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2023)
(10)	Material Contracts
10.1^	2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on December 29, 2015)
10.2^	2019 Omnibus Incentive Plan (incorporated by reference to our Proxy Statement, dated February 11, 2019, as filed on February 11, 2019)
10.3^	2022 Omnibus Incentive Plan (incorporated by reference to our Registration Statement on Form S-8, as filed on June 10, 2022)
10.4	Amendment No.1 to 2022 Omnibus Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on June 13, 2025)
10.5^	Employment Agreement, dated as of July 5, 2013, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2013)
10.6^	First Amendment to Employment Agreement, dated as of July 5, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2016)
10.7^	Amended and Restated First Amendment to Employment Agreement, dated as of July 18, 2016, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2016)
10.8^	Second Amendment to Employment Agreement, dated as of May 3, 2019 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2019)
10.9^	Third Amendment to Employment Agreement, dated April 7, 2022 by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2022)
10.10^	Fourth Amendment to Employment Agreement, dated July 3, 2025, by and between the Company and Christopher Missling, PhD (incorporated by reference to our Current Report on Form 8-K filed on July 3, 2025)
10.11^	Amended and Restated Employment Agreement by and between the Company and with Sandra Boenisch (incorporated by reference to our Annual Report on Form 10-K filed on December 11, 2017)
10.12^	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 4, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 6, 2020)
10.13^	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated February 28, 2022 (incorporated by reference to our Current Report on Form 8-K filed on March 4, 2022)
10.14^	Amendment No. 3 to Amended and Restated Employment Agreement between the Company and Sandra Boenisch, dated July 3, 2025 (incorporated by reference to our Current Report on Form 8-K filed on July 3, 2025)
10.15	Purchase Agreement dated February 3, 2023 by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2023)
(14)	Code of Ethics
14.1	Code of Ethics Adopted on August 1, 2023 (incorporated by reference to our Annual Report on Form 10-K filed on November 27, 2023)
19.1	Insider Trading Policy (incorporated by reference to our Annual Report on Form 10-K filed on December 23, 2024)
(21)	Subsidiaries
21.1+	Subsidiaries of the Registrant
(23)	Consent
23.1+	Consent of Independent Registered Public Accounting Firm
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Terrie Kellmeyer, Ph.D.
31.2*	Section 302 Certification of Sandra Boenisch
(32)	Section 906 Certifications
32.1**	Section 906 Certification of Terrie Kellmeyer, Ph.D. and Sandra Boenisch
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Anavex Life Sciences Corp. Compensation Clawback Policy (incorporated by reference to our Annual Report on Form 10-K filed on November 27, 2023)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** The certification attached as Exhibit 32.1 that accompanies this Amendment is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

^ Denotes a management contract or compensatory plan or arrangement.

 + Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 28, 2026	ANAVEX LIFE SCIENCES CORP.

	By:	/s/ Terrie Kellmeyer, Ph.D.
	Name:	Terrie Kellmeyer, Ph.D.
	Title:	Interim Chief Executive Officer (Principal Executive Officer)