Form 10-Q/A
period 2025-12-31
ANAVEX LIFE SCIENCES CORP.
filed 2026-08-28
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

As previously disclosed in a Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on May 6, 2026, on April 30, 2026, a special committee (the “Special Committee”) composed of independent directors of the Board of Directors of the Company (the “Board”) terminated the employment of the Company’s former Chief Executive Officer (“CEO”) for Cause (as defined in the Employment Agreement, dated as of June 27, 2013, between the Company and its former CEO, as amended and restated), effective immediately for, among other things, conduct that the Special Committee believed was inconsistent with Company policy. As a result of the review by the Special Committee, management, in consultation with the Audit Committee of the Board (the “Audit Committee”), concluded that there was a material weakness in internal control over financial reporting that existed at September 30, 2025. Accordingly, the Company’s internal control over financial reporting as of December 31, 2025, as reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025 (the “Original Form 10-Q”) were not effective. In addition, the Company’s disclosure controls and procedures were not effective as of December 31, 2025, due to the material weakness in internal control over financial reporting as described above.

The reassessment of the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting described above did not result in any misstatement in the Company’s previously issued condensed consolidated interim financial statements for the quarterly period ended December 31, 2025. As a result, the Company is not restating its condensed consolidated interim financial statements in this Amendment No. 1 (this “Amendment”) to the Original Form 10-Q.

The Company is filing this Amendment to amend the following:

●	Item 4. “Controls and Procedures” was amended to reflect ineffective disclosure controls and procedures and internal control over financial reporting as of December 31, 2025 as a result of the material weakness related to entity-level control deficiencies as described in the Company’s Form 10-K/A for the fiscal year ended September 30, 2025, (the “2025 Form 10-K/A”) filed with the SEC on August 28, 2026.

●	Item 6. “Exhibits” of the Original Form 10-Q is amended and restated to reflect the new certifications referenced below.

This Amendment also includes the following exhibits to replace exhibits previously filed:

●	new currently dated certifications (as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended), by the Company’s principal executive officer and principal financial officer.

Except as described in this Explanatory Note, this Amendment does not amend, modify or update disclosures included in the Original Form 10-Q, nor does it reflect events occurring after the filing of the Original Form 10-Q. Among other things, business-related disclosures, risk factors and forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and any such statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC that were made subsequent to the filing of the Original Form 10-Q and this Amendment.

PART I

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As a result of the review by the Special Committee, management, in consultation with the Audit Committee of the Board, re-assessed the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2025. This re-evaluation of our disclosure controls and procedures and our internal control over financial reporting in this 10-Q/A considers the circumstances in effect at December 31, 2025, prior to the termination of our former CEO.

Quarterly Evaluation of Disclosure Controls and Procedures (Amended and Restated)

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. As previously disclosed in the Form 10-K/A for the fiscal year ended September 30, 2025, filed with the SEC on August 28, 2026 (the “2025 Form 10-K/A”), management identified a material weakness in our internal control over financial reporting. Because this material weakness had not been fully remediated as of December 31, 2025, management concluded that the Company’s disclosure controls and procedures were not effective as of that date.

Notwithstanding the material weakness described in the Form 10-K/A, management has concluded that the financial statements included in the Original Form 10-Q are fairly presented, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, during the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness described in the 2025 Form 10-K/A was identified subsequent to the end of the quarter, and therefore no remediation activities had been designed or implemented as of December 31, 2025. Following the identification of the material weakness, management began developing a remediation plan, as described in the 2025 Form 10-K/A.

 ITEM 6. EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 14, 2023)
(31)	Rule 13a-14(a)/15(d)-14(a)Certifications
31.1*	Certification of Terrie Kellmeyer, Ph.D.
31.2*	Certification of Sandra Boenisch
(32)	Section 1350 Certifications
32.1**	Certification of Terrie Kellmeyer, Ph.D. and Sandra Boenisch.
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/ Terrie Kellmeyer, Ph.D.

Terrie Kellmeyer, Ph.D.
Interim Chief Executive Officer
(Principal Executive Officer)
Date: August 28, 2026

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 28, 2026