Form 10-Q
period 2026-03-31
ANAVEX LIFE SCIENCES CORP.
filed 2026-08-28
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 92,696,842 shares of Common Stock outstanding as of August 28, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Anavex Life Sciences Corp.
Condensed Consolidated Interim Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	September 30,
	2026	2025
	(Unaudited)
Assets
Current
Cash and cash equivalents	$127,422	$102,577
Incentive and tax receivables	932	809
Prepaid expenses and other current assets	412	429
Total Assets	$128,766	$103,815

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,520	$4,249
Accrued liabilities - Note 3	3,734	3,892
Deferred grant income - Note 4	805	805
Total Liabilities	$7,059	$8,946

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
92,696,842 common stock (September 30, 2025 - 86,668,521)	93	87
Additional paid-in capital	515,081	477,230
Accumulated deficit	(393,467)	(382,448)
Total Stockholders’ Equity	$121,707	$94,869
Total Liabilities and Stockholders’ Equity	$128,766	$103,815

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Operating expenses
General and administrative	$2,292	$2,621	$4,417	$5,767
Research and development	4,192	9,892	8,849	20,338

Total operating expenses	6,484	12,513	13,266	26,105
Operating loss	(6,484)	(12,513)	(13,266)	(26,105)

Other income (expense)
Grant income	—	—	—	12
Research and development incentive income	27	96	60	508
Interest income, net	1,061	1,210	2,140	2,604
Foreign exchange gain (loss)	58	11	65	(326)
Total other income, net	1,146	1,317	2,265	2,798
Net loss before provision for income	(5,338)	$(11,196)	$(11,001)	$(23,307)
Income tax expense, current	—	—	(18)	—
Net loss and comprehensive loss	$(5,338)	$(11,196)	$(11,019)	$(23,307)

Net Loss per share
Basic and diluted	$(0.06)	$(0.13)	$(0.12)	$(0.27)

Weighted average number of shares outstanding
Basic and diluted	92,675,753	85,073,769	90,832,571	84,938,400

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended March 31,
	2026	2025

Cash Flows used in Operating Activities
Net loss	$(11,019)	$(23,307)
Adjustments to reconcile net loss to net cash used in operations:
Share based compensation	1,421	3,504
Changes in working capital balances related to operations:
Incentive and tax receivables	(123)	1,783
Prepaid expenses and deposits	17	229
Accounts payable	(1,729)	(4,893)
Accrued liabilities	(158)	4,720
Deferred grant income	—	(12)
Net cash used in operating activities	(11,591)	(17,976)

Cash Flows provided by Financing Activities
Issuance of common stock, net of share issuance costs	36,430	—
Proceeds from exercise of stock options	6	1,560
Net cash provided by financing activities	36,436	1,560

Increase (decrease) in cash and cash equivalents during the period	24,845	(16,416)
Cash and cash equivalents, beginning of period	102,577	132,187
Cash and cash equivalents, end of period	$127,422	$115,771

Supplemental Cash Flow Information
Cash paid for state and local franchise taxes	$68	$36
Common stock issued upon cashless exercise of stock option	$—	$460

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2026 and 2025
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance, January 1, 2026	92,671,758	$93	$514,654	$(388,129)	$126,618
Shares issued under 2025 Sales Agreement	23,000	—	107	—	107
Shares issued pursuant to exercise of stock options	2,084	—	6	—	6
Share based compensation	—	—	314	—	314
Net loss	—	—	—	(5,338)	(5,338)
Balance, March 31, 2026	92,696,842	$93	$515,081	$(393,467)	$121,707

Balance, January 1, 2025	84,985,449	$85	$459,012	$(348,182)	$110,915
Shares issued pursuant to exercise of stock options	130,700	—	852	—	852
Shares issued pursuant to cashless exercise of stock option	500,000	1	459	—	460
Shares withheld related to cashless exercise of stock option and taxes	(282,497)	(1)	(2,721)	—	(2,722)
Share based compensation	—	—	1,449	—	1,449
Net loss	—	—	—	(11,196)	(11,196)
Balance, March 31, 2025	85,333,652	$85	$459,051	$(359,378)	$99,758

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
For the six months ended March 31, 2026 and 2025
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance, October 1, 2025	86,668,521	$87	$477,230	$(382,448)	$94,869
Shares issued under 2025 Sales Agreement	6,026,237	6	36,424	—	36,430
Shares issued pursuant to exercise of stock options	2,084	—	6	—	6
Share based compensation	—	—	1,421	—	1,421
Net loss	—	—	—	(11,019)	(11,019)
Balance, March 31, 2026	92,696,842	$93	$515,081	$(393,467)	$121,707

Balance, October 1, 2024	84,795,517	$85	$456,249	$(336,071)	$120,263
Shares issued pursuant to exercise of stock options	320,632	—	1,560	—	1,560
Shares issued pursuant to cashless exercise of stock option	500,000	1	459	—	460
Shares withheld related to cashless exercise of stock option and taxes	(282,497)	(1)	(2,721)	—	(2,722)
Share based compensation	—	—	3,504	—	3,504
Net loss	—	—	—	(23,307)	(23,307)
Balance, March 31, 2025	85,333,652	$85	$459,051	$(359,378)	$99,758

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 1
(Unaudited)

Note 1 Business Description

Business

Anavex Life Sciences Corp. (“Anavex” or the “Company”) is a clinical stage biopharmaceutical company engaged in the development of novel therapeutics for the treatment of central nervous system (CNS) diseases with high unmet medical needs.

The Company’s primary focus is on advancing its lead compound ANAVEX 2-73 (blarcamesine) in the Company’s clinical program for the treatment of mild cognitive impairment due to Alzheimer’s disease and mild Alzheimer’s disease, and for Rett syndrome and Fragile X syndrome, both of which are neurodevelopmental rare diseases.

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

Operating results for the six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.

Liquidity

All of the Company’s potential drug compounds are in the clinical or pre-clinical development stage and the Company cannot be certain that its research and development efforts will be successful or, if successful, that its potential drug compounds will ever be approved for commercial sale or generate revenue. To date, the Company has not generated any revenue from our operations. The Company expects the business to continue to experience negative cash flows from operations for the foreseeable future and cannot predict when, if ever, its business might become profitable.

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

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 2
(Unaudited)

Other than our rights related to the 2025 Sales Agreement (as defined below in Note 5), there can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay, scale down or shut down some or all of its research and development activities.

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

At March 31, 2026 and September 30, 2025, the Company did not have any Level 2 or Level 3 assets or liabilities.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 3
(Unaudited)

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending September 30, 2026. The Company is currently assessing the impact of this guidance on its disclosures.

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

Note 3 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	March 31,	September 30,
	2026	2025
Accrued investigator payments	$3	$96
Accrued compensation and benefits	1,500	1,562
Milestone-based contract accruals	351	523
All other accrued liabilities	1,880	1,711
Total accrued liabilities	$3,734	$3,892

Note 4 Other Income

Grant income

As of March 31, 2026, the Company had received a $1.0 million (September 30, 2025: $1.0 million) research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research (the “MJFF”). The grant was to be used to fund a clinical trial of the Company’s lead compound, ANAVEX 2-73 (blarcamesine) related to Parkinson’s disease.

The grant income was deferred when received and was being amortized to other income as the related research and development expenditures were incurred. During the three and six months ended March 31, 2026, the Company did not recognized any amount (three and six months ended March 31, 2025: $0 and $12,275 respectively) of this grant on its statements of operations within grant income. At March 31, 2026, an amount of $0.8 million (September 30, 2025: $0.8 million) of this grant was recorded as deferred grant income, representing the amount of this grant which had not yet been amortized to other income.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 4
(Unaudited)

Subsequent to March 31, 2026, the grant was terminated and the $0.8 million deferred grant income was repaid to the MJFF.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

During the three and six months ended March 31, 2026, the Company recorded research and development incentive income of $0.03 (AUD 0.04 million) and $0.06 million (AUD 0.09 million) respectively (three and six months ended March 31, 2025: $0.1 million (AUD 0.2 million) and $0.5 million (AUD 0.8 million)) in respect of the Australia R&D credit for eligible research and development expenses incurred during the period. This amount is included within Other income (expense) on the condensed consolidated interim statements of operations and comprehensive loss.

At March 31, 2026, Incentive and tax receivables includes $0.8 million (AUD 1.2 million) (September 30, 2025: $0.7 million (AUD 1.1 million)) relating to Australia R&D credits earned during the period that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

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

Although the Company believes that it has complied with all the relevant conditions of eligibility under the program for all periods claimed, the Australian Tax Office (“ATO”) has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur, the ATO may have different interpretations of certain eligibility requirements. If the ATO disagreed with the Company’s assessments and any related subsequent appeals, it could require adjustment to and repayment of current or previous years’ claims already received. Additionally, if the Company was unable to demonstrate a reasonably arguable position taken on such claims, the ATO could also assess penalties and interest on any such adjustments.

As of March 31, 2026, the Company’s tax incentive claims from 2021 to 2025 are open to potential review by the ATO. Additionally, the period open for review is indefinite if the ATO suspects fraud. The Company has not provided any allowance for any such potential adjustments, should they occur in the future.

Note 5 Equity Offerings

Common Stock

Shares of the Company’s common stock have voting rights and are entitled to dividends as declared at the discretion of the Company’s Board of Directors (the “Board”).

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 5
(Unaudited)

Preferred Stock

The Board has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

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

During the six months ended March 31, 2026, the Company issued 6,026,237 shares of common stock for net proceeds of $36.4 million pursuant to the 2025 Sales Agreement. The Company suspended sales under the 2025 Sales Agreement following formation of the Special Committee (defined below) described in Notes 6 and 8.

2023 Purchase Agreement

On February 3, 2023, the Company entered into a $150.0 million purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company had the right to sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $150.0 million in value of shares of the Company’s common stock from time to time over a three-year period.

In consideration for entering into the 2023 Purchase Agreement, the Company issued to Lincoln Park 75,000 shares of common stock as a commitment fee (the “initial commitment shares”) and agreed to issue up to an additional 75,000 shares of common stock pro rata, when and if, Lincoln Park purchased, at the Company’s discretion, the $150.0 million aggregate commitment. The Company determined the fair value of the initial commitment shares was $0.8 million with reference to the closing price of the Company’s shares on the 2023 Purchase Agreement date. In addition, the Company incurred third party expenses of $0.1 million in connection with entering into the 2023 Purchase Agreement. These amounts were expensed to other financing expense on the statements of operations during the year ended September 30, 2023.

During the three and six months ended March 31, 2026 and year ended September 30, 2025, the Company did not issue any shares of common stock under the 2023 Purchase Agreement.

The 2023 Purchase Agreement expired on February 3, 2026.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 6
(Unaudited)

Note 6 Commitments and Contingencies

Lease

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

The operating lease costs were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Operating lease costs	$33	$33	$69	$66

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

The Company made matching contributions under the 401(k) plan as follows (in thousands):

	Three Months Ended March 31,		Six Months ended March 31,
	2026	2025	2026	2025
Contributions to 401(k) plan	$57	$67	$82	$115

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

Shareholder Class Action

On March 13, 2024, a shareholder class action complaint was filed in the U.S. District Court for the Southern District of New York and it named the Company and an officer of the Company as Defendants. The complaint was amended on July 12, 2024 (the “Initial Action”). The complaint alleged violations of the Securities and Exchange Act of 1934 associated with disclosures and statements made with respect to certain clinical trials for ANAVEX 2-73 related to Rett syndrome. This lawsuit was dismissed by the U.S. District Court for the Southern District of New York on June 18, 2025. The plaintiff filed a notice of appeal on July 17, 2025. Briefing on the appeal concluded October 30, 2025, and an oral argument occurred on February 12, 2026. On June 26, 2026, the Second Circuit issued an opinion affirming the district court’s dismissal, including denial of leave to further amend the complaint. Plaintiff did not petition for rehearing within the applicable deadline. The period for plaintiff to file a petition for writ of certiorari has not yet passed. No amount has been recorded in these unaudited condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as the Company believes that it is not probable that any loss will occur.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 7
(Unaudited)

Derivative Lawsuits

On or about May 13, 2024, a derivative lawsuit was filed against the Company (as nominal defendant), an officer of the Company, and members of the Board in the U.S. District Court for the District of Nevada by another purported shareholder. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a) of the Securities Exchange Act regarding the same or similar allegations at issue in the purported class action lawsuit related to disclosures and statements made about certain clinical trials related to Rett syndrome. On January 22, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the motion to dismiss filed by defendants in the Initial Action is decided by the U.S. District Court for the Southern District of New York. The stay was later extended through the appeal. On August 17, 2026, after disposition of the appeal in the Initial Action, a stipulation of dismissal of the derivative lawsuit was approved by the judge.

On February 14, 2025, another derivative lawsuit asserting state law breach of fiduciary duty and unjust enrichment claims based upon similar allegations was filed against the Company (as nominal defendant), an officer of the Company, and members of the Board in the Supreme Court for the State of New York, County of New York, by another purported shareholder. On August 18, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the appeal in the Initial Action is resolved. On August 10, 2026, after disposition of the appeal in the Initial Action, a stipulation of dismissal of the derivative lawsuit was approved by the judge.

Matters Relating to Former CEO

On April 30, 2026, a special committee (the “Special Committee”) composed of independent members of the Board terminated the employment of Christopher Missling, PhD, as the Company’s Chief Executive Officer, for Cause (as defined in the Employment Agreement, dated as of June 27, 2013, between Dr. Missling and the Company, as amended and restated). Dr. Missling remains a member of the Board after his termination.

In June 2026, the Company received a AAA Demand for Arbitration filed by Dr. Missling. In the Demand, Dr. Missling asserts he was wrongfully terminated for Cause under his Employment Agreement and seeks relief for alleged breach of contract, declaratory relief, and defamation. Dr. Missling seeks severance and other compensation allegedly owed under the Employment Agreement, including cash severance, acceleration of equity awards, accrued compensation and benefits, reimbursement and advancement of legal fees and expenses, damages for purported defamatory statements, and attorneys’ fees, costs, and interest. Dr. Missling subsequently served and attempted to file an amended demand removing certain allegations, but otherwise maintaining all previously asserted causes of action. The Company categorically denies any wrongdoing and intends to vigorously defend against the claims. At this early stage of the proceedings, the Company cannot reasonably estimate any potential loss, or range of loss, that may arise from Dr. Missling’s claims.

On July 6, 2026, Dr. Missling filed a Summons With Notice in his individual capacity and derivatively on behalf of the Company in New York Supreme Court, New York County, alleging “breach of fiduciary duty as independent board members” against Dr. Jiong Ma, Dr. Claus van der Velden, Dr. Peter Donhauser and Dr. Axel Paeger, who are independent directors on the Board, seeking money damages. The Company anticipates being named as a nominal defendant in this lawsuit. The Company believes that this lawsuit is without merit and intends to vigorously defend against it. This lawsuit is in the early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to us.

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

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 8
(Unaudited)

Share Purchase Warrants

At March 31, 2026 and September 30, 2025, the Company had 10,000 share purchase warrants outstanding exercisable at $12.00 per share until April 21, 2026. On April 21, 2026, these warrants expired unexercised.

Share–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s Board approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provided for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of shares of common stock reserved for issue under the 2015 Plan was 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization.

No additional awards will be granted under the 2015 Plan.

2019 Stock Option Plan

On January 15, 2019, the Board approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides for the grant of stock options and restricted stock awards to directors, officers, employees, consultants and advisors of the Company.

The maximum number of shares of common stock reserved for issue under the 2019 Plan was 6,000,000 shares, subject to adjustment in the event of a change of the Company’s capitalization.

No additional awards will be granted under the 2019 Plan.

2022 Stock Option Plan

On March 25, 2022, the Board approved the 2022 Omnibus Incentive Plan (the “2022 Plan”). The 2022 Plan was approved by stockholders on May 24, 2022. Under the terms of the 2022 Plan, 10,000,000 additional shares of common stock will be available for issuance under the 2022 Plan, in addition to the shares of common stock available under the 2019 Plan and the 2015 Plan. Any awards outstanding under a previous stock option plan will remain subject to and will be paid under such plan, and any shares subject to outstanding awards under a previous plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2022 Plan.

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
March 31, 2026 – Page 9
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

As at March 31, 2026, 6,243,496 stock options were outstanding under the 2022 Plan and 8,629,678 awards were available for issue under the 2022 Plan.

The following summarizes information about stock option activity during the six months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2025	14,961,583	7.25	5.46	39,715,608
Granted	167,000	4.08	3.10	—
Exercised	(2,084)	3.17	2.40	2,772
Expired	(125,000)	11.14	5.35	—
Forfeited	(641,249)	14.48	3.17	—
Outstanding, March 31, 2026	14,360,250	6.86	5.18	836,386
Exercisable, March 31, 2026	10,750,671	5.81	4.52	836,386

The following summarizes information about stock options at March 31, 2026 by a range of exercise prices:

		Number of	Weighted average	Weighted	Number of	Weighted
Range of exercises prices		outstanding	remaining contractual	average	vested	average
From	To	options	life (in years)	exercise price	options	exercise price (vested options)
$2.30	$5.00	4,480,616	2.91	$3.06	4,270,615	$3.00
$5.01	$7.00	3,241,203	4.67	$5.61	2,647,539	$5.67
$7.01	$9.00	4,169,431	6.10	$8.08	2,612,517	$7.93
$9.01	$13.00	1,469,000	6.23	$10.20	1,015,000	$10.24
$13.01	$25.00	1,000,000	5.33	$17.96	205,000	$17.39
		14,360,250	4.74	$6.86	10,750,671	$5.81

The weighted average per share fair value of stock options vested at March 31, 2026 was $4.52 (September 30, 2025: $4.83). At March 31, 2026, the weighted average contractual life of stock options outstanding was 4.74 years (September 30, 2025: 5.22 years) and for stock options exercisable was 3.94 years (September 30, 2025: 4.11 years).

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 10
(Unaudited)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s common stock for the stock options that were in-the-money at March 31, 2026.

The Company recognized share-based compensation expense of $0.3 and $1.4 million during the three and six months ended March 31, 2026 respectively (three and six months ended March 31, 2025: $1.4 and 3.5 million respectively) in connection with the issuance and vesting  of stock options in exchange for services. These amounts have been included in general and  administrative expenses and research and development expenses on the Company’s condensed consolidated interim statements of  operations as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
General and administrative	$507	$605	$977	$1,407
Research and development (recovery)	(193)	844	444	2,097
Total share-based compensation	$314	$1,449	$1,421	$3,504

An amount of approximately $4.7 million in share-based compensation is expected to be recorded over the remaining term of such stock options through fiscal 2029.

The fair value of each stock option award is estimated on the date of grant using the Black Scholes option pricing model. The fair value of share-based compensation charges recognized during the three and six months ended March 31, 2026 was determined with reference to the quoted market price of the Company’s common stock on the grant date and based on the following weighted average assumptions:

	2026	2025
Risk-free interest rate	3.68%	3.98%
Expected life of options (years)	5.64	5.56
Annualized volatility	86.63%	86.49%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges recognized during the three and six months ended March 31, 2026 and 2025 was determined with reference to the quoted market price of the Company’s common stock on the grant date.

Prior to October 1, 2025, the expected life was based on the estimated average life of stock options using the “simplified method”, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting on October 1, 2025, the expected life is based on the historical exercise activity of previously granted and exercised stock options.

Note 7 Segmented Information

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM at March 31, 2026 was the Chief Executive Officer. The Company has determined that it operates in a single operating segment, which consists of the development of clinical and preclinical product candidates focused on advancing novel therapeutics for CNS diseases and disorders, and related administrative activities.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 11
(Unaudited)

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Research and development costs
Preclinical studies	$31	$104	$33	$416
Clinical trials	612	5,896	2,645	11,027
Personnel costs	3,470	3,010	5,122	6,674
Non-cash share-based compensation (recovery)	(193)	844	444	2,097
Other research and development costs(a)	272	38	605	124
Total research and development costs	4,192	9,892	8,849	20,338

General and administrative costs
Personnel costs	583	371	1,040	1,146
Non-cash share-based compensation	507	605	977	1,406
Other general and administrative costs(b)	1,202	1,645	2,400	3,215
Total general and administrative costs	2,292	2,621	4,417	5,767

Other income	1,146	1,317	2,247	2,798
Net loss	$(5,338)	$(11,196)	$(11,019)	$(23,307)

a.	Other research and development costs include, but are not limited to, publications, sponsorships, membership fees, scientific conferences, and medical affairs strategy and branding.

b.	Other general and administrative expenses include, but are not limited to, office rent, public company reporting requirements including professional fees, insurance, and other general operating expenses not otherwise included in research and development expenses.

Anavex Life Sciences Corp.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2026 – Page 12
(Unaudited)

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

Chief Executive Officer Transition

On April 30, 2026, a special committee (the “Special Committee”) composed of independent directors of the Board terminated the employment of Christopher Missling, PhD as the Company’s Chief Executive Officer for Cause (as defined in the Employment Agreement, dated as of June 27, 2013, between Dr. Missling and the Company, as amended and restated), effective immediately, for, among other things, conduct that the Special Committee believed was inconsistent with Company policy. The Special Committee has also requested that Dr. Missling resign as a member of the Board.

On May 4, 2026, the Board appointed Terrie Kellmeyer, PhD as the Company’s Interim Chief Executive Officer.

Nasdaq Non-Compliance Matters

As previously disclosed, on May 20, 2026, the Company received a deficiency notification letter from the Nasdaq Listing Qualifications Department (the “Nasdaq Staff”) indicating that, as a result of the Company’s inability to timely file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, it is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On July 20, 2026, the Company timely submitted its plan (“Compliance Plan”) to the Nasdaq Staff to regain compliance with Nasdaq Listing Rule 5250(c)(1). The Compliance Plan is currently under review by the Nasdaq Staff.

The Company expects the filing of this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the period ended June 30, 2026 to cure the deficiency. However, the Nasdaq Staff will consider multiple factors when reviewing the Company’s Compliance Plan, including its past compliance history, the reasons for the late filing, other corporate events that may occur within the review period, the Company’s overall financial condition and its public disclosures. If the Compliance Plan is not accepted by the Nasdaq Staff, the Company will have an opportunity to request a hearing on the Nasdaq Staff’s determination before an independent Hearings Panel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “forecast,” “potential,” “predict,” “could,” “would,” “will,” “suggest,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	our plans to prioritize the advancement of our lead compound ANAVEX®2-73 (blarcamesine) in our clinical programs for the treatment of mild cognitive impairment (“MCI”) due to Alzheimer’s disease (“AD”) and mild AD (collectively known as “early AD”), and for Rett syndrome and Fragile X syndrome;
●	our plans to prioritize engagement with the United States (“U.S.”) Food and Drug Administration (“FDA”) to align on a clear, data-driven regulatory and clinical development strategy;
●	our ability to successfully conduct preclinical studies and clinical trials for our product candidates;
●	our ability to execute our research and development plans for our product candidates on time and on budget;
●	our product candidates’ ability to demonstrate efficacy and an acceptable safety profile;
●	our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale;
●	the anticipated start dates, durations and completion dates of our ongoing and future clinical trials;
●	the anticipated designs of our future clinical trials;
●	our anticipated future regulatory submissions and our ability to receive regulatory approvals to develop and market our product candidates, including any orphan drug or Fast Track designations;
●	the timing and likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives; and
●	our anticipated future cash position and ability to obtain funding for our operations.

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the FDA, the European Medicines Agency (“EMA”) and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical studies and clinical trials, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation:

●	management’s evaluation that disclosure controls and procedures were not effective and that deficiencies in our internal controls over financial reporting constituted a material weakness as of September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026;
●	our ability to regain, and maintain compliance, with The Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements;
●	risks related to previously being delinquent in our Securities and Exchange Commission (“SEC”) reporting obligations and our ability to timely satisfy our SEC reporting obligations in the future;
●	the duration and outcome of any current or future litigation related to the termination of our former Chief Executive Officer (“CEO”) and any related matters;
●	volatility in our stock price and in the capital markets in general;
●	our ability to raise additional capital on favorable terms and the impact of such activities on our stockholders and stock price;

●	our ability to generate any revenue in the future;
●	challenges seeking, and ultimately obtaining, regulatory approval for our product candidates;
●	the ability of Fast Track designation or breakthrough therapy designation to lead to a faster FDA review and approval process;
●	our ability to maintain any benefits associated with Orphan Drug Designation, including market exclusivity;
●	the impact of any undesirable side effects caused by our product candidates, which could impact our ability to receive regulatory approval of or commercialize such product candidates;
●	our ability to successfully attract and retain highly qualified personnel needed to successfully implement our business strategy;
●	our reliance on third parties in non-clinical studies and clinical trials;
●	our ability to safeguard against cyber security incidents;
●	our ability to obtain and maintain sufficient intellectual property protection for our product candidates;
●	our ability to comply with our intellectual property licensing agreements;
●	our ability to compete in the highly competitive biotechnology and pharmaceutical industries;
●	the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on November 25, 2025; and
●	the risks described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable laws including the securities laws of the U.S., we assume no obligation to update or supplement forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Company” and “Anavex” mean Anavex Life Sciences Corp., unless the context clearly indicates otherwise.

Overview and Strategy

We are a clinical stage biopharmaceutical company engaged in the development of novel therapeutics for the treatment of central nervous system (“CNS”) diseases with high unmet medical needs. Our primary focus is on advancing our lead compound ANAVEX 2-73 (blarcamesine) for the treatment of mild cognitive impairment (“MCI”) due to Alzheimer’s disease (“AD”) and mild AD (collectively known as “early AD”), and for Rett syndrome and Fragile X syndrome, both of which are neurodevelopmental rare diseases. Under new leadership, we are currently prioritizing engagement with the U.S. FDA to align on a clear, data-driven regulatory and clinical development strategy for ANAVEX 2-73 for the above indications.

We do not have any products approved for commercial sale and have not generated any revenue to date. We have a portfolio of compounds in various stages of development targeting different sigma-1 receptor (“SIGMAR1”) binding activities. The SIGMAR1 gene encodes the SIGMAR1 protein, which is an intracellular chaperone protein with important roles in cellular communication. SIGMAR1 is also involved in transcriptional regulation at the nuclear envelope and restores homeostasis and stimulates recovery of cell function when activated. SIGMAR1 may be a target for therapeutics to combat many human diseases, both of a neurodegenerative nature, including AD, as well as of a neurodevelopmental nature, like Rett syndrome and Fragile X syndrome. When bound by the appropriate ligands, we believe SIGMAR1 influences the functioning of multiple biochemical signals that are involved in the pathogenesis (origin or development) of disease.

Clinical Development Pipeline

Our lead compound is ANAVEX 2-73 (blarcamesine). Below is our clinical development pipeline for ANAVEX 2-73 (blarcamesine) across CNS indications:

Progress bars show the most advanced phase per indication for ANAVEX 2-73 (blarcamesine), an investigational oral SIGMA-1 receptor agonist. Regulatory goals are planned and are subject to change, including as a result of ongoing and future discussions with the FDA.

Following a review of our clinical development strategy under new leadership, we have de-prioritized our other assets, including ANAVEX®3-71, currently in the clinical stage, and ANAVEX®1-41 and ANAVEX®1066, currently in preclinical development. Development work on these de-prioritized assets has been paused, and future development work will be contingent on additional funding for such assets or the signing of a strategic partnership for such assets. It is also possible that we may license or sell one or more of our assets.

Following the previously disclosed termination of our former CEO in April 2026, management has determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026, which is further described in Part II, Item 4 of this Quarterly Report on Form 10-Q. As we align with the FDA on a clear, data-driven regulatory and clinical development strategy for ANAVEX 2-73 for early AD, Rett syndrome and Fragile X syndrome, we will obtain guidance from the FDA on the extent to which the efficacy data from our past clinical trials can be applied to our clinical development strategy, and, to the extent such guidance is relevant to our ongoing development plans, we expect to provide information on how this efficacy data is viewed by the FDA. In light of the foregoing, investors should rely only on the descriptions of our clinical trials, including for our de-prioritized assets, contained in this Quarterly Report on Form 10-Q (including the description below of the CHMP’s Withdrawal Assessment Report on our submission to the EMA relating to ANAVEX 2-73 as an add-on therapy for early Alzheimer’s disease) and on any future updated information.

We will seek to identify potential strategic and commercial partners to most effectively advance our programs and increase shareholder value. Further, we may acquire or develop new intellectual property and assign, license, or otherwise transfer our intellectual property to further our business strategy.

ANAVEX 2-73 (blarcamesine)

We believe ANAVEX 2-73 may offer a disease-modifying approach in neurodegenerative and neurodevelopmental diseases by activation of SIGMAR1. ANAVEX 2-73 is being developed as an oral once-daily capsule formulation for early AD, and in an oral liquid formulation for Rett syndrome and Fragile X syndrome.

We plan to prioritize the advancement of our ANAVEX 2-73 clinical development pipeline in early AD, Rett syndrome and Fragile X syndrome in the U.S.

EMA

In November 2024, we announced the submission of a Marketing Authorisation Application (“MAA”) to the EMA, under the centralized procedure, for ANAVEX 2-73 for the treatment of AD. In December 2025, we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA rendered a negative opinion on the MAA and that we had requested a re-examination of the opinion. In March 2026, before the re-examination was complete, we announced that the MAA had been withdrawn following feedback from the CHMP indicating that the MAA was not currently approvable.

In April 2026, we requested scientific advice from the EMA regarding the design of our proposed pivotal Phase 3 clinical trial of blarcamesine in early AD, and the CHMP adopted its advice in June 2026. The advice addressed the overall design of the proposed Phase 3 trial, including matters such as study population, endpoint hierarchy, treatment duration, statistical framework and subgroup strategy. We intend to incorporate this feedback into our ongoing discussions with the FDA regarding future study design and the overall development program for blarcamesine.

In June 2026, the CHMP published a Withdrawal Assessment Report documenting the completion of its review of the MAA for ANAVEX 2-73, concluding that the overall benefit-risk balance was negative and recommending refusal of a conditional marketing authorization. The CHMP determined that our single pivotal Phase 2b/3 trial (ANAVEX2-73-AD-004) did not meet its co-primary endpoints. As reported by the CHMP, while the ADAS-Cog13 cognitive endpoint showed a nominally significant result under our primary analysis, the ADCS-ADL functional endpoint did not reach statistical significance, which the CHMP concluded rendered the trial formally negative. The CHMP further found that the statistical analysis underlying the nominally significant ADAS-Cog13 result was not the analysis pre-specified in the study’s protocol or statistical analysis plan, but reflected changes to the analysis model, choice of covariates, and covariance structure made after the study was unblinded. Therefore, the CHMP concluded that this modified analysis constituted a post-hoc analysis that could not render the failed study successful.

FDA

In March 2026, we submitted an Investigational New Drug (“IND”) application to the FDA for ANAVEX 2-73 for the treatment of early AD (the “AD IND”). The submission included cross-referenced information from an existing IND for Rett syndrome that we submitted to the FDA in October 2017 (the “Rett IND”). We are currently proceeding with nonclinical and two foundational clinical pharmacology studies under the AD IND to support and strengthen our regulatory strategy for ANAVEX 2-73 – an absorption, distribution, metabolism, and excretion (“ADME”) study and a drug-drug interaction (“DDI”) study. The first participant visit in the ADME study occurred in August 2026. Dosing in the DDI study is underway and the last participant completing dosing is targeted for the end of September 2026. These studies are not sequential requirements. Rather, these studies support the overall FDA regulatory requirements for ANAVEX 2-73 while we continue to advance our early AD program in parallel. Such studies are not indication-specific and would apply across all of our ANAVEX2-73 programs.

We have submitted clinical trial data under the AD IND from our Phase 2a clinical trial in mild-to-moderate AD (ANAVEX 2-73-002), the related open label extension trial (ANAVEX 2-73-003), the ANAVEX2-73-AD-004 trial and the related open-label extension trial (ANAVEX2-73-AD-EP-004). Data from these studies will form the basis of planned discussions with the FDA on a U.S. clinical development program and a Phase 3 protocol design.

The FDA has previously granted Orphan Drug Designation for ANAVEX 2-73 for the treatment of Rett syndrome and for the treatment of Fragile X syndrome. Additionally, the FDA has granted the Rare Pediatric Disease designation and Fast Track designation for ANAVEX 2-73 for the treatment of Rett syndrome. We are moving forward with initiating a Phase 3 clinical trial for Rett syndrome (ANAVEX2-73-RS-005) in adults while working with the FDA in parallel to align on inclusion of pediatric patients in this trial. We submitted a meeting request to the FDA in August 2026 to discuss adding pediatric patients to the protocol.

ANAVEX2-73-RS-005 study is a randomized, double-blind, placebo-controlled trial evaluating the safety, tolerability and efficacy of once-daily oral blarcamesine in approximately 170 participants with Rett syndrome. Following a 12-week double-blind treatment period and a 4-week safety follow-up, eligible participants may continue into an open-label extension.

We plan to submit an IND for ANAVEX 2-73 for the treatment of Fragile X syndrome in September 2026.

In summary, we plan to align with the FDA on our three prioritized clinical development programs, including obtaining guidance from the FDA on all of our past clinical trials for these programs and the extent to which they can support our clinical development plan. Specifically, we plan to align on three prioritized programs including (i) a clinical development strategy for the treatment of early AD, (ii) a Phase 3 trial protocol for the treatment of Rett syndrome that includes pediatrics and (iii) a clinical development strategy for the treatment of Fragile X syndrome. We plan to provide updates on the status of these programs in future filings as we receive guidance from the FDA.

ANAVEX 3-71

ANAVEX 3-71 is an orally administered clinical drug candidate with a novel mechanism of action through SIGMAR1 activation and M1 muscarinic allosteric modulation. ANAVEX 3-71 has been studied as a CNS-penetrable potential disease modifying treatment for cognitive impairments.

We are party to an exclusive license agreement with Life Science Research Israel Ltd. (“LSRI”) pursuant to which we license certain intellectual property related to ANAVEX 3-71 in exchange for certain payments upon the accomplishment of certain regulatory milestones and a royalty applicable to net sales of any approved product using the intellectual property licensed from LSRI.

The FDA has granted Orphan Drug Designation to ANAVEX 3-71 for the treatment of Frontotemporal Dementia (“FTD”). Development work on ANAVEX 3-71 has been paused and further development work will be contingent on additional funding for ANAVEX 3-71 or the signing of a strategic partnership. It is also possible that we may sub-license ANAVEX 3-71.

ANAVEX 1-41

ANAVEX 1-41 is a sigma-1 agonist and a selective allosteric M1 muscarinic agonist believed to have the potential to demonstrate protective effects of mitochondrial enzyme complexes during pathological conditions, which, if impaired, are believed to play a role in the pathogenesis of neurodegenerative diseases. Development work on ANAVEX 1-41 has been paused and further development work will be contingent on additional funding for ANAVEX 1-41 or the signing of a strategic partnership. It is also possible that we may license or sell ANAVEX 1-41.

ANAVEX 1066

ANAVEX 1066, a mixed sigma-1/sigma-2 ligand, is designed for the potential treatment of neuropathic and visceral pain. Development work on ANAVEX 1066 has been paused and further development work will be contingent on additional funding for ANAVEX 1066 or the signing of a strategic partnership. It is also possible that we may license or sell ANAVEX 1066.

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to thirty-three (33) issued U.S. patents, seventeen (17) pending U.S. patent applications, and numerous Patent Cooperation Treaty (PCT) and ex-U.S. patents and patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

Of the total, at least one (1) U.S. patent relates to crystalline forms of ANAVEX 2-73. This patent expires in 2036. At least seven (7) of the issued U.S. patents relate to ANAVEX 2-73 for the treatment of AD. These patents expire in 2034 as to one patent, 2036 as to one patent, 2037 as to four patents, and 2040 as to one patent. At least four (4) of the issued U.S. patents relate to ANAVEX 2-73 for the treatment of Rett syndrome. These patents expire in 2037 as to three patents, and 2040 as to one patent. Additionally, at least one (1) of the issued U.S. patents relates to ANAVEX 2-73 for the treatment of Fragile X syndrome and expires in 2040.

Our intellectual property position, like that of many biomedical companies, is uncertain and involves complex legal and technical questions. For more information regarding our patents, patent applications, and challenges to our existing or future patents, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on November 25, 2025.

Recent Developments

Nasdaq Compliance

As previously disclosed, on May 20, 2026, we received a deficiency notification letter from the Nasdaq Listing Qualifications Department (the “Nasdaq Staff”) indicating that, as a result of our inability to timely file our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On July 20, 2026, we timely submitted our plan (“Compliance Plan”) to the Nasdaq Staff to regain compliance with Nasdaq Listing Rule 5250(c)(1). The Compliance Plan is currently under review by the Nasdaq Staff.

We expect the filing of this Quarterly Report on Form 10-Q, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 to cure the deficiency. However, the Nasdaq Staff will consider multiple factors when reviewing our Compliance Plan, including our past compliance history, the reasons for the late filing, other corporate events that may occur within our review period, our overall financial condition and our public disclosures. If the Compliance Plan is not accepted by the Nasdaq Staff, the Company will have an opportunity to request a hearing on the Nasdaq Staff’s determination before an independent Hearings Panel.

Financial Overview

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and related notes thereto contained elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. The following discussion contains forward-looking statements, which involve a number of risks and uncertainties. See “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

We are in the development stage and have not earned any revenue since our inception. We do not anticipate earning any revenue until one or more of our product candidates is approved and commercial sales commence or we can establish one or more partnerships to develop, co-develop, license, acquire or market one or more product candidates, if approved.

Our operating costs consist primarily of research and development activities including the cost of clinical trials and clinical supplies as well as clinical drug manufacturing and formulation. Research and development expenses also include personnel-related costs such as salaries and wages, and third-party contract research organization (CRO) expenses in support of these clinical trials. Personnel costs include salaries and wages, benefits, and non-cash share-based compensation charges associated with options and other equity awards granted to employees and consultants who are directly engaged in support of our research and development activities.

General and administrative expenses consist of personnel costs, expenses for outside professional services and expenses associated with operating as a public company. Personnel costs consist of salaries and wages, benefits and share-based compensation for general and administrative personnel. Outside professional services and public company expenses include expenses related to compliance and reporting, additional insurance expenses, audit and Sarbanes-Oxley Act of 2002 compliance, expenses associated with patent research, applications and filings, investor and shareholder relations activities and other administrative expenses and professional services. Subsequent to the end of the quarterly period ended March 31, 2026, we incurred increased legal and other professional expenses arising out of the review by the special committee (“Special Committee”) of our Board of Directors (“Board”), which resulted in the termination of our former CEO, and related matters, and we anticipate incurring higher legal and other professional expenses in future quarters in connection with these matters.

Comparison of the three months ended March 31, 2026 and 2025

Operating Expenses

Total operating expenses for the three months ended March 31, 2026 were $6.5 million, compared to $12.5 million for the comparable three months ended March 31, 2025. The primary reason for the decrease in operating expenses is due to the decrease in research and development expenses, which is more fully described below.

General and administrative expenses were $2.3 million for the three months ended March 31, 2026 as compared to $2.6 million for the same quarter of fiscal 2025. The decrease was primarily related to a decrease in legal and professional fees of approximately $0.4 million.

Our research and development expenses for the three months ended March 31, 2026 were $4.2 million as compared to $9.9 million for the three months ended March 31, 2025.

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Cost of external service providers	$1,301	$6,018
Personnel costs	2,847	3,010
Share based compensation (recovery)	(193)	844
Other common costs	237	20
Total research and development costs	$4,192	$9,892

During the three months ended March 31, 2026 and 2025, external service provider costs by indication and product candidate were as follows (in thousands):

	2026	2025
Alzheimer’s disease	$670	$2,652
Rett syndrome	71	380
Fragile X syndrome	49	—
Parkinson’s disease (1)	16	43
Expanded access programs (2)	106	26
All indications (3)	322	131
Total ANAVEX2-73	1,234	3,232

Phase 1 (FTD)	4	24
Schizophrenia	(10)	2,612
All indications	11	57
Total ANAVEX3-71	5	2,693

Preclinical on all other product candidates	—	44
Other external service provider costs	62	49
Total external service provider costs	$1,301	$6,018

(1)	Spending on Parkinson’s disease relates to residual costs or costs in prior period for this indication that has now been de-prioritized

(2)	Relates to patients who have been granted continued access to treatment with ANAVEX®2-73 through the Australian Government Department of Health – Therapeutic Goods Administration’s compassionate use Special Access Scheme, Health Canada’s Special Access Program (“SAP”) and the Medicines and Health Care Products Regulatory Agency (“MHRA”) Named Patient Program (“NPP”).

(3)	All indications may include clinical chemistry, manufacturing and controls (“CMC”) for which the intended use of the resulting drug product is not necessarily known when the cost is incurred.

The decrease in research and development expenses during the three-month period is primarily related to the following:

(i)	a decrease of approximately $2.6 million from the comparable period as a result of the completion of the ANAVEX 3-71 clinical trial for schizophrenia in May 2025;

(ii)	a decrease of approximately $2.0 million from the comparable period relating to increased manufacturing activities for ANAVEX 2-73 for early AD performed in the comparable period to support the MAA for ANAVEX 2-73 for early AD. These costs were incurred prior to the withdrawal of the MAA, we plan to use the resulting clinical trial material for planned future Phase 3 trials; and

(iii)	a decrease in stock-based compensation charges of approximately $1.0 million from the comparable period as a result of the recovery of stock-based compensation expense associated with unvested and forfeited stock options of departing employees in the comparable period.

Other income (net)

Net other income for the three months ended March 31, 2026 was $1.1 million, as compared to $1.3 million for the three months ended March 31, 2025. The decrease is primarily related to a decrease in interest income of $0.2 million as a result of lower interest rates during the period.

Net loss

Net loss for the three months ended March 31, 2026, was $5.3 million, or $0.06 per share, as compared to $11.2 million, or $0.13 per share, for the three months ended March 31, 2025. The decrease is primarily related to a decrease in research and development expenses, as more fully described above.

Comparison of the six months ended March 31, 2026 and 2025

Operating Expenses

Total operating expenses for the six months ended March 31, 2026 were $13.3 million, compared to $26.1 million for the six months ended March 31, 2025. The primary reason for the decrease in operating expenses is due to the decrease in research and development expenses, which is more fully described below.

General and administrative expenses were $4.4 million for the six months ended March 31, 2026, as compared to $5.8 million for the same period of fiscal 2025. The decrease was primarily related to a decrease in legal and professional fees of approximately $0.7 million, as well as a decrease in stock-based compensation expense of $0.4 million as a result of the vesting of previously issued milestone options, and due to the forfeiture of options by a deceased director, as well as $0.1 million related to a reduction in accrued cash bonus compensation for existing staff.

Our research and development expenses for the six months ended March 31, 2026 were $8.8 million, as compared to $20.3 million for the six months ended March 31, 2025.

The following table summarizes our research and development expenses for the six months ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Cost of external service providers	$2,740	$11,494
Personnel costs	5,122	6,674
Share based compensation	444	2,097
Other common costs	543	73
Total research and development costs	$8,849	$20,338

During the six months ended March 31, 2026 and 2025, external service provider costs by product candidate were as follows (in thousands):

	2026	2025
Alzheimer’s disease	$1,321	$5,656
Rett syndrome	181	730
Fragile X syndrome	70	—
Parkinson’s disease (1)	67	40
Expanded access programs (2)	166	53
All indications (3)	715	273
Total ANAVEX2-73	2,520	6,752

Phase 1 (FTD)	9	27
Schizophrenia	47	4,150
All indications	17	105
Total ANAVEX3-71	73	4,282

Preclinical on all other product candidates	6	286
Other external service provider costs	141	174
Total external service provider costs	$2,740	$11,494

(1)	Spending on Parkinson’s disease relates to residual costs or costs in prior period for this indication that has now been de-prioritized.

(2)	Relates to patients who have been granted continued access to treatment with ANAVEX2-73 through the Australian Government Department of Health – Therapeutic Goods Administration’s compassionate use Special Access Scheme, Health Canada’s SAP and the MHRA NPP.

(3)	All indications may include CMC for which the intended use of the resulting drug product is not necessarily known when the cost is incurred.

The decrease in research and development expenses during the six-month period is primarily related to the following:

(i)	a decrease of approximately $4.1 million from the comparable period as a result of the completion of the ANAVEX 3-71 clinical trial for the treatment of schizophrenia in the comparable period;

(ii)	a decrease of approximately $3.7 million from the comparable period related to increased manufacturing activities in the comparable period for ANAVEX 2-73 for early AD for potential commercial use and increased activities in the comparable period to support the MAA for ANAVEX 2-73 for the treatment of early AD, which has now been withdrawn;

(iii)	a decrease in stock-based compensation charges of approximately $1.7 million from the comparable period associated with the vesting of previously issued milestone options and as a result of the recovery of stock-based compensation expense resulting from the forfeiture of unvested stock options;

(iv)	a decrease of approximately $1.6 million in personnel and consultant costs from the comparable period relating to personnel engaged to support the MAA submitted in November 2025, an overall reduction in staffing over the comparable period, and an overall reduction in accrued cash bonus pool compensation for existing staff; and

(v)	a decrease of approximately $0.5 million related to biomarker and additional statistical programming of ANAVEX 2-73 for the treatment of Rett syndrome in the comparable period.

Other income (net)

Net other income for the six months ended March 31, 2026 was $2.3 million, as compared to $2.8 million for the six months ended March 31, 2025. The decrease is primarily related to a decrease in interest income of $0.5 million as a result of lower interest rates.

Net loss

Net loss for the six months ended March 31, 2026, was $11.0 million, or $0.12 per share, as compared to $23.3 million, or $0.27 per share for the six months ended March 31, 2025. The decrease is primarily related to a decrease in research and development expenses, as more fully described above.

Liquidity and Capital Resources

Working Capital (in thousands)

	March 31, 2026	September 30, 2025
Current Assets	$128,766	$103,815
Current Liabilities	7,059	8,946
Working Capital	$121,707	$94,869

On March 31, 2026, we had net current assets of $121.7 million, an increase of approximately $26.8 million from our fiscal year ended September 30, 2025. The increase in net current assets is primarily related to cash received from the issuance of common stock pursuant to the 2025 Sales Agreement (as defined below).

We had cash and cash equivalents of $127.4 million as of March 31, 2026, compared to $131.7 million as of December 31, 2025. We expect our cash balance at the end of the second quarter of 2026 to fund operations and planned development activities until mid to late fiscal 2028.

We intend to continue to use our capital resources to advance our clinical development of ANAVEX 2-73.

Cash Flows

The following table summarizes cash flows during the six months ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Net cash flows used in operating activities	$(11,591)	$(17,976)
Net cash flows provided by financing activities	36,436	1,560
Increase (decrease) in cash and cash equivalents	$24,845	$(16,416)

Cash flow used in operating activities

Net cash used in operating activities for the six months ended March 31, 2026 was $11.6 million, compared to $18.0 million during the comparable period ended March 31, 2025. The principal reason for this change is due to the decrease in net loss due to the decrease in operating expenditures, as described above.

Cash flow provided by financing activities

Cash flows provided by financing activities for the six month period ended March 31, 2026, was $36.4 million, compared to $1.6 million during the comparable six-month period ended March 31, 2025.

During the six months ended March 31, 2026, cash provided by financing activities was related to cash received from the issuance of common stock pursuant to the 2025 Sales Agreement.

During the six months ended March 31, 2025, cash provided by financing activities was primarily attributable to cash received from the exercise of stock options by our employees.

Cash flows used in investing activities

There were no cash flows from investing activities for the six-month periods ended March 31, 2026 and 2025.

Financings

2025 Sales Agreement

On July 25, 2025, we entered into a Sales Agreement (the “2025 Sales Agreement”) with TD Securities (USA) LLC (the “Sales Agent”). Pursuant to the 2025 Sales Agreement, we may offer and sell up to an aggregate offering price of $150 million (the “Offering”) in shares of our common stock (“Common Stock”) from time to time through the Sales Agent.

Upon delivery of a placement notice based on our instructions and subject to the terms and conditions of the 2025 Sales Agreement, the Sales Agent may sell shares of Common Stock by methods deemed to be an “at the market offering”, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to our prior written consent. We are not obligated to make any sales of shares of Common Stock under the 2025 Sales Agreement. We or the Sales Agent may suspend or terminate the Offering upon notice to the other party, subject to certain conditions. The Sales Agent will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of Nasdaq.

We have agreed to pay the Sales Agent commissions for its services of up to 3.0% of the gross proceeds from the sale of shares of Common Stock pursuant to the Sales Agreement. We have also agreed to provide the Sales Agent with customary indemnification and contribution rights.

During the six months ended March 31, 2026, we issued an aggregate of 6,026,237 shares of Common Stock under the 2025 Sales Agreement for net proceeds of $37.2 million, after deducting commissions. We suspended sales under the 2025 Sales Agreement following the formation of the Special Committee described above under “—Financial Overview.” We will be unable to make sales under the 2025 Sales Agreement after we file our next Annual Report on Form 10-K due to our loss of Form S-3 eligibility for the untimely filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 with the SEC. We will be unable to regain eligibility to use Form S-3 until we have timely filed all reports specified under Form S-3 for the preceding 12 calendar months.

At March 31, 2026, there was an unused amount of $103.2 million under the 2025 Sales Agreement.

2023 Purchase Agreement

On February 3, 2023, we entered into a $150,000,000 purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we had the right to sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $150.0 million in value of shares of our Common Stock from time to time over a three-year period.

In consideration for entering into the 2023 Purchase Agreement, we issued to Lincoln Park 75,000 shares of Common Stock as a commitment fee during the fiscal year ended September 30, 2023 and agreed to issue up to 75,000 shares of Common Stock pro rata, when and if, Lincoln Park purchased, at the our discretion, the $150.0 million aggregate commitment.

During the six-month period ended March 31, 2026 and 2025, we did not issue any shares of Common Stock under the 2023 Purchase Agreement. The 2023 Purchase Agreement expired on February 3, 2026.

Funding Requirements

We will require substantial additional capital to develop our ANAVEX 2-73 programs and to fund operations for the foreseeable future. Moreover, we expect our expenses to increase in connection with our planned clinical development activities of ANAVEX 2-73. Further, we are subject to all of the risks incidental to the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. Our expenses will increase if, and as, we:

•	advance our ANAVEX 2-73 programs through preclinical and clinical development;

•	seek regulatory approval for any ANAVEX 2-73 programs that successfully complete clinical trials;

•	seek to successfully commercialize any of our product candidates that may be approved for sale, either alone or through commercial partners; and

•	expand our operational, financial and management systems and increase personnel, including personnel to support our development, manufacturing and commercialization efforts and our operations as a public company.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. As a result of the un-timely filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 with the SEC, we will be ineligible to utilize our effective Form S-3 registration statement or to file a new Form S-3 registration statement after we file our next Annual Report on Form 10-K. We will be unable to regain eligibility to use Form S-3 until we have timely filed all reports specified under Form S-3 for the preceding 12 calendar months. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our new operating plan, which is based on several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, progress, results and costs of advancing our ANAVEX 2-73 programs, and conducting preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory review of our ANAVEX 2-73 programs, and any delays we may encounter;

•	the costs of manufacturing clinical supply of ANAVEX 2-73;

•	the cost and timing of hiring new employees to support our growth;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	changes in our operating plan, resulting in increases or decreases in our need for capital; and

•	the costs of future activities, including building a commercial organization, product sales, medical affairs, sales and marketing capabilities, manufacturing and distribution, for any of our product candidates for which we receive marketing approval.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated interim financial statements in accordance with accounting principles generally accepted in the U.S. and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as filed with the SEC on November 25, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 “Recent Accounting Pronouncements” in notes to our Condensed Consolidated Interim Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As a “smaller reporting company”, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our Principal Executive Officer and our Principal Financial Officer to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness in internal control over financial reporting as described in our Form 10-K/A for the fiscal year ended September 30, 2025, filed with the SEC on August 28, 2026 (the “2025 Form 10-K/A”).

As described in the 2025 Form 10-K/A, the material weakness that was identified related to deficiencies in our Control Environment and Information and Communication, including a historical failure to set an appropriate tone at the top and the historical process for identifying, escalating and communicating regulatory, clinical and other non-financial information to our principal financial officer, the Audit Committee and the Board. During the affected period, regulatory, clinical and non-financial information was concentrated with our former CEO, and we did not maintain sufficiently formal and precise controls to provide reasonable assurance that such information would be identified, accumulated and communicated completely and timely to all appropriate financial reporting and disclosure-process participants. See Item 9A of the 2025 Form 10-K/A for additional information, including regarding our remediation plans.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The material weakness described in the 2025 Form 10-K/A was identified subsequent to the end of the quarter, and therefore no remediation activities had been designed or implemented as of March 31, 2026. Following the identification of the material weakness, management began developing a remediation plan, as described in the 2025 Form 10-K/A. These remediation activities were initiated after the quarter ended and accordingly are not reflected as changes in internal control over financial reporting for the quarter ended March 31, 2026.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to claims and legal proceedings that arise during the course of business. We are currently subject to the following lawsuits:

Shareholder Class Action

On March 13, 2024, a shareholder class action complaint was filed in the U.S. District Court for the Southern District of New York, and it named us and one of our officers as defendants. The complaint was amended on July 12, 2024 (the “Initial Action”). The complaint alleged violations of the Exchange Act associated with disclosures and statements made with respect to certain clinical trials for ANAVEX 2-73 related to Rett syndrome. This lawsuit was dismissed by the U.S. District Court for the Southern District of New York on June 18, 2025. The plaintiff filed a notice of appeal on July 17, 2025. Briefing on the appeal concluded October 30, 2025, and an oral argument occurred on February 12, 2026. On June 26, 2026, the Second Circuit issued an opinion affirming the district court’s dismissal, including denial of leave to further amend the complaint. Plaintiff did not petition for rehearing within the applicable deadline. The period for plaintiff to file a petition for writ of certiorari has not yet passed. No amount has been recorded in these condensed consolidated interim financial statements for any loss contingencies associated with this lawsuit as we believe that it is not probable that any loss will occur.

Derivative Lawsuits

On or about May 13, 2024, a derivative lawsuit was filed against us (as nominal defendant), one of our officers, and members of our Board in the U.S. District Court for the District of Nevada by another purported shareholder. The complaint asserts various common law claims (including breach of fiduciary duty) and violation of Section 14(a) of the Exchange Act regarding the same or similar allegations at issue in the purported class action lawsuit related to disclosures and statements made about certain clinical trials related to Rett syndrome. On January 22, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the motion to dismiss filed by defendants in the Initial Action is decided by the U.S. District Court for the Southern District of New York. The stay was later extended throughout the appeal. On August 17, 2026, after disposition of the appeal in the Initial Action, a stipulation of dismissal of the derivative lawsuit was approved by the judge.

On February 14, 2025, another derivative lawsuit asserting state law breach of fiduciary duty and unjust enrichment claims based upon similar allegations was filed against us (as nominal defendant), one of our officers, and members of our Board in the Supreme Court for the State of New York, County of New York, by another purported shareholder. On August 18, 2025, pursuant to a stipulation of the parties, the Court entered an order staying this purported derivative lawsuit until the appeal in the Initial Action is resolved On August 10, 2026, after disposition of the appeal in the Initial Action, a stipulation of dismissal of the derivative lawsuit was approved by the judge.

Matters Relating to the Former CEO

On April 30, 2026, the Special Committee terminated the employment of Christopher Missling, PhD, as our CEO, for Cause (as defined in the Former CEO Employment Agreement). Dr. Missling remains a member of our Board after his termination of employment.

In June 2026, we received a Demand for Arbitration (“Demand”) filed by Dr. Missling with the American Arbitration Association (“AAA”). In the Demand, Dr. Missling asserts he was wrongfully terminated for Cause under the Former CEO Employment Agreement and seeks relief for alleged breach of contract, declaratory relief, and defamation. Dr. Missling seeks severance and other compensation allegedly owed under the Former CEO Employment Agreement, including cash severance, acceleration of equity awards, accrued compensation and benefits, reimbursement and advancement of legal fees and expenses, damages for purported defamatory statements, and attorneys’ fees, costs, and interest. Dr. Missling subsequently served and attempted to file an amended demand removing certain allegations, but otherwise maintaining all previously asserted causes of action. We categorically deny any wrongdoing and intend to vigorously defend against the claims. At this early stage of the proceedings, we cannot reasonably estimate any potential loss, or range of loss, that may arise from Dr. Missling’s claims.

On July 6, 2026, Dr. Missling, filed a Summons With Notice in his individual capacity and derivatively on behalf of our Company in New York Supreme Court, New York County, alleging “breach of fiduciary duty as independent board members” against Dr. Jiong Ma, Dr. Claus van der Velden, Dr. Peter Donhauser and Dr. Axel Paeger, who are independent directors on our Board, seeking money damages. We anticipate being named as a nominal defendant in this lawsuit. We believe that this lawsuit is without merit and intend to vigorously defend against it. This lawsuit is in the early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to us.

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

ITEM 1A. RISK FACTORS

Except as otherwise provided herein, there have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 25, 2025.

The termination of our former CEO’s employment for Cause, the related review by the Special Committee, and other matters reviewed in connection therewith, have resulted in, and could continue to result in litigation, inquiries, investigations or other proceedings , and could adversely affect our reputation, business, financial condition and results of operations, prospects, and the market price of our common stock.

As previously disclosed, on April 30, 2026, the Special Committee terminated the employment of Christopher Missling, Ph.D. as our former CEO for Cause (as defined in the Former CEO Employment Agreement), effective immediately. The termination was based on, among other matters, conduct that the Special Committee determined was inconsistent with Company policy.

The conduct of our former CEO and other matters reviewed in connection therewith have resulted in, and could continue to result in litigation, inquiries, investigations or enforcement actions by the FDA, the SEC, Nasdaq or other governmental or regulatory authorities, significant costs, diversion of management’s attention, reputational harm and a loss of confidence among investors, clinical investigators, patients, business partners, shareholders and other stakeholders. Any of these consequences could materially and adversely affect our reputation, business, financial condition, results of operations, prospects and the market price of our common stock. For example, in June 2026, our former CEO filed a Demand for Arbitration with the AAA against us asserting wrongful termination and in July 2026 our former CEO filed a Summons with Notice with the New York Supreme Court against four of our independent directors for alleging “breach of fiduciary duty as independent board members”. For additional information, see Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q.

As of certain prior period ends, we have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective, and we cannot assure you that our remediation measures will operate as intended, fully remediate the material weakness or enable us to maintain effective disclosure controls and procedures and internal control over financial reporting in the future.

As further described in Part II, Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q and Item 9A of the 2025 Form 10-K/A, management has concluded that there was a material weakness in our internal control over financial reporting that existed at September 30, 2025, December 31, 2025 and March 31, 2026. Accordingly, our internal control over financial reporting as of such dates was not effective. In addition, our disclosure controls and procedures were not effective as of such dates due to the material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We may identify additional control deficiencies, including additional material weaknesses, in the future.

We have begun implementing certain remediation and enhancement efforts designed to remediate the material weakness and strengthen our disclosure controls and procedures, internal control over financial reporting, control environment and information and communication processes. These measures must operate for a sufficient period and be tested before management can conclude that the material weakness has been remediated. The remediation process has been and continues to be time-consuming, requires significant management attention and results in substantial costs. We cannot assure you that our remediation measures will operate as intended, fully remediate the material weakness or enable us to maintain effective disclosure controls and procedures and internal control over financial reporting.

If our remediation efforts are unsuccessful or untimely, we may be unable to prevent or detect a material misstatement of our annual or interim financial statements on a timely basis, and information required to be disclosed in our SEC reports may not be recorded, processed, summarized and reported accurately or within required time periods. This could result in material misstatements, inaccurate or incomplete disclosures, additional delayed filings, amendments to or restatements of previously filed financial statements or reports, an inability of our officers to provide required certifications, or noncompliance with SEC or Nasdaq requirements. These consequences could subject us to litigation, investigations or regulatory action, increase our costs, divert management and Board attention, harm our reputation, impair our ability to raise capital, reduce investor confidence in the accuracy and timeliness of our financial reporting and adversely affect the market price of our common stock.

We face risks related to previously being delinquent in filing this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026.

Due to the circumstances described in our Form 12b-25 filed with the SEC on May 11, 2026 (the “Q2 Form 12b-25”), this Quarterly Report on Form 10-Q was delinquent, and due to the circumstances described in our Form 12b-25 filed with the SEC on August 10, 2026 (the “Q3 Form 12b-25”), our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, was delinquent. Additionally, as previously disclosed, on May 20, 2026, we received a deficiency notification letter from the Nasdaq Staff indicating that, as a result of our inability to timely file this Quarterly Report on Form 10-Q, we are not in compliance with Nasdaq Listing Rule 5250(c)(1).

We expect to continue to face many of the risks and challenges related to previously being delinquent in our SEC reporting obligations, including the following:

•	we have incurred, and expect to continue to incur, significant expenses related to the circumstances described in the Q2 Form 12b-25 and the Q3 Form 12b-25;

•	failure to timely file this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 and make our current financial information available has placed downward pressure on our stock price, which has adversely affected, and may continue to adversely affect, among other things, hiring and employee retention;

•	a broad range of potential actions could be taken against us, including litigation and other claims as well as regulatory examinations, investigations, proceedings, orders or other actions by the SEC, Nasdaq or other regulators arising out of our failure to file this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 on a timely basis, including the reasons and causes for such failure to file, and such potential actions would divert management attention and resources from the operation of our business;

•	we will be unable to utilize our effective Form S-3 registration statement or to file a new Form S-3 registration statement after we file our next Annual Report on Form 10-K and will be unable to regain eligibility to use Form S-3 until we have timely filed all reports specified under General Instruction I.A.3. of Form S-3 for the preceding 12 calendar months; and

•	we may not be able to recapture lost opportunities, such as potential strategic collaborations due to ongoing reputational harm.

The continued occurrence of any of the foregoing could harm our reputation, business, financial condition and results of operations, prospects and the market price of our common stock.

The un-timely filing of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 will make us ineligible to utilize our effective Form S-3 registration statement or to file a new Form S-3 registration statement after we file our next Annual Report on Form 10-K. We will be unable to regain eligibility to use Form S-3 until we have timely filed all reports specified under General Instruction I.A.3. of Form S-3 for the preceding 12 calendar months, which will adversely affect our ability to raise future capital.

As a result of the un-timely filing of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 with the SEC, we will be ineligible to utilize our effective Form S-3 registration statement, including in connection with our ATM program under the 2025 Sales Agreement, or to file a new Form S-3 registration statement after we file our next Annual Report on Form 10-K. We will be unable to regain eligibility to use Form S-3 until we have timely filed all reports specified under Form S-3 for the preceding 12 calendar months. Should we wish to offer and sell our securities to the public prior to the time we become eligible to use Form S-3, both the transaction costs and the amount of time required to complete such transactions could increase, making it more difficult to execute any such transactions successfully and potentially having a material adverse effect on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Plans

None of our directors or Section 16 officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K) during the three-month period ended March 31, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 14, 2023)
31.1*	Certification of Terrie Kellmeyer, PhD.
31.2*	Certification of Sandra Boenisch
32.1**	Certification of Terrie Kellmeyer, PhD and Sandra Boenisch.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Terrie Kellmeyer, PhD

Terrie Kellmeyer, PhD
Interim Chief Executive Officer
(Principal Executive Officer)
Date: August 28, 2026

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 28, 2026