Form 10-Q
period 2026-06-30
ANAVEX LIFE SCIENCES CORP.
filed 2026-08-28
CIK 1314052

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANAVEX LIFE SCIENCES CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Anavex Life Sciences Corp.
Condensed Consolidated Interim Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	September 30,
	2026	2025
	(Unaudited)
Assets
Current
Cash and cash equivalents	$118,326	$102,577
Incentive and tax receivables	995	809
Prepaid expenses and other current assets	818	429
Total Assets	$120,139	$103,815

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,656	$4,249
Accrued liabilities - Note 3	4,036	3,892
Deferred grant income - Note 4	—	805
Total Liabilities	$7,692	$8,946

Commitments and Contingencies - Note 6

Capital stock
Authorized:
10,000,000 preferred stock, par value $0.001 per share
200,000,000 common stock, par value $0.001 per share
Issued and outstanding:
92,696,842 common shares (September 30, 2025 - 86,668,521)	93	87
Additional paid-in capital	497,997	477,230
Accumulated deficit	(385,643)	(382,448)
Total Stockholders’ Equity	$112,447	$94,869
Total Liabilities and Stockholders’ Equity	$120,139	$103,815

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Operating expenses (recovery)
General and administrative (recovery)	$(2,032)	$4,500	$2,385	$10,266
Research and development (recovery)	(4,705)	9,959	4,144	30,298

Total operating expenses (recovery)	(6,737)	14,459	6,529	40,564
Operating income (loss)	6,737	(14,459)	(6,529)	(40,564)

Other income (expense)
Grant income	—	25	—	37
Research and development incentive income	34	127	94	635
Interest income, net	1,072	1,075	3,212	3,679
Foreign exchange gain (loss)	(19)	(11)	46	(337)
Total other income, net	1,087	1,216	3,352	4,014
Net income (loss) before provision for income	7,824	$(13,243)	$(3,177)	$(36,550)
Income tax expense, current	—	—	(18)	—
Net income (loss) and comprehensive income (loss)	$7,824	$(13,243)	$(3,195)	$(36,550)

Net income (loss) per share
Basic and diluted	$0.08	$(0.16)	$(0.03)	$(0.43)

Weighted average number of shares outstanding
Basic	92,696,842	85,380,587	91,453,995	85,085,795
Diluted	92,899,536	85,380,587	91,453,995	85,085,795

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended June 30,
	2026	2025

Cash Flows used in Operating Activities
Net loss	$(3,195)	$(36,550)
Adjustments to reconcile net loss to net cash used in operations:
Share based compensation (recovery)	(15,663)	7,828
Changes in working capital balances related to operations:
Incentive and tax receivables	(186)	1,629
Prepaid expenses and deposits	(389)	483
Accounts payable	(593)	(2,887)
Accrued liabilities	(661)	(906)
Deferred grant income	—	(37)
Net cash used in operating activities	(20,687)	(30,440)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issuance costs	36,430	—
Payment for taxes related to cashless exercise of options	—	(2,262)
Proceeds from exercise of stock options	6	1,679
Net cash provided by financing activities	36,436	(583)

Increase (decrease) in cash and cash equivalents during the period	15,749	(31,023)
Cash and cash equivalents, beginning of period	102,577	132,187
Cash and cash equivalents, end of period	$118,326	$101,164

Supplemental Cash Flow Information
Cash paid for state and local franchise taxes	$113	$109
Cash paid for income taxes	$5	$—
Common stock issued upon cashless exercise of stock option	$—	$548

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
For the three months ended June 30, 2026 and 2025
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance, April 1, 2026	92,696,842	$93	$515,081	$(393,467)	$121,707
Share based compensation (recovery)	—	—	(17,084)	—	(17,084)
Net income	—	—	—	7,824	7,824
Balance, June 30, 2026	92,696,842	$93	$497,997	$(385,643)	$112,447

Balance, April 1, 2025	85,333,652	$85	$459,051	$(359,378)	$99,758
Shares issued pursuant to exercise of stock options	39,389	—	119	—	119
Shares issued pursuant to cashless exercise of stock option	50,000	1	88	—	89
Shares withheld related to cashless exercise of stock option and taxes	(11,349)	(1)	(88)	—	(89)
Share based compensation	—	—	4,324	—	4,324
Net loss	—	—	—	(13,243)	(13,243)
Balance, June 30, 2025	85,411,692	$85	$463,494	$(372,621)	$90,958

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
For the nine months ended June 30, 2026 and 2025
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance, October 1, 2025	86,668,521	$87	$477,230	$(382,448)	$94,869
Shares issued under 2025 Sales Agreement	6,026,237	6	36,424	—	36,430
Shares issued pursuant to exercise of stock options	2,084	—	6	—	6
Share based compensation (recovery)	—	—	(15,663)	—	(15,663)
Net loss	—	—	—	(3,195)	(3,195)
Balance, June 30, 2026	92,696,842	$93	$497,997	$(385,643)	$112,447

Balance, October 1, 2024	84,795,517	$85	$456,249	$(336,071)	$120,263
Shares issued pursuant to exercise of stock options	360,021	—	1,679	—	1,679
Shares issued pursuant to cashless exercise of stock option	550,000	1	547	—	548
Shares withheld related to cashless exercise of stock option and taxes	(293,846)	(1)	(2,809)	—	(2,810)
Share based compensation	—	—	7,828	—	7,828
Net loss	—	—	—	(36,550)	(36,550)
Balance, June 30, 2025	85,411,692	$85	$463,494	$(372,621)	$90,958

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2026 – Page 1

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

Operating results for the nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.

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

June 30, 2026 – Page 2

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

At June 30, 2026 and September 30, 2025, the Company did not have any Level 2 or Level 3 assets or liabilities.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2026 – Page 3

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

Note 3 Accrued Liabilities

The principal components of accrued liabilities consist of (in thousands):

	June 30,	September 30,
	2026	2025
Accrued investigator payments	$—	$96
Accrued compensation and benefits	718	1,562
Research grant repayable (Note 4)	805	—
Milestone-based contract accruals	310	523
All other accrued liabilities	2,203	1,711
Total accrued liabilities	$4,036	$3,892

Note 4 Other Income

Grant income

As of June 30, 2026, the Company had received a $1.0 million (September 30, 2025: $1.0 million) research grant awarded by the Michael J. Fox Foundation for Parkinson’s Research (the “MJFF”). The grant was to be used to fund a clinical trial of the Company’s lead compound, ANAVEX 2-73 (blarcamesine) related to Parkinson’s disease.

The grant income was deferred when received and was being amortized to other income as the related research and development expenditures were incurred. During the three and nine months ended June 30, 2026, the Company did not recognize any amount (three and nine months ended June 30, 2025: $24,956 and $37,231 respectively) of this grant on its statements of operations within grant income.

Subsequent to the period ended June 30, 2026, the grant was terminated and the $0.8 million deferred grant income was repaid to the MJFF. As a result of the decision to terminate the grant during the period ended June 30, 2026, deferred grant income of $0.8 million is included in accrued liabilities as of June 30, 2026 (Note 3).

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2026 – Page 4

(Unaudited)

At September 30, 2025: $0.8 million of this grant was recorded as deferred grant income, representing the amount of the grant which had not yet been amortized to other income.

Research and development incentive income

Research and development incentive income represents the income earned by Anavex Australia of the Australia R&D credit. This cash incentive is received by Anavex Australia, upon filing of a claim in connection with Anavex Australia’s annual income tax return.

During the three and nine months ended June 30, 2026, the Company recorded research and development incentive income of $0.03 (AUD 0.04 million) and $0.09 million (AUD 0.14 million) respectively (three and nine months ended June 30, 2025: $0.1 million (AUD 0.2 million) and $0.6 million (AUD 1.0 million)) in respect of the Australia R&D credit for eligible research and development expenses incurred during the period. This amount is included within Other income (expense) on the condensed consolidated interim statements of operations and comprehensive loss.

At June 30, 2026, incentive and tax receivables includes $0.8 million (AUD 1.2 million) (September 30, 2025: $0.7 million (AUD 1.1 million)) relating to Australia R&D credits earned during the period that are expected to be reimbursed upon filing of the Company’s annual claim under this program.

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

As of June 30, 2026, the Company’s tax incentive claims from 2022 to 2025 are open to potential review by the ATO. Additionally, the period open for review is indefinite if the ATO suspects fraud. The Company has not provided any allowance for any such potential adjustments, should they occur in the future.

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

June 30, 2026 – Page 5

(Unaudited)

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

During the nine months ended June 30, 2026, the Company issued 6,026,237 shares of common stock for net proceeds of $36.4 million pursuant to the 2025 Sales Agreement. The Company suspended sales under the 2025 Sales Agreement following formation of the Special Committee (defined below) described in Note 6.

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

During the three and nine months ended June 30, 2026 and year ended September 30, 2025, the Company did not issue any shares of common stock under the 2023 Purchase Agreement.

The 2023 Purchase Agreement expired on February 3, 2026.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2026 – Page 6

(Unaudited)

Note 6 Commitments and Contingencies

Lease

The Company leases office space under an operating lease with an initial term of 12 months or less. Under the terms of the office lease, the Company is required to pay its proportionate share of operating costs.

The operating lease costs were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Operating lease costs	$43	$33	$112	$99

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

The Company made matching contributions under the 401(k) plan as follows (in thousands):

	Three Months Ended June 30,		Nine Months ended June 30,
	2026	2025	2026	2025
Contributions to 401(k) plan	$68	$98	$150	$213

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

June 30, 2026 – Page 7

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

June 30, 2026 – Page 8

(Unaudited)

Share–based Compensation Plan

2015 Stock Option Plan

On September 18, 2015, the Company’s Board approved a 2015 Omnibus Incentive Plan (the “2015 Plan”), which provided for the grant of stock options and restricted stock awards to directors, officers, employees and consultants of the Company.

The maximum number of our shares of common stock reserved for issue under the 2015 Plan was 6,050,553 shares, subject to adjustment in the event of a change of the Company’s capitalization.

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

As at June 30, 2026, 3,285,496 options were outstanding under the 2022 Plan and 14,007,678 awards were available for issue under the 2022 Plan.

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2026 – Page 9

(Unaudited)

The following summarizes information about stock option activity during the nine months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Outstanding, September 30, 2025	14,961,583	7.25	5.46	39,715,608
Granted	167,000	4.08	3.10	—
Exercised	(2,084)	3.17	2.40	2,772
Expired	(125,000)	11.14	5.35	—
Forfeited	(6,019,249)	8.27	4.94	—
Outstanding, June 30, 2026	8,982,250	6.45	5.03	149,304
Exercisable, June 30, 2026	7,754,420	5.96	4.73	149,304

The following summarizes information about stock options at June 30, 2026 by a range of exercise prices:

Range of exercises prices		Number of outstanding	Weighted average remaining	Weighted average	Number of	Weighted average
From	To	options	contractual life (in years)	exercise price	vested options	exercise price (vested options)
$2.30	$5.00	2,999,366	2.07	$2.99	2,974,949	$2.98
$5.01	$7.00	2,138,703	3.57	$5.71	1,849,455	$5.77
$7.01	$9.00	2,502,681	4.92	$7.95	1,960,016	$7.79
$9.01	$13.00	911,500	5.96	$10.26	765,000	$10.29
$13.01	$25.00	430,000	5.07	$17.77	205,000	$17.39
		8,982,250	3.76	$6.45	7,754,420	$5.96

The weighted average per share fair value of stock options vested at June 30, 2026 was $4.73 (September 30, 2025: $4.83). At June 30, 2026, the weighted average contractual life of stock options outstanding was 3.76 years (September 30, 2025: 5.22 years) and for stock options exercisable was 3.23 years (September 30, 2025: 4.11 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s common stock for the options that were in-the-money at June 30, 2026.

As of June 30, 2026, the Company had an obligation to issue 205,000 stock options under the 2022 Plan to employees of the Company. The terms of the stock options to be issued will be determined by the Compensation Committee of the Board on the date of grant, in accordance with the 2022 Plan.

The Company recognized share-based compensation recovery of $17.1 million and $15.7 million during the three and nine months ended June 30, 2026 respectively (three and nine months ended June 30, 2025 expense of $4.3 million and $7.8 million respectively) in connection with the issuance and vesting  of stock options in exchange for services, net of the impact of forfeitures. These amounts have been included in general and  administrative expenses and research and development expenses on the Company’s condensed consolidated interim statements of  operations as follows (in thousands):

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2026 – Page 10

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
General and administrative	$(7,204)	$1,717	$(6,227)	$3,124
Research and development	(9,880)	2,607	(9,436)	4,704
Total share-based compensation	$(17,084)	$4,324	$(15,663)	$7,828

An amount of approximately $1.2 million in share-based compensation is expected to be recorded over the remaining term of such options through fiscal 2029.

The fair value of each stock option award is estimated on the date of grant using the Black Scholes option pricing model. The fair value of share-based compensation charges recognized during the three and nine months ended June 30, 2026 was determined with reference to the quoted market price of the Company’s shares on the grant date and based on the following weighted average assumptions:

	2026	2025
Risk-free interest rate	3.68%	3.98%
Expected life of options (years)	5.64	5.57
Annualized volatility	86.63%	86.49%
Dividend rate	0.00%	0.00%

The fair value of stock compensation charges (recoveries) recognized during the three and nine months ended June 30, 2026 and 2025 was determined with reference to the quoted market price of the Company’s shares on the grant date.

Prior to October 1, 2025, the expected life was based on the estimated average life of options using the “simplified method”, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting on October 1, 2025, the expected life is based on the historical exercise activity of previously granted and exercised options.

Note 7 Segmented Information

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the Interim Chief Executive Officer. The Company has determined that it operates in a single operating segment, which consists of the development of clinical and preclinical product candidates focused on advancing novel therapeutics for CNS diseases and disorders, and related administrative activities.

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

Anavex Life Sciences Corp.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2026 – Page 11

(Unaudited)

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Research and development costs
Preclinical studies	$58	$36	$91	$452
Clinical trials	2,563	3,278	5,207	14,305
Personnel costs	2,450	1,007	7,572	7,681
Non-cash share-based compensation (recovery)	(9,880)	2,607	(9,436)	4,704
Other research and development costs(a)	104	3,031	710	3,156
Total research and development costs (recovery)	(4,705)	9,959	4,144	30,298

General and administrative costs
Personnel costs	756	560	1,796	1,706
Non-cash share-based compensation (recovery)	(7,204)	1,718	(6,227)	3,124
Other general and administrative costs(b)	4,416	2,222	6,816	5,436
Total general and administrative costs (recovery)	(2,032)	4,500	2,385	10,266

Other income	1,087	1,216	3,352	4,014
Net income (loss)	$7,824	$(13,243)	$(3,177)	$(36,550)

a.	Other research and development costs include, but are not limited to, publications, sponsorships, membership fees, scientific conferences, and medical affairs strategy and branding.

b.	Other general and administrative expenses include, but are not limited to, office rent, public company reporting requirements including professional fees, insurance, and other general operating expenses not otherwise included in research and development expenses.

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

The Company expects the filing of this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the period ended March 31, 2026 to cure the deficiency. However, the Nasdaq Staff will consider multiple factors when reviewing the Company’s Compliance Plan, including its past compliance history, the reasons for the late filing, other corporate events that may occur within the review period, the Company’s overall financial condition and its public disclosures. If the Compliance Plan is not accepted by the Nasdaq Staff, the Company will have an opportunity to request a hearing on the Nasdaq Staff’s determination before an independent Hearings Panel.

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

FDA

In March 2026, we submitted an Investigational New Drug (“IND”) application to the FDA for ANAVEX 2-73 for the treatment of early AD (the “AD IND”). The submission included cross-referenced information from an existing IND for Rett syndrome that we submitted to the FDA in October 2017 (the “Rett IND”). We are currently proceeding with nonclinical and two foundational clinical pharmacology studies under the AD IND to support and strengthen our regulatory strategy for ANAVEX 2-73 – an absorption, distribution, metabolism, and excretion (“ADME”) study and a drug-drug interaction (“DDI”) study. The first participant visit in the ADME study occurred in August 2026. Dosing in the DDI study is underway and the last participant completing dosing is targeted for the end of September 2026. These studies are not sequential requirements. Rather, these studies support the overall FDA regulatory requirements for ANAVEX 2-73 while we continue to advance our early AD program in parallel. Such studies are not indication-specific and would apply across all of our ANAVEX 2-73 programs.

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

Patents, Trademarks and Intellectual Property

We hold ownership or exclusive rights to thirty-three (33) issued U.S. patents, seventeen (17) pending U.S. patent applications, and numerous Patent Cooperation Treaty (“PCT”) and ex-U.S. patents and patent applications relating to our drug candidates, methods associated therewith, and to our research programs.

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

We expect the filing of this Quarterly Report on Form 10-Q, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, to cure the deficiency. However, the Nasdaq Staff will consider multiple factors when reviewing our Compliance Plan, including our past compliance history, the reasons for the late filing, other corporate events that may occur within our review period, our overall financial condition and our public disclosures. If the Compliance Plan is not accepted by the Nasdaq Staff, the Company will have an opportunity to request a hearing on the Nasdaq Staff’s determination before an independent Hearings Panel.

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

Our operating costs consist primarily of research and development activities including the cost of clinical trials and clinical supplies as well as clinical drug manufacturing and formulation. Research and development expenses also include personnel-related costs such as salaries and wages, and third-party contract research organization (“CRO”) expenses in support of these clinical trials. Personnel costs include salaries and wages, benefits, and non-cash share-based compensation charges associated with options and other equity awards granted to employees and consultants who are directly engaged in support of our research and development activities.

General and administrative expenses consist of personnel costs, expenses for outside professional services and expenses associated with operating as a public company. Personnel costs consist of salaries and wages, benefits and share-based compensation for general and administrative personnel. Outside professional services and public company expenses include expenses related to compliance and reporting, additional insurance expenses, audit and Sarbanes-Oxley Act of 2002 compliance, expenses associated with patent research, applications and filings, investor and shareholder relations activities and other administrative expenses and professional services. We have incurred increased legal and other professional expenses arising out of the review by the special committee (“Special Committee”) of our Board of Directors (“Board”), which resulted in the termination of our former CEO, and related matters, and we anticipate incurring higher legal and other professional expenses in future quarters in connection with these matters.

Comparison of the three months ended June 30, 2026 and 2025

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 were $(6.7) million, compared to $14.5 million for the comparable three months ended June 30, 2025. The primary reason for the decrease in operating expenses is due to the reversal of $15.5 million in stock-based compensation expense primarily associated with the termination of our former CEO for Cause. Additionally, there were also reversals of $1.9 million in stock-based compensation expense associated with the determination that previously granted milestone-based stock options, will never vest given the Company’s change in strategy.

General and administrative expenses were $(2.0) million for the three months ended June 30, 2026 as compared to $4.5 million for the three months ended June 30, 2025. The decrease was primarily related to the reversal of $7.5 million in stock-based compensation expense during the period. Of the total, $6.9 million was associated with the termination of employees, primarily our former CEO and $0.6 million was associated with the determination that previously granted milestone-based stock options, will never vest. These decreases were partially offset by an increase in legal and other professional expenses of approximately $2.2 million arising out of the review by the Special Committee, which resulted in the termination of our former CEO, and related matters.

Our research and development expenses for the three months ended June 30, 2026 were $(4.7) million, as compared to $10.0 million for the three months ended June 30, 2025. The decrease was primarily related to the reversal of $9.9 million in stock-based compensation expense during the period. Of the total, $8.6 million was associated with the termination of employees, primarily our former CEO, and $1.3 million was associated with the determination that previously granted milestone-based stock options will never vest.

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	2026	2025
Cost of external service providers	$2,656	$3,378
Personnel costs	2,450	3,654
Share based compensation (recovery)	(9,880)	2,607
Other common costs	69	320
Total research and development costs	$(4,705)	$9,959

During the three months ended June 30, 2026 and 2025, external service provider costs by indication and product candidate were as follows (in thousands):

	2026	2025
Alzheimer’s disease	$1,114	$1,248
Rett syndrome (recovery)	(8)	780
Fragile X syndrome	—	17
Parkinson’s disease (1)	28	73
Expanded access programs (2)	130	139
All indications (3)	1,233	77
Total ANAVEX 2-73	2,497	2,334

Phase 1 (FTD)	3	4
Schizophrenia	3	883
All indications	9	41
Total ANAVEX 3-71	15	928

Preclinical on all other product candidates	7	6
Other external service provider costs	137	110
Total external service provider costs	$2,656	$3,378

(1)	Spending on Parkinson’s disease relates to residual costs or costs in prior period for this indication that has now been de-prioritized.

(2)	Relates to patients who have been granted continued access to treatment with ANAVEX 2-73 through the Australian Government Department of Health – Therapeutic Goods Administration’s compassionate use Special Access Scheme, Health Canada’s Special Access Program (“SAP”) and the Medicines and Health Care Products Regulatory Agency (“MHRA”) Named Patient Program (“NPP”).

(3)	All indications may include clinical chemistry, manufacturing and controls (“CMC”) for which the intended use of the resulting drug product is not necessarily known when the cost is incurred.

The decrease in research and development expenses during the three-month period is primarily related to the following:

(i)	a decrease in stock-based compensation charges of $12.5 million from the comparable period as a result of the recovery of stock-based compensation expense associated with unvested and forfeited stock options of departing employees, primarily our former CEO;

(ii)	a reduction in personnel costs of $1.2 million as a result of a reduction in staff, as well as a reduction in consultants engaged in connection with European regulatory affairs activities;

(iii)	a decrease of approximately $0.9 million from the comparable period as a result of the completion of the ANAVEX 3-71 clinical trial for schizophrenia in May 2025; and

(iv)	a reduction in spending of $0.8 million on the Rett syndrome program, primarily as a result of the completion of biomarker analysis and CRO involvement associated with the RS-003 clinical trial.

This was partially offset by an increase in spending on clinical pharmacology studies of $1.1 million, primarily for a DDI study, which commenced in the third quarter of fiscal 2026, and manufacturing of drug product for our planned ADME study, which is expected to start in the fourth quarter of fiscal 2026.

Other income (net)

Net other income for the three months ended June 30, 2026 was $1.1 million, as compared to $1.2 million for the three months ended June 30, 2025. The decrease is primarily related to a decrease in research and development incentive income of $0.1 million as a result of the completion of clinical trial activities in Australia that had been eligible for the Australian research and development credit.

Net income (loss)

Net income for the three months ended June 30, 2026 was $7.8 million, or $0.08 per share, as compared to a net loss of $13.2 million, or $0.16 per share, in the three months ended June 30, 2025. The decrease in net loss is primarily related to the recovery of stock-based compensation expense, as more fully described above.

Comparison of the nine months ended June 30, 2026 and 2025

Operating Expenses

Total operating expenses for the nine months ended June 30, 2026 were $6.5 million, compared to $40.6 million for the nine months ended June 30, 2025. The primary reason for the decrease in operating expenses is due to the reversal of $16.4 million in stock-based compensation expense primarily associated with the termination of our former CEO and other personnel. Additionally, there were also reversals of $1.9 million in stock-based compensation expense associated with the determination that previously granted milestone-based stock options will never vest given the Company’s change in strategy.

General and administrative expenses were $2.4 million for the nine months ended June 30, 2026 as compared to $10.3 million for the nine months ended June 30, 2025. The decrease was primarily related to the reversal of $7.5 million in stock-based compensation expense during the period. Of the total, $6.9 million was associated with the termination of employees, primarily our former CEO, and $0.6 million was associated with the determination that previously granted milestone-based stock options will never vest. These decreases were partially offset by an increase in legal and professional fees of approximately $1.5 million arising out of the review by the Special Committee, which resulted in the termination of our former CEO, and related matters.

Our research and development expenses for the nine months ended June 30, 2026 were $4.1 million, as compared to $30.3 million for the nine months ended June 30, 2025. The decrease was primarily related to the reversal of $10.8 million in stock-based compensation expense during the period. Of the total, $9.5 million was associated with the termination of employees, primarily our former CEO, and $1.3 million was associated with the determination that previously granted milestone-based stock options will never vest.

The following table summarizes our research and development expenses for the nine months ended June 30, 2026 and 2025 (in thousands):

	2026	2025
Cost of external service providers	$5,396	$14,872
Personnel costs	7,572	10,328
Share based compensation expense (recovery)	(9,436)	4,704
Other common costs	612	394
Total research and development costs	$4,144	$30,298

During the nine months ended June 30, 2026 and 2025, external service provider costs by product candidate were as follows (in thousands):

	2026	2025
Alzheimer’s disease	$2,435	$6,904
Rett syndrome	173	1,510
Fragile X syndrome	70	17
Parkinson’s disease (1)	95	113
Expanded access programs (2)	296	192
All indications (3)	1,953	350
Total ANAVEX 2-73	5,022	9,086

Phase 1 (FTD)	12	31
Schizophrenia	50	5,033
All indications	23	146
Total ANAVEX 3-71	85	5,210

Preclinical on all other product candidates	10	292
Other external service provider costs	279	284
Total external service provider costs	$5,396	$14,872

(1)	Spending on Parkinson’s disease relates to residual costs or costs in prior period for this indication that has now been de-prioritized.

(2)	Relates to patients who have been granted continued access to treatment with ANAVEX 2-73 through the Australian Government Department of Health – Therapeutic Goods Administration’s compassionate use Special Access Scheme, Health Canada’s SAP and the MHRA NPP.

(3)	All indications may include CMC for which the intended use of the resulting drug product is not necessarily known when the cost is incurred.

The decrease in research and development expenses during the nine-month period is primarily related to the following:

(i)	a decrease in stock-based compensation charges of approximately $14.1 million from the comparable period as a result of the recovery of stock-based compensation expense resulting from the forfeiture of unvested stock options;

(ii)	a decrease of approximately $5.0 million from the comparable period as a result of the completion of the ANAVEX 3-71 clinical trial for the treatment of schizophrenia in the comparable period;

(iii)	a decrease of approximately $4.0 million from the comparable period related to increased manufacturing activities in the comparable period for ANAVEX 2-73 for early AD for potential commercial use and increased activities in the comparable period to support the MAA for ANAVEX 2-73 for the treatment of early AD, which has now been withdrawn;

(iv)	a decrease of approximately $2.8 million in personnel and consultant costs from the comparable period relating to personnel engaged to support the MAA submitted in November 2025, an overall reduction in staffing over the comparable period, and an overall reduction in accrued cash bonus pool compensation for existing staff; and

(v)	a reduction of $1.3 million in spending on the Rett syndrome program, as a result of the completion of biomarker and additional statistical programming analysis and CRO involvement associated with the RS-003 clinical trial in the comparable period.

Other income (net)

Net other income for the nine months ended June 30, 2026 was $3.4 million, as compared to $4.0 million for the nine months ended June 30, 2025. The decrease is primarily related to a decrease in research and development incentive income of $0.5 million as a result of the completion of clinical trial activities in Australia that had been eligible for the Australian research and development credit.

Net loss

Net loss for the nine months ended June 30, 2026 was $3.2 million, or $0.03 per share, as compared to $36.6 million, or $0.43 per share, for the nine months ended June 30, 2025. The decrease in net loss is primarily related to the recovery of stock-based compensation expense, as more fully described above.

Liquidity and Capital Resources

Working Capital (in thousands)

	June 30, 2026	September 30, 2025
Current Assets	$120,139	$103,815
Current Liabilities	7,692	8,946
Working Capital	$112,447	$94,869

On June 30, 2026, we had net current assets of $112.4 million, an increase of approximately $17.5 million from our fiscal year ended September 30, 2025. The increase in net current assets is primarily related to cash received from the issuance of our common stock pursuant to the 2025 Sales Agreement (as defined below) during the first quarter of fiscal 2026.

We had cash and cash equivalents of $118.3 million as of June 30, 2026, compared to $102.6 million as of September 30, 2025. We expect our cash balance at the end of the third quarter of 2026 to fund operations and planned development activities until mid to late fiscal 2028.

We intend to continue to use our capital resources to advance our clinical development of ANAVEX 2-73.

Cash Flows

The following table summarizes cash flows during the nine months ended June 30, 2026 and 2025 (in thousands):

	2026	2025
Net cash flows used in operating activities	$(20,687)	$(30,440)
Net cash flows provided by (used in) financing activities	36,436	(583)
Increase (decrease) in cash and cash equivalents	$15,749	$(31,023)

Cash flow used in operating activities

Net cash used in operating activities for the nine months ended June 30, 2026 was $20.7 million, compared to $30.4 million during the comparable period ended June 30, 2025. The principal reason for this change is due to the decrease in net loss due to the decrease in research and development expenditures, net of stock-based compensation reversals, as more fully described above.

Cash flow provided by financing activities

Cash flows provided by financing activities for the nine months ended June 30, 2026 was $36.4 million, compared to cash utilized in financing activities of $0.6 million during the comparable nine months ended June 30, 2025.

During the nine months ended June 30, 2026, cash provided by financing activities was related to cash received from the issuance of our common stock pursuant to the 2025 Sales Agreement.

During the nine months ended June 30, 2025, we received $1.7 million in cash from the exercise of stock options by our employees. We utilized $2.3 million to satisfy tax withholding obligations associated with the net exercise of an employee stock option by our former CEO, in exchange for the withholding of shares of our common stock that would have been received upon exercise of the employee stock option.

Cash flows used in investing activities

There were no cash flows from investing activities for the nine-month periods ended June 30, 2026 and 2025.

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

During the nine months ended June 30, 2026, we issued an aggregate of 6,026,237 shares of Common Stock under the 2025 Sales Agreement for net proceeds of $36.4 million, after deducting commissions. We suspended sales under the 2025 Sales Agreement following the formation of the Special Committee described above under “—Financial Overview.” We will be unable to make sales under the 2025 Sales Agreement after we file our next Annual Report on Form 10-K due to our loss of Form S-3 eligibility for the untimely filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 with the SEC. We will be unable to regain eligibility to use Form S-3 until we have timely filed all reports specified under Form S-3 for the preceding 12 calendar months.

At June 30, 2026, there was an unused amount of $103.2 million under the 2025 Sales Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our Principal Executive Officer and our Principal Financial Officer to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in internal control over financial reporting as described in our Form 10-K/A for the fiscal year ended September 30, 2025, filed with the SEC on August 28, 2026 (the “2025 Form 10-K/A”).

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

Changes in Internal Control Over Financial Reporting

As previously disclosed in a Current Report on Form 8-K, filed with the SEC on May 6, 2026, on April 30, 2026, the Special Committee terminated the employment of our former CEO for Cause (as defined in the Employment Agreement, dated as of June 27, 2013, between us and our former CEO, as amended and restated (the “Former CEO Employment Agreement”), effective immediately for, among other things, conduct that the Special Committee believed was inconsistent with Company policy. That action removed the individual with whom the relevant regulatory, clinical and other non-financial information had been concentrated.

During the quarter ended June 30, 2026, building on the leadership change initiated by the Special Committee, we began implementing certain of the remediations and enhancements described in the 2025 Form 10-K/A filed with the SEC on August 28, 2026 to our disclosure and information-communication processes. Specifically, these remediation and enhancements included:

•	We established a formal Disclosure Committee with defined responsibilities for reviewing significant information relevant to our SEC disclosures; and

•	We implemented additional procedures to reconcile significant regulatory, clinical and non-financial source documents to matters contained in our SEC disclosures;

Except for the measures described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We regularly evaluate our controls and procedures and make improvements in the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Matters Relating to the Former CEO

On April 30, 2026, the Special Committee terminated the employment of Christopher Missling, Ph.D., as our CEO, for Cause (as defined in the Former CEO Employment Agreement). Dr. Missling remains a member of our Board after his termination of employment.

In June 2026, we received a Demand for Arbitration (the “Demand”) filed by Dr. Missling with the American Arbitration Association (“AAA”). In the Demand, Dr. Missling asserts he was wrongfully terminated for Cause under the Former CEO Employment Agreement and seeks relief for alleged breach of contract, declaratory relief, and defamation. Dr. Missling seeks severance and other compensation allegedly owed under the Former CEO Employment Agreement, including cash severance, acceleration of equity awards, accrued compensation and benefits, reimbursement and advancement of legal fees and expenses, damages for purported defamatory statements, and attorneys’ fees, costs, and interest. Dr. Missling subsequently served and attempted to file an amended demand removing certain allegations, but otherwise maintaining all previously asserted causes of action. We categorically deny any wrongdoing and intend to vigorously defend against the claims. At this early stage of the proceedings, we cannot reasonably estimate any potential loss, or range of loss, that may arise from Dr. Missling’s claims.

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

The termination of our former CEO’s employment for Cause, the related review by the Special Committee and other matters reviewed in connection therewith have resulted in, and could continue to result in litigation, inquiries, investigations or other proceedings, and could adversely affect our reputation, business, financial condition and results of operations, prospects, and the market price of our common stock.

As previously disclosed, on April 30, 2026, the Special Committee terminated the employment of Christopher Missling, Ph.D. as our former CEO for Cause (as defined in the Former CEO Employment Agreement), effective immediately. The termination was based on, among other matters, conduct that the Special Committee determined was inconsistent with Company policy.

The conduct of our former CEO and other matters reviewed in connection therewith have resulted in, and could continue to result in, litigation, inquiries, investigations or enforcement actions by the FDA, the SEC, Nasdaq or other governmental or regulatory authorities, significant costs, diversion of management’s attention, reputational harm and a loss of confidence among investors, clinical investigators, patients, business partners, shareholders and other stakeholders. Any of these consequences could materially and adversely affect our reputation, business, financial condition, results of operations, prospects and the market price of our common stock. For example, in June 2026, our former CEO filed a Demand for Arbitration with the AAA against us asserting wrongful termination and in July 2026 our former CEO filed a Summons with Notice with the New York Supreme Court against four of our independent directors for alleging “breach of fiduciary duty as independent board members”. For additional information, see Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q.

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

As further described in Part II, Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q, and Item 9A of the 2025 Form 10-K/A, management has concluded that there was a material weakness in our internal control over financial reporting that existed at September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026. Accordingly, our internal control over financial reporting as of such dates was not effective. In addition, our disclosure controls and procedures were not effective as of such dates, due to the material weakness in internal control over financial reporting.

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

We face risks related to previously being delinquent in filing this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

Due to the circumstances described in our Form 12b-25 filed with the SEC on August 10, 2026 (the “Q3 Form 12b-25”), this Quarterly Report on Form 10-Q was delinquent and, due to the circumstances described in our Form 12b-25 filed with the SEC on May 11, 2026 (the “Q2 Form 12b-25”), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, was delinquent. Additionally, as previously disclosed, on May 20, 2026, we received a deficiency notification letter from the Nasdaq Staff indicating that, as a result of our inability to timely file the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, we are not in compliance with Nasdaq Listing Rule 5250(c)(1).

We expect to continue to face many of the risks and challenges related to previously being delinquent in our SEC reporting obligations, including the following:

•	we have incurred, and expect to continue to incur, significant expenses related to the circumstances described in the Q2 Form 12b-25 and the Q3 Form 12b-25;

•	failure to timely file this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, and make our current financial information available has placed downward pressure on our stock price, which has adversely affected, and may continue to, adversely affect, among other things, hiring and employee retention;

•	a broad range of potential actions could be taken against us, including litigation and other claims as well as regulatory examinations, investigations, proceedings, orders or other actions by the SEC, Nasdaq or other regulators arising out of our failure to file this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, on a timely basis, including the reasons and causes for such failure to file, and such potential actions would divert management attention and resources from the operation of our business;

•	we will be unable to utilize our effective Form S-3 registration statement or to file a new Form S-3 registration statement after we file our next Annual Report on Form 10-K and will be unable to regain eligibility to use Form S-3 until we have timely filed all reports specified under General Instruction I.A.3. of Form S-3 for the preceding 12 calendar months; and

•	we may not be able to recapture lost opportunities such as potential strategic collaborations due to ongoing reputational harm.

The continued occurrence of any of the foregoing could harm our reputation, business, financial condition and results of operations, prospects and the market price of our common stock.

The un-timely filing of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 will make us ineligible to utilize our effective Form S-3 registration statement or to file a new Form S-3 registration statement after we file our next Annual Report on Form 10-K. We will be unable to regain eligibility to use Form S-3 until we have timely filed all reports specified under General Instruction I.A.3. of Form S-3 for the preceding 12 calendar months, which will adversely affect our ability to raise future capital.

As a result of the un-timely filing of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 with the SEC, we will be ineligible to utilize our effective Form S-3 registration statement, including in connection with our ATM program under the 2025 Sales Agreement, or to file a new Form S-3 registration statement after we file our next Annual Report on Form 10-K. We will be unable to regain eligibility to use Form S-3 until we have timely filed all reports specified under Form S-3 for the preceding 12 calendar months. Should we wish to offer and sell our securities to the public prior to the time we become eligible to use Form S-3, both the transaction costs and the amount of time required to complete such transactions could increase, making it more difficult to execute any such transactions successfully and potentially having a material adverse effect on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Plans

None of our directors or Section 16 officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K) during the three-month period ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 24, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 14, 2023)
10.1*^	Employment Agreement, dated May 4, 2026, by and between Anavex Life Sciences Corp. and Terrie Kellmeyer, Ph.D.
31.1*	Certification of Terrie Kellmeyer, Ph.D.
31.2*	Certification of Sandra Boenisch
32.1**	Certification of Terrie Kellmeyer, PhD and Sandra Boenisch.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

^ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAVEX LIFE SCIENCES CORP.

/s/Terrie Kellmeyer, Ph.D.

Terrie Kellmeyer, Ph.D.
Interim Chief Executive Officer
(Principal Executive Officer)
Date: August 28, 2026

/s/Sandra Boenisch

Sandra Boenisch, CPA, CGA
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 28, 2026